Form 10-Q
period 2016-09-30
AdvanSix Inc.
filed 2016-11-10
CIK 1673985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to _____
Commission File Number: 001-36218

AdvanSix Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-2525089
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

115 Tabor Road, Morris Plains, NJ	07950
(Address of Principal Executive Offices)	(Zip Code)

(973)  455-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant had 30,482,966 shares of common stock, $0.01 par value, outstanding at November 7, 2016.

ADVANSIX INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADVANSIX INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$37,964	$—
Accounts and other receivables – net	148,583	127,545
Inventories	136,650	150,231
Other current assets	5,051	4,443
Total current assets	328,248	282,219

Property, plant, equipment – net	551,578	527,542
Goodwill	15,005	15,005
Other assets	28,043	16,220
Total assets	$922,874	$840,986

LIABILITIES
Current liabilities:
Accounts payable	$190,228	$192,733
Accrued liabilities	15,425	25,114
Deferred income and customer advances	1,705	25,207
Total current liabilities	207,358	243,054

Deferred income taxes	130,678	114,910
Long-term debt	308,230	—
Postretirement benefit obligations	34,935	—
Other liabilities	4,205	3,952
Total liabilities	685,406	361,916

CONTINGENCIES (Note 12)

EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized and 30,482,966 shares issued and outstanding	305	—
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding	—	—
Additional paid in capital	242,254	—
Retained earnings	—	—
Invested equity	—	482,809
Accumulated other comprehensive loss	(5,091)	(3,739)
Total equity	237,468	479,070
Total liabilities and equity	$922,874	$840,986

The Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$323,953	$335,874	$932,201	$1,013,544
Costs, expenses and other:
Costs of goods sold	285,091	289,985	804,471	900,194
Selling, general and administrative expenses	11,695	14,609	33,949	39,204
Other non-operating, net	(635)	(815)	(1,792)	(2,014)
	296,151	303,779	836,628	937,384

Income before taxes	27,802	32,095	95,573	76,160
Income taxes	11,342	11,684	36,712	27,722
Net income	$16,460	$20,411	$58,861	$48,438

Earnings per common share
Basic	$0.54	$0.67	$1.93	$1.59
Diluted	$0.54	$0.67	$1.93	$1.59
Weighted average common shares outstanding
Basic	30,482,966	30,482,966	30,482,966	30,482,966
Diluted	30,482,966	30,482,966	30,482,966	30,482,966

The Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$16,460	$20,411	$58,861	$48,438

Foreign exchange translation adjustment	(148)	146	284	(985)
Commodity hedges	(3,470)	(1,496)	(1,635)	3,592
Other comprehensive income (loss), net of tax	(3,618)	(1,350)	(1,351)	2,607
Comprehensive income	$12,842	$19,061	$57,510	$51,045

The Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$58,861	$48,438
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	29,964	27,376
Loss on disposal of assets	1,246	1,035
Deferred income taxes	29,206	7,629
Changes in assets and liabilities:
Accounts and other receivables	(20,117)	40,175
Inventories	13,581	16,539
Accounts payable	(161)	(34,513)
Accrued liabilities	(9,690)	(3,183)
Deferred income and customer advances	(23,501)	(28,640)
Other assets and liabilities	(12,922)	(5,008)
Net cash provided by operating activities	66,467	69,848

Cash flows from investing activities:
Expenditures for property, plant and equipment	(56,859)	(67,898)
Other investing activities	(461)	(563)
Net cash used for investing activities	(57,320)	(68,461)

Cash flows from financing activities:
Proceeds from long term debt	270,000	—
Payment of debt issuance costs	(1,770)	—
Borrowings under revolving credit facility	40,000	—
Payment of revolving credit facility fees	(1,016)	—
Distribution to Honeywell in connection with the Spin-Off	(269,347)	—
Net (decrease) in invested equity	(9,050)	(1,181)
Other financing activities	—	(206)
Net cash provided by (used for) financing activities	28,817	(1,387)

Net increase in cash and cash equivalents	37,964	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at the end of period	$37,964	$—

Supplemental non-cash investing activities:

Capital expenditures included in Accounts Payable	19,935	22,510

The Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix”, the “Business”, the “Company”, “we” or “our”) is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce engineered plastics, fibers, filaments and films that, in turn, are used in such end-products as automotive and electronic components, carpets, sports apparel, fishing nets and food and industrial packaging. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced as part of the Nylon 6 resin manufacturing process primarily including caprolactam, ammonium sulfate fertilizers, and other chemical intermediates. Each of these product lines represented the following approximate percentage of our sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Nylon Resins	29%	28%	29%	27%
Caprolactam	16%	18%	16%	18%
Ammonium Sulfate Fertilizers	22%	24%	24%	25%
Chemical Intermediates	33%	30%	31%	30%

AdvanSix is a single reportable segment and is primarily located in North America, operating primarily through three integrated manufacturing sites located in Frankford, Pennsylvania, Hopewell, Virginia and Chesterfield, Virginia.

Separation from Honeywell

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the previously announced separation of AdvanSix. The separation was completed by Honeywell distributing all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date (the “Spin-Off”).

Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. The separation was completed pursuant to a Separation and Distribution Agreement and other agreements with Honeywell related to the separation, including an Employee Matters Agreement, a Tax Matters Agreement, and Transition Services Agreement, each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on September 28, 2016, as well as Site Sharing and Services Agreements for Chesterfield, Colonial Heights and Pottsville, each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 3, 2016. These agreements govern the relationship between AdvanSix and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Honeywell to AdvanSix and by AdvanSix to Honeywell. A description of the material terms and conditions of these agreements can be found in the section titled “Certain Relationships and Related Party Transactions” of the Company’s Information Statement filed as Exhibit 99.1 to Amendment No. 5 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on September 7, 2016 and declared effective by the SEC on September 8, 2016 (the “Form 10”).

On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol.

Basis of Presentation

These interim unaudited Consolidated Financial Statements should be read in conjunction with the combined financial statements and related notes for the year ended December 31, 2015, which appear in the Form 10. The unaudited results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

We report our quarterly financial information using a calendar convention; prior to the Spin-Off, the first, second and third quarters were consistently reported as ending on March 31, June 30 and September 30 in the financial statements of Honeywell; subsequent to the Spin-Off we intend to continue following such convention. It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Prior to the Spin-Off, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and nine months reporting periods ending September 30, 2016 and September 30, 2015 were October 1, 2016 and September 26, 2015, respectively.

Prior to the separation, these Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of Honeywell. These Consolidated Financial Statements reflect the consolidated historical results of operations, financial position and cash flows of AdvanSix as they were historically managed in conformity with GAAP.

All intracompany transactions have been eliminated. As described in Note 3, all significant transactions between the Business and Honeywell prior to separation have been included in these Consolidated Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these pre separation transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Invested equity.

Prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues, headcount or other relevant measures. The Business and Honeywell consider these allocations to be a reasonable reflection of the benefits received by the Business. However, the financial information presented in these Consolidated Financial Statements may not reflect the financial position, operating results and cash flows of the Business had the Business been a separate stand-alone entity during the periods presented. Actual costs that would have been incurred if the Business had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both we and Honeywell consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Business during the periods presented. After the Spin-Off, a number of the above services will continue under a transition service agreement with Honeywell, which we will expense as incurred based on the contractual pricing terms.

2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The guidance requires all income tax effects of awards to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. We are evaluating the impact of the amended guidance on our Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued a new standard on accounting for leases which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). The new standard should be applied under a modified retrospective approach. We are evaluating the impact of the new standard on our Consolidated Financial Statements and related disclosures.

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance will impact the disclosure and presentation of any substantial doubt by AdvanSix about its ability to continue as a going concern, if such substantial doubt were to exist. AdvanSix will adopt this guidance by December 31, 2016.

In May 2014 and in subsequent related updates and amendments, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date—interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our Consolidated Financial Statements and related disclosures.

3. Related Party Transactions with Honeywell

Prior to consummation of the Spin-Off, the Consolidated Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Honeywell.

During the three months ended September 30, 2016 and 2015, AdvanSix was allocated $10,470 and $12,387, respectively, of general corporate expenses incurred by Honeywell for certain services, such as legal, accounting, information technology, human resources, other infrastructure support and shared facilities, on behalf of the Business. During the nine months ended September 30, 2016 and 2015, AdvanSix was allocated $31,877 and $36,458, respectively. These expenses have been reflected within Costs of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations.

Sales to Honeywell during the three and nine months ended September 30, 2016 were $3,274 and $5,955, respectively, and during the three and nine months ended September 30, 2015 were $2,330 and $8,443, respectively. Of these sales, during the three and nine months ended September 30, 2016, $3,080 and $5,682, respectively, and during the three and nine months ended September 30, 2015, $1,027 and $6,961, respectively, were sold to Honeywell at zero margin. Costs of goods sold to Honeywell during the three and nine months ended September 30, 2016 were $3,157 and $5,842, respectively, and during the three and nine months ended September 30, 2015 were $1,100 and $7,158, respectively. Purchases from Honeywell during the three and nine months ended September 30, 2016 were $1,041 and $3,299, respectively, and during the three and nine months ended September 30, 2015 were $1,107 and $3,375, respectively. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Invested equity.

While we were owned by Honeywell, it used a centralized approach to cash management and financing of operations. Prior to consummation of the Spin-Off, the Business’s cash was transferred to Honeywell daily and Honeywell funded the Business’s operating and investing activities as needed. Net transfers to and from Honeywell are included within Invested equity on the Consolidated Balance Sheets. The components of the net transfers to and from Honeywell as of September 30, 2016 and 2015 are as follows:

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cash pooling and general financing activities	$(24,947)	$(23,404)	$(73,534)	$(60,292)
Distribution to Honeywell in connection with the Spin-Off	(269,347)	—	(269,347)	—
Net contribution of assets and liabilities upon Spin-Off	(22,163)	—	(22,163)	—
Sales to Honeywell	(3,274)	(2,330)	(5,955)	(8,443)
Purchases from Honeywell	1,041	1,107	3,299	3,375
Corporate allocations	10,470	12,387	31,877	36,458
Income tax expense	11,342	11,684	36,712	27,722
Net increase/(decrease) in invested equity	$(296,878)	$(556)	$(299,111)	$(1,180)

4. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Tax expense	$11,342	$11,684	$36,712	$27,722
Effective tax rate	40.8%	36.4%	38.4%	36.4%

The Company’s effective tax rate for the three and nine months ended September 30, 2016 was higher compared to the U.S. federal statutory rate due primarily to state taxes and, to a lesser extent, losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, partially offset by the federal tax credit for research activities. The domestic manufacturing credit lowered the Company’s effective tax rate for the nine months ended September 30, 2016. The benefit from the domestic manufacturing credit was lower for the three months ended September 30, 2016 due to lower estimated taxable income for the full year 2016 upon which such deductions are calculated, which had the effect of increasing the Company’s tax provision for the three months ended September 30, 2016.

For the nine months ended September 30, 2016 and 2015, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense related to unrecognized income tax benefits in the income tax provision.

5. Earnings Per Share

Basic earnings per share for AdvanSix’s Common Stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share for the Company’s Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under our equity-based compensation plans.

On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s Common Stock were distributed to Honeywell shareholders of record as of September 16, 2016. This share amount is being utilized for the calculation of basic earnings per share for all periods presented as no Common Stock was outstanding prior to the date of the Spin-Off.  On October 3, 2016, the Company issued 819,723 time-based restricted stock units in connection with the Spin-Off. These restricted stock units were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

6. Accounts and Other Receivables - Net

	September 30,	December 31,
	2016	2015

Accounts receivables	$135,189	$129,402
Other	16,624	1,018
	151,813	130,420
Less – allowance for doubtful accounts	(3,230)	(2,875)
Total accounts and other receivables – net	$148,583	$127,545

7. Inventories

	September 30,	December 31,
	2016	2015

Raw materials	$53,153	$75,666
Work in progress	47,380	56,025
Finished goods	39,130	35,508
Spares and other	23,384	21,528
	163,047	188,727
Reduction to LIFO cost basis	(26,397)	(38,496)
Total inventories	$136,650	$150,231

8. Property, Plant, Equipment—Net

	September 30,	December 31,
	2016	2015

Land and improvements	$6,396	$6,599
Machinery and equipment	1,076,915	1,102,087
Buildings and improvements	153,471	152,765
Construction in progress	79,231	74,544
	1,316,013	1,335,995
Less—accumulated depreciation	(764,435)	(808,453)
Total property, plant and equipment, net	$551,578	$527,542

Depreciation expense was $10,010 and $29,230 for the three and nine months ended September 30, 2016, respectively, and $7,874 and $26,936 for the three and nine months ended September 30, 2015, respectively.

9. Postretirement Benefit Obligations

Prior to the Spin-Off, certain of our eligible hourly and salaried employees participated in defined benefit pension plans sponsored by Honeywell. As of the date of separation from Honeywell, these employees’ entitlement to benefits in Honeywell’s plans was frozen and they will accrue no further benefits in Honeywell’s plans. Honeywell has retained the liability for benefits payable to eligible employees, which are based on age, years of service and average pay upon retirement.

Upon consummation of the Spin-Off, AdvanSix employees who were participants in a Honeywell defined benefit pension plan became participants in the AdvanSix defined benefit pension plan (“AdvanSix Retirement Earnings Plan”). The AdvanSix Retirement Earnings Plan will initially have the same formulas as the Honeywell defined benefit pension plan. Moreover, vesting service, benefit accrual service and compensation credited under the Honeywell defined benefit pension plan will apply to determine pension benefits under the AdvanSix Retirement Earnings Plan. However, benefits earned under the AdvanSix Retirement Earnings Plan shall be reduced by the value of benefits accrued under the Honeywell plans. It is the Company’s intention to finalize a new pension plan in the fourth quarter of 2016 and ensure that pension benefits for AdvanSix employees who were participants in Honeywell’s plans are not adversely affected by the Spin-Off.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

As the plan liabilities of our employees accrued prior to the Spin-Off remained at Honeywell, we did not record an asset or liability to recognize the funded status of these existing plans in our historical Consolidated Financial Statements. The pension expense related to the participation of our employees in the existing Honeywell plans was $1,717 and $5,151 for the three and nine months ended September 30, 2016, respectively, and $2,554 and $7,662 for the three and nine months ended September 30, 2015, respectively. These costs are reported in Costs of goods sold and in Selling, general and administrative expenses, depending on the functions of the employees to whom the pension costs relate.

As of the completion of the Spin-Off, we assumed unfunded pension liabilities of approximately $34.9 million for estimated future payments to eligible AdvanSix employees under the defined benefit pension plan that we intend to sponsor. These liabilities were valued using actuarial assumptions consistent with the methodologies that would be utilized under the Honeywell defined benefit plan. The significant assumptions utilized were a discount rate of 3.93% and an expected weighted average annual rate of compensation increase, including inflation, of 4.5%. Additional details around the pension accounting impacts and required pension disclosures will be made in our Annual Report on Form 10-K for the year ended December 31, 2016.

10. Long-term Debt and Credit Arrangements

The Company’s debt at September 30, 2016 consisted of the following:

September 30,
2016

Total term loan outstanding	$268,230
Amounts outstanding under the Revolving Credit Facility	40,000
Total outstanding indebtedness	308,230
Less: amounts due within one year	—
Total long term debt due after one year	$308,230

At September 30, 2016, the Company assessed the amount recorded under the Term Loan (defined below) and the Revolving Credit Facility (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred costs of issuance, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $1,770 and as of September 30, 2016 there were $1,770 of unamortized deferred issuance costs.

Scheduled principal repayments under the Term Loan subsequent to September 30, 2016 are as follows:

Amount

2016 (remaining)	$—
2017	3,375
2018	16,875
2019	27,000
2020	27,000
Thereafter	195,750
$270,000

Credit Agreement

On September 30, 2016, in connection with the consummation of the Spin-Off, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the “Credit Agreement”). The Credit Agreement consists of a $270 million term loan (the “Term Loan”) and a $155 million revolving loan facility (the “Revolving Credit Facility”). The Revolving Credit Facility includes a $25 million letter-of-credit sub-facility and a $20 million Swing-Line Loan sub-facility, issuances against which reduce the available capacity for borrowing. As of September 30, 2016, the Company has issued $2,095 of letters of credit, against which no funds have been drawn, and has made no borrowings against the Swing-Line Loan. The unutilized portion of the Revolving Credit Facility is subject to an annual commitment fee of 0.25% to 0.40% depending on the Company’s consolidated leverage ratio. The Term Loan and the Revolving Credit Facility both have a scheduled maturity date of September 30, 2021. The interest rates on borrowings under the facilities are based on, at the option of the Company, either: (a) the London Interbank Offered Rate (“LIBOR”), plus a margin of 2.25% to 3.00% depending on the Company’s consolidated leverage ratio, or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) Bank of America’s “prime rate”, and (iii) LIBOR plus 1.0%, plus a margin of 1.25% to 2.00% depending on the Company’s consolidated leverage ratio.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

The proceeds of the Term Loan, net of adjustments for certain working capital and other items, were used to fund a cash distribution to Honeywell in connection with the Spin-Off. Amounts available under the Revolving Credit Facility may be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement.

The Company incurred approximately $1,770 in debt issuance costs related to the Term Loan and $1,015 in costs related to the Revolving Credit Facility. The debt issuance costs associated with the Term Loan were recorded as a reduction of the principal balance of the debt, and the Revolving Credit Facility costs were capitalized in Other assets. All issuance costs will be accreted through interest expense for the duration of each respective debt facility. The accretion in interest expense during the three months ended September 30, 2016 was $0.

The obligations under the Credit Agreement are secured by liens on substantially all of the assets of AdvanSix Inc.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets.  The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3:00 to 1:00 and to maintain a Consolidated Leverage Ratio of (i) 3:00 to 1:00 or less for the fiscal quarter ending September 30, 2016, through and including the fiscal quarter ending March 31, 2018, (ii) 2:75 to 1:00 or less for the fiscal quarter ending June 30, 2018, through and including the fiscal quarter ending March 31, 2019, and (iii) 2:50 to 1:00 or less for the fiscal quarter ending June 30, 2019, and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions).  If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Credit Agreement.

11. Financial Instruments and Fair Value Measures

The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Business’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Liabilities:
Forward Commodity Contracts	$—	$6,481

The forward commodity contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments were classified within level 2 of the fair value hierarchy.

The carrying value of accounts receivables and payables contained in the Consolidated Balance Sheets approximates fair value.

12. Contingencies

The Business is subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of the Business or other third parties in the normal and ordinary course of business, including matters relating to commercial transactions. A liability is recognized for any contingency that is probable of occurrence and reasonably estimable. The Business continually assesses the likelihood of adverse judgments or outcomes

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands, unless otherwise noted)

in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on an analysis of each matter with the assistance of legal counsel and, if applicable, other experts.

Given the uncertainty inherent in such lawsuits, investigations and disputes, the Business does not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters. Considering the Business’s past experience and existing accruals, the Business does not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on the Business’s consolidated financial position, results of operations or cash flows. Potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Business to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Business’s consolidated results of operations or operating cash flows in the periods recognized or paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this Report, as well as the MD&A section of our Form 10. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those incorporated by reference in Item 1A of Part II of this Report, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Business Overview

We produce and sell our Nylon 6 resin and caprolactam as commodity products and also produce and sell our Nylon 6 resin as a specialized resin product. The production of these products is capital intensive, requiring ongoing investments in improving plant reliability, expanding production capacity and achieving higher quality in our resin products. Our results of operations are primarily driven by production volume and the spread between the prices of our products and the costs of the underlying raw materials built into the market-based pricing models for most of our products. The global prices for nylon resin are typically set as a spread over the price of caprolactam, which in turn is set as a spread over benzene because cumene and other petrochemicals derived from benzene are the key feedstock material for caprolactam. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the spread are achievable when nylon resin manufacturers, like AdvanSix, are able to formulate and produce specialized nylon resin products. Our specialized Nylon 6 products are typically valued at a higher level than commodity resin products.

Since 2011, commodity caprolactam and resin prices have experienced a cyclical period of downturn as the global market has experienced large increases in supply without a commensurate increase in demand. Most of this supply increase has come from Chinese manufacturers entering the market, although many of our other competitors have also announced recent increases in production capacity. As a result, our margins for Nylon 6 resin and caprolactam have declined in recent years to historic lows. We believe that, in addition to the anticipated upswing that has historically followed periods of oversupply and declining prices, certain anticipated trends in the Nylon 6 resin industry may begin to bolster an increase in demand. Certain end markets that we serve, such as the automotive and electronic components industry, have recently increased demand for Nylon 6 resin by finding new uses for this material in a range of components. Additionally, one of our strategies is to continue developing specialty resin and copolymer products that we believe will obtain higher margins.

Our ammonium sulfate is used by customers as a nitrogen-based fertilizer. Global prices for ammonium sulfate fertilizer are influenced by the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Urea pricing has been under pressure recently due to the loosening of urea export restrictions by the Chinese government and the growth of both Chinese and broader global production capacity. A secondary global price driver for ammonium sulfate fertilizer is the price of future deliveries of crops, including corn, wheat and coffee, which are impacted by general trends in the agricultural industry.

We produce ammonium sulfate fertilizer as part of our manufacturing process continuously throughout the year, but sales experience quarterly cyclicality based on the timing and length of the growing seasons in North and South America. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because the production volumes are tied to caprolactam production, not seasonal demand for fertilizers. Sales of most of our other products are generally subject to minimal or no seasonality.

The sales we derive from all of our products are impacted by scheduled and unplanned plant outages. We seek to run our production facilities on a nearly continuous basis for maximum efficiency and several of our intermediate products are key feedstock materials for other products in our integrated manufacturing chain. On average, we schedule two outages per year to conduct routine and major maintenance at our facilities, which are referred to as plant turnarounds. In addition, we may experience unplanned interruptions. We seek to mitigate the risk of unplanned downtime through regularly scheduled maintenance both for major and minor repairs at all of our production facilities. We also utilize maintenance excellence and mechanical integrity programs and maintain an appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, which are intended to mitigate the extent of any production losses as a result of unplanned downtime. However, unplanned outages may still occur or we may not have enough intermediate chemical inventory at any given time to offset such production losses. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation and there is a significant risk that delays during the repair process may cause unplanned downtime as well. See “Risk Factors—Any significant unplanned downtime or material disruption at one of our production facilities or logistics operations may adversely affect our business, financial condition and results of operations, and the age of our manufacturing facilities increases the risk for unplanned downtime, which may be significant” in the Form 10 for more information.

Recent Developments

Fourth Quarter 2016 Plant Turnaround

On October 31, 2016, the Company announced that its planned fourth quarter 2016 turnaround activities would be extended due to additional, unplanned maintenance of its ammonia plant within its Hopewell, VA facility. The extensive planned turnaround activities, which were coordinated across numerous operating units within its Frankford, Hopewell and Chesterfield sites, began in early October. The ammonia plant turnaround began on October 17, 2016 and was planned to last for 20 days, but is now expected to continue for an additional two weeks to address significant inspection findings regarding a code regulated pressure vessel. As a result of this incremental extended outage, the Company expects the impact to fourth quarter 2016 pre-tax income to be in the range of $20 to $25 million, inclusive of lost sales, reduced fixed cost absorption, additional raw material costs, and repair expenses. The Company is working with its customers and suppliers to mitigate the impact of the extended turnaround. The fourth quarter 2016 plant turnaround activities had no adverse impact on third quarter 2016 financial results.

Separation from Honeywell

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the previously announced separation of AdvanSix. The separation was completed by Honeywell distributing all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date (the “Spin-Off”).

Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. The separation was completed pursuant to a Separation and Distribution Agreement and other agreements with Honeywell related to the separation, including an Employee Matters Agreement, a Tax Matters Agreement, and Transition Services Agreement, each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on September 28, 2016, as well as Site Sharing and Services Agreements for Chesterfield, Colonial Heights and Pottsville, each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 3, 2016. These agreements govern the relationship between AdvanSix and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Honeywell to AdvanSix, and AdvanSix to Honeywell. A description of the material terms and conditions of these agreements can be found in the section titled “Certain Relationships and Related Party Transactions” of the Company’s Information Statement filed as Exhibit 99.1 to Amendment No. 5 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on September 7, 2016 and declared effective by the SEC on September 8, 2016 (the “Form 10”).

On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol.

Results of Operations

(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$323,953	$335,874	$932,201	$1,013,544
% change compared with prior year period	(3.5)%		(8.0)%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Volume	3.7%	4.9%
Price	(7.2)%	(12.9)%
	(3.5)%	(8.0)%

Sales decreased for the three months ended September 30, 2016 compared to the prior year period by $11.9 million or approximately 3.5%. Prices decreased primarily due to (i) increased global supply relative to demand affecting ammonium sulfate, caprolactam and resins market based pricing (approximately 5% impact) and (ii) lower prices for the raw materials used to manufacture caprolactam and resins impacting formula based pricing (approximately 2% impact). The revenue decrease was partially offset by increased volumes for the three months ended September 30, 2016 compared to the prior year period due to improved production rates at our manufacturing locations.

Sales decreased for the nine months ended September 30, 2016 compared to the prior year period by $81.3 million or approximately 8.0%. Prices decreased primarily due to (i) lower prices of the raw materials used to manufacture our intermediate chemicals, caprolactam and resins impacting formula based pricing (approximately 6% impact), (ii) market based pricing pressure in the aforementioned end-markets (approximately 4% impact) and (iii) the impact of unfavorable industry conditions for nitrogen fertilizers on ammonium sulfate pricing (approximately 3% impact). The revenue decrease was partially offset by increased volumes for the nine months ended September 30, 2016 compared to the prior year period due to improved production rates at our manufacturing locations.

Costs of Goods Sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Costs of goods sold	$285,091	$289,985	$804,471	$900,194
% change compared with prior year period	(1.7)%		(10.6)%

Gross Margin percentage	12.0%	13.7%	13.7%	11.2%

Costs of goods sold decreased in the three months ended September 30, 2016 compared to the prior year period by $4.9 million or approximately 1.7%, primarily due to (i) a drop in the raw material prices, particularly cumene and sulfur (approximately 4% favorable impact) and (ii) decreased plant costs (approximately 1% favorable impact), partially offset by higher sales volume driven by improved plant performance (approximately 3% unfavorable impact).

Gross margin percentage decreased by 1.7% in the three months ended September 30, 2016 compared to the prior year period primarily due to (i) the declining market pricing partially offset by raw material pricing (approximately 3% unfavorable impact) and (ii) the impact of other costs discussed above (approximately 1% favorable impact).

Costs of goods sold decreased in the nine months ended September 30, 2016 compared to the prior year period by $95.7 million or approximately 10.6%, primarily due to (i) a drop in raw materials prices, particularly cumene, sulfur and natural gas (approximately 11% favorable impact), (ii) the termination of a long-term supply agreement in the first quarter (approximately 2% favorable impact) and (iii) lower utilities and other variable costs (approximately 1% favorable impact), partially offset by improved plant operating performance in the nine months ended September 30, 2016 as compared to the prior year period (approximately 3% unfavorable impact).

Gross margin percentage increased by 2.5% in the nine months ended September 30, 2016 compared to the prior year period primarily due to (i) improved plant operating performance (approximately 4% favorable impact) and (ii) the benefits from the termination of a long-term supply agreement in the first quarter (approximately 2% favorable impact), partially offset by the net impact of pricing over raw material costs (approximately 3% unfavorable impact).

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Selling, general and administrative expense	$11,695	$14,609	$33,949	$39,204
Percent of sales	3.6%	4.3%	3.6%	3.9%

Selling, general and administrative expenses decreased by $2.9 million and $5.3 million in the three and nine months ended September 30, 2016, respectively, compared to the prior year periods primarily driven by (i) a lower provision on allowance for doubtful accounts and (ii) a decrease in costs related to legal, accounting, and other infrastructure and shared facilities that were allocated to the Company from Honeywell on the basis of sales.

Tax Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Tax expense	$11,342	$11,684	$36,712	$27,722
Effective tax rate	40.8%	36.4%	38.4%	36.4%

The Company’s effective tax rate for the three and nine months ended September 30, 2016 was higher compared to the U.S. federal statutory rate due primarily to state taxes and, to a lesser extent, losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, partially offset by the federal tax credit for research activities. The domestic manufacturing credit lowered the Company’s effective tax rate for the nine months ended September 30, 2016. The benefit from the domestic manufacturing credit was lower for the three months ended September 30, 2016 due to lower estimated taxable income for the full year 2016 upon which such deductions are calculated, which had the effect of increasing the Company’s tax provision for the three months ended September 30, 2016.

For the nine months ended September 30, 2016 and 2015, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense related to unrecognized income tax benefits in the income tax provision.

Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$16,460	$20,411	$58,861	$48,438

As a result of the factors described above, our net income was $16.5 million and $58.9 million for the three and nine months ended September 30, 2016, respectively, as compared to $20.4 million and $48.4 million in the corresponding prior year periods.

Non-GAAP Measures

(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of EBITDA and EBITDA margin. EBITDA is defined as Net Income before Interest, Income Taxes, Depreciation and Amortization. EBITDA margin is equal to EBITDA divided by Sales. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that are not considered core to the Company’s operations. These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. Non-GAAP financial measures should be read only in conjunction with the comparable GAAP financial measures. The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA margin to their most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$16,460	$20,411	$58,861	$48,438
Income Taxes	11,342	11,684	36,712	27,722
Depreciation and Amortization	10,307	7,987	29,964	27,376
EBITDA	$38,109	$40,082	$125,537	$103,536

Sales	$323,953	$335,874	$932,201	$1,013,544

EBITDA margin	11.8%	11.9%	13.5%	10.2%

Liquidity and Capital Resources

(Dollars in thousands, unless otherwise noted)

We believe that cash balances, together with a portion of the cash proceeds under our Credit Agreement and operating cash flows will provide adequate funds to support our current annual operating plan, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in our Form 10. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our operating cash flows are affected by capital requirements and production volume as well as the prices of our raw materials and general economic and industry trends. We monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures and environmental compliance costs, employee benefit obligations, interest payments, debt repayment and strategic acquisitions. We believe that our future cash from operations, together with our access to funds on hand and credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, which are subject to the risk factors previously disclosed in our Form 10, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

We assumed all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such properties in the past. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2016.

We incurred indebtedness in the aggregate principal amount of approximately $270 million in the form of a term loan, the net proceeds of which were distributed to Honeywell substantially concurrent with the consummation of the Spin-Off. We also entered into a $155 million revolving credit facility for our working capital and other cash needs and drew down $40 million, before fees, under this facility substantially concurrent with the Spin-Off. We will require cash to fund interest payments in respect of this indebtedness and borrowings under the revolving credit facility.

We expect that our primary cash requirements for the remainder of 2016 will be to fund costs associated with planned plant outages, capital expenditures and a nominal potential defined benefit pension plan funding contribution.

Cash Flow Summary

	Nine Months Ended
	September 30,
	2016	2015
Cash provided by (used for):
Operating activities	$66,467	$69,848
Investing activities	(57,320)	(68,461)
Financing activities	28,817	(1,387)
Net increase in cash and cash equivalents	$37,964	$—

Cash provided by operating activities decreased by $3.4 million primarily due to (1) a $23.8 million unfavorable impact from net working capital outflows driven by the timing of sales on the accounts receivable balance and (2) a $14.4 million net increase in other assets and liabilities and accrued liabilities, primarily driven by a $10.9 million increase in non-current assets related to our contributions to the Hopewell regional wastewater treatment facility, partially offset by (1) a $21.6 million net decrease in deferred income taxes, (2) a $10.4 million increase in net income, and (3) $2.6 higher depreciation and amortization expense.

Cash used for investing activities decreased by $11.1 million primarily due to a decrease in capital expenditures of $11.0 million.

Cash provided by financing activities increased by $30.2 million primarily due to the $270.0 million proceeds from the Term Loan and $40.0 million of borrowings from the Revolving Credit Facility, offset by $269.3 million distributed to Honeywell in connection with the Spin-Off, a $7.9 million larger reduction in invested equity, and $2.8 million of financing fees related to the Credit Agreement.

Credit Agreement

For information regarding our Credit Agreement, refer to Note 10 “Long-term Debt and Credit Arrangements” to the unaudited Consolidated Financial Statements in Part I of this Report. Under the terms of the Credit Agreement, we are subject to restrictive covenants that limit our ability, among other things, to incur additional indebtedness, pay dividends or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain interest coverage and leverage ratios at levels specified in the Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.

Contractual Obligations

(Dollars in thousands, unless otherwise noted)

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt - Principal repayments (1)	$310,000	$—	$40,500	$269,500	$—

Long-Term Debt - Interest payments (1)	42,132	9,376	17,884	14,872	—

Transition Services Agreement (2)	31,690	18,198	13,492	—	—

Capitalized leases	686	168	176	186	156

Interest payments on capitalized leases	62	17	26	15	4

Minimum operating lease payments	246,638	42,259	56,497	22,184	125,698

Estimated environmental compliance costs (3)	3,365	2,569	753	43	—

Purchase obligations (4)	208,996	49,585	55,697	46,590	57,124

Total	$843,569	$122,172	$185,025	$353,390	$182,982

(1)	Long-Term Debt - Principal repayments: refer to Note 10 “Long-term Debt and Credit Arrangements” to the unaudited Consolidated Financial Statements in Part I of this Report. Interest payments are estimated based on the interest rate applicable at the commencement date of the Credit Agreement and scheduled principal repayments over the full term of the Term Loan; and assuming that borrowings under the Revolving Credit Facility are repaid at termination.

(2)	Transition Services Agreement: On September 28, 2016, in connection with, and as a condition to the Spin-Off, Honeywell and AdvanSix Inc. entered into a Transition Services Agreement (the “Transition Services Agreement”). Pursuant to the Transition Services Agreement, Honeywell agreed to provide AdvanSix Inc. with, among other things, certain information technology, human resource, financial, health, safety and environmental, sales, product stewardship, operations and manufacturing, procurement, customer support, legal and contractual, trade compliance, supply chain and logistics, and real estate services for a limited period of time after the consummation of the Spin-Off (ranging from two months to two years depending on the service), in exchange for the minimum fees set forth in the Transition Services Agreement. Additionally, AdvanSix Inc. entered into a separate agreement with Honeywell to provide similar services with respect to certain non-US premises of the Company.

(3)	The payment amounts in the table only reflect the environmental compliance costs which we have accrued as probable and reasonably estimable as of September 30, 2016.

(4)	Purchase obligations are entered into with various vendors in the normal course of business, which are consistent with our expected requirements and primarily relate to cumene, oleum, sulfur and natural gas, as well as a long term agreement for loading, unloading and handling of a portion of our ammonium sulfate export volumes.
21

Capital Expenditures

(Dollars in thousands, unless otherwise noted)

Our operations are capital intensive, requiring ongoing investments that have consisted, and are expected to continue to consist, primarily of capital expenditures required to maintain and improve equipment reliability, expand production capacity and comply with environmental and safety regulations.

The following table summarizes ongoing and expansion capital expenditures, including capital expenditures in accounts payable:

Nine Months Ended September 30, 2016

Purchases of property, plant and equipment	$56,859

For the full year 2016, we expect our total capital expenditures to be approximately $90 million.

Critical Accounting Policies

The preparation of our Consolidated Financial Statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Consolidated Financial Statements. For a full description of our critical accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than those detailed above. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. We have not used derivative financial instruments in our investment portfolio. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant, but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. Had our borrowings under the Credit Agreement as of September 30, 2016 been outstanding for the whole of the three and nine months ended September 30, 2016, a 25 basis point increase in interest rates would have increased our interest expense by approximately $0.2 million and $0.6 million, respectively, compared to the amount of interest that would have been incurred in such period based on the rates of interest in effect at September 30, 2016. Conversely, had our borrowings under the Credit Agreement as of September 30, 2016 been outstanding for the whole of the three and nine months ended September 30, 2016, a 25 basis point decrease in interest rates would have reduced interest expense by approximately $0.2 million and $0.6 million, respectively, compared to the amount of interest that would have been incurred in such period based on the rates of interest in effect at September 30, 2016. For additional information regarding our Credit Agreement, refer to Note 10 “Long-term Debt and Credit Arrangements” to the unaudited Consolidated Financial Statements in Part I of this Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to give reasonable assurance that information required to be disclosed in the company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of the ordinary course of our business operations. We are not a party to, and, to our knowledge, there are not threats of any claims or actions against us, the ultimate disposition of which would have a material adverse effect on our consolidated results of operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Information Statement filed as Exhibit 99.1 to Amendment No. 5 to the Registration Statement of AdvanSix Inc. on Form 10, dated and filed with the SEC on September 7, 2016, and declared effective by the SEC on September 8, 2016.

ITEM 6. EXHIBITS

Exhibit	Description
Exhibit 2.1	Separation and Distribution Agreement, dated as of September 22, 2016, between Honeywell International Inc. and AdvanSix Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 28, 2016).
Exhibit 3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
Exhibit 3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
Exhibit 10.1	Transition Services Agreement, dated as of September 28, 2016, between Honeywell International Inc. and AdvanSix Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2016).
Exhibit 10.2	Tax Matters Agreement, dated as of September 22, 2016, between Honeywell International Inc. and AdvanSix Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2016).
Exhibit 10.3	Employee Matters Agreement, dated as of September 22, 2016, between Honeywell International Inc. and AdvanSix Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2016).
Exhibit 10.4	Chesterfield Site Sharing and Services Agreement, dated as of October 1, 2016, between Honeywell International Inc. and AdvanSix Resins & Chemicals LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
Exhibit 10.5	Colonial Heights Site Sharing and Services Agreement, dated as of October 1, 2016, between Honeywell International Inc. and AdvanSix Resins & Chemicals LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
Exhibit 10.6	Pottsville Site Sharing and Services Agreement, dated as of October 1, 2016, between Honeywell International Inc. and AdvanSix Resins & Chemicals LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
Exhibit 10.7	Credit Agreement, dated as of September 30, 2016, among AdvanSix Inc., each lender from time to time party thereto, each swing line lender party thereto, each L/C issuer party thereto and Bank of America, N.A. as the administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
Exhibit 10.8	Offer of Employment Letter between Honeywell International Inc. and Erin N. Kane, dated April 19, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †
Exhibit 10.9	Offer of Employment Letter between Honeywell International Inc. and Michael Preston, dated May 13, 2016 (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †
Exhibit 10.10	Offer of Employment Letter between Honeywell International Inc. and John M. Quitmeyer, dated May 25, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †
Exhibit 10.11	Offer of Employment Letter between Honeywell International Inc. and Jonathan Bellamy, dated May 16, 2016 (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †
Exhibit 10.12	Offer Letter between AdvanSix Inc. and Christopher Gramm, dated as of August 19, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †
Exhibit 10.13	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †
Exhibit 10.14	Form of Restricted Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †
Exhibit 10.15	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †
25

Exhibit 10.16	Amended and Restated Caprolactam and Polymer Supply Agreement dated as of April 1, 2013, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *
Exhibit 10.17	First Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of July 18, 2013, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *
Exhibit 10.18	Second Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of November 15, 2013, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *
Exhibit 10.19	Third Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of December 12, 2014, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *
Exhibit 10.20	Fourth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of January 13, 2016, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *
Exhibit 21.1	List of subsidiaries of AdvanSix Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on August 31, 2016 and effective as of September 8, 2016).
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
Exhibit 32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the SEC nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
Exhibit 32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the SEC nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
Exhibit 99.1	Information Statement of AdvanSix Inc. (incorporated by reference to Exhibit 99.1 to Amendment No. 5 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on September 7, 2016 and effective as of September 8, 2016).
Exhibit 99.2	Pertinent pages from Honeywell International Inc.’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.2 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on May 12, 2016).
Exhibit 99.3	Pertinent pages from the Annual Report of Honeywell International Inc. on Form 10-K for the fiscal year ended December 31, 2015, filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.3 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the Securities and Exchange Commission on May 12, 2016).
Exhibit 101	Interactive Data

†     Indicates management contract or compensatory plan.

* Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: November 10, 2016	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer
27