Form 10-K
period 2016-12-31
AdvanSix Inc.
filed 2017-03-06
CIK 1673985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-37774

AdvanSix Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2525089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Kimball Drive, Suite 101 Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 526-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the registrant’s common stock was not publicly-traded.

There were 30,482,966 shares of Common Stock outstanding at February 1, 2017.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 1, 2017.

2

PART I.

Item 1. Business

In this Annual Report on Form 10-K, unless the context otherwise dictates, “AdvanSix”, the “Company”, “we” or “our” means AdvanSix Inc. and its consolidated subsidiaries.

Separation from Honeywell

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the previously announced separation of AdvanSix Inc. The separation was completed by Honeywell distributing (the “Distribution”) all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date (the “Spin-Off”). Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. We filed our Form 10 describing the Spin-Off with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on September 8, 2016 (the “Form 10”). On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol. The Spin-Off is further described in Note 1 to the Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

Description of Business

AdvanSix Inc. is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce engineered plastics, fibers, filaments and films that, in turn, are used in such end-products as automotive and electronic components, carpets, sports apparel, fishing nets and food and industrial packaging. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced as part of the Nylon 6 resin manufacturing process including caprolactam, ammonium sulfate fertilizers, and other chemical intermediates as follows:

•	Caprolactam – Caprolactam is the key chemical compound used in the production of Nylon 6 resin. In recent years, approximately 60% of the caprolactam we have produced at our facility in Hopewell, Virginia has been shipped to our facility in Chesterfield, Virginia to manufacture Nylon 6 resin. We market and sell the caprolactam that is not consumed internally in Nylon 6 resin production to customers who manufacture polymer resins or use caprolactam to produce nylon fibers, films and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of December 31, 2016.

•	Ammonium Sulfate Fertilizer – Ammonium sulfate fertilizer is derived from the caprolactam manufacturing process. Because of our Hopewell facility’s size, scale and design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of December 31, 2016. We market and sell ammonium sulfate fertilizer primarily to North American and South American resellers and customers who use the product to grow crops.

•	Chemical Intermediates – We manufacture, market and sell a number of other chemical products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of adhesives, paints, coatings, solvents, herbicides and other engineered plastic resins. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene (“AMS”), cyclohexanone, methyl ethyl ketoxime (“MEKO”), cyclohexanol, acetaldehyde oxime, 2-pentanone oxime, sulfuric acid, ammonia and carbon dioxide.

Each of these product lines represented the following approximate percentage of our sales:

	Years Ended December 31,
	2016	2015	2014

Nylon	28%	27%	25%
Caprolactam	17%	18%	21%
Ammonium Sulfate Fertilizers	24%	25%	20%
Chemical Intermediates	31%	30%	34%
4

Our manufacturing process is fully backward integrated. We use cumene, a chemical compound produced from benzene and propylene, to manufacture phenol, acetone and AMS, at our Frankford, Pennsylvania plant. The majority of the phenol we manufacture is further processed at our Hopewell facility through an integrated series of unit operations which also consume natural gas and sulfur, to produce caprolactam and ammonium sulfate. Our caprolactam is then shipped to our Chesterfield plant, where it is polymerized into Nylon 6 resin.

Our integrated manufacturing process, scale and the quantity and range of our products make us one of the most efficient manufacturers in our industry. We consistently focus on and invest in improving production yields from our various manufacturing processes to build on our leading cost position. Our global logistics infrastructure supports our commercial mission by ensuring a reliable intraplant supply chain and consistent and timely delivery to our customers while maximizing our distribution resources and our operating efficiency. In addition, we strive to understand the product applications and end-markets into which our products are sold, which helps us upgrade the quality, chemical properties or packaging of our products in ways to attract price premiums and greater demand.

All of our manufacturing plants and operations are located in the United States. We serve approximately 500 customers globally located in more than 40 countries. For the years ended December 31, 2016, 2015 and 2014, we had sales of $1,191.5 million, $1,329.4 million and $1,790.4 million with net income of $34.1 million, $63.8 million and $83.9 million, respectively. For the years ended December 31, 2016, 2015 and 2014, our international sales were $216.4 million, $372.1 million and $510.7 million, respectively.

AdvanSix is a single reportable segment, operating through three integrated North American manufacturing sites located in Frankford, Pennsylvania, Hopewell, Virginia and Chesterfield, Virginia.

For information concerning revenues and assets by geographic region, see “Note 16 – Geographic Areas and Major Customers – Financial Data” to our Consolidated and Combined Financial Statements included in this Form 10-K, which information is incorporated here by reference.

The following charts illustrate the distribution of our sales by product category and by region, measured by the destination of each sale, for the year ended December 31, 2016:

Competitive Strengths

Our competitive strengths include the following:

Large-Scale Single-Site Producer of Caprolactam and Ammonium Sulfate. We operate one of the world’s largest single-site caprolactam and ammonium sulfate production facilities, which is a competitive advantage in our highly-fragmented industry. Our scale provides operating leverage and the opportunity to achieve stronger business performance than our competitors in several ways. Most fundamentally, our large scale enables us to spread fixed and overhead costs across more pounds of production, thereby enabling us to produce caprolactam at a lower per pound price than our competitors. In addition, the scale of our operations benefits our procurement activities for raw materials and services. Large scale also helps drive our sales. We believe that our reputation as one of the world’s largest producers of caprolactam, Nylon 6 resin, ammonium sulfate and associated chemical intermediates, encourages potential customers to approach us for stability of their supply requirements.

Low Cost Position Driven by Favorable Geographical Location, Integrated Manufacturing Footprint and High Utilization Rates. Our access to lower cost raw materials, backward integrated manufacturing facilities and high plant utilization rates help us maintain our position as the world’s lowest cost producer of caprolactam. First, the location of our manufacturing operations in the United States affords us access to the world’s lowest cost natural gas, which is a key raw material needed to manufacture the ammonia used in the production of caprolactam as well as the source of power for our manufacturing operations. By contrast, a significant number of our competitors are located in geographic locations where energy prices are substantially higher. Second, we are fully backward integrated into several key feedstock materials necessary to produce caprolactam and Nylon 6 resin, particularly phenol, ammonia and oleum/sulfuric acid, which we believe is a unique advantage in our industry. Backward integration contributes to higher operating margins by lowering raw material transportation, handling and storage costs. It also enables us to remain flexible, while optimizing sales from our diverse portfolio of products. Finally, our long-term customer relationships and contracts enable us to maintain high plant utilization rates, which, along with our large scale, provide significant operating and purchasing leverage.

Global Reach. The global reach of our sales and marketing capabilities enables us to compete everywhere nylon resin, caprolactam and ammonium sulfate are consumed. Our sales, marketing, technical and procurement staff reside in eight countries, and in 2016 approximately 18% of our sales were outside the United States. Our freight and logistics capabilities and terminal locations position us well to serve global markets, including the dock and loading facility at our Hopewell facility which is capable of serving ocean-going freight vessels. Our global reach enables us to arbitrage geographic price variations to ensure we are receiving the highest value for our products.

Technical Know-how, Customer Intimacy and Application Development Capabilities. Intimate knowledge of our customers and end-market applications, combined with our technical know-how, enables us to develop specialty products that are often valued higher by customers compared to commodity products. We have an R&D department consisting of nearly 50 scientists and engineers with advanced degrees in polymer synthesis, catalysis and chemical and polymer engineering, who work not only on developing new products for nylon resins but also drive exacting offerings for our chemical intermediates and ammonium sulfate customers. In June 2015, we expanded our capabilities to test and scale production of copolymer Nylon 6/6.6 resin, which is used in food packaging films and other applications. We have also invested in an R&D facility located in Shanghai, China that specializes in working with caprolactam and nylon resin customers to develop products for specialty applications. Further, our agronomists provide the latest scientific information on the importance of sulfur nutrition and how to optimize the benefits of ammonium sulfate fertilizer to our global customers through a variety of channels including webinars, an “Ask the Agronomist” blog, technical training sessions for retailers and direct grower meetings.

Diverse Revenue Sources from the Sale of Fertilizer, Acetone and Other Chemical Intermediates. Due to our specific chemical manufacturing processes, backward integration and scale, we produce ammonium sulfate fertilizer, acetone and a wide range of other chemical intermediates that enable us to diversify our revenue sources. Most significantly, for every pound of caprolactam produced, we produce approximately four pounds of ammonium sulfate, a fertilizer used by farmers around the world. For the past two decades we have employed agronomists to educate growers and retailers in the Americas on the yield value of using ammonium sulfate fertilizer on key crops including corn, coffee, sugar and cotton. Sales of ammonium sulfate in 2016 were $283.4 million and represented 24% of our total sales. Sales of acetone also help us diversify our revenue sources. We are among the most significant suppliers of acetone to a variety of end-markets in North America. Sales of acetone in 2016 were approximately $169 million and represented 14% of our total sales. In addition to fertilizer and acetone, other products from our manufacturing process include merchant phenol, AMS, cyclohexanone, cyclohexanol, sulfuric acid, ammonia, MEKO and carbon dioxide. The diversity of our sales portfolio helps to mitigate, to some extent, the cyclicality in our end-markets.

Business Strategies

Our business strategies include the following:

Build on our Low Cost Leadership Position. Through our size, access to low cost raw materials, backward integration and high utilization rates, we intend to continue expanding operating margins by continuing to lower our Nylon 6 resin, caprolactam and ammonium sulfate production costs. Our focus on operational excellence and continuing productivity improvements will be concentrated on the following:

•	Selective investments to increase production volume through asset reliability, flexibility and capacity. For example, by investing in intermediate chemical buffer storage capacity, we can continue to produce Nylon 6 resin, caprolactam and ammonium sulfate even when the targeted production units are offline for routine maintenance or when there is an unplanned interruption in production;

•	Energy and direct material yield reduction initiatives aimed at increasing plant productivity and lowering costs; and

•	Further deployment of improved procurement processes, competitive bidding and supplier diversification to reduce raw material costs.

Leverage our R&D Investments and Applications Expertise. Our customers typically buy caprolactam and nylon resin for compounding or extruding with additives and other materials, to increase strength or flexibility or to add color to make the resin more suitable for use in their end products such as textiles, packaging and industrial materials. We intend to leverage our R&D investments, customer intimacy and product applications know-how to develop new formulations of resin products to better serve our customers and increase the value of our resin products portfolio. For example, engineered plastics that utilize Nylon 6 and Nylon 6.6 resin are being increasingly used in automobiles to reduce weight as automobile manufacturers strive to meet stricter fuel efficiency standards. We intend to work with our customers serving this market to develop resin products specifically tailored for these product applications. Likewise, we are working to develop and sell nylon resin products with differentiated characteristics for wire and cable applications and flexible food packaging. Another focus of our R&D initiatives will be nylon resin processing technologies that can produce existing types of high value resins at lower costs. Working with existing and potential customers while understanding end-use applications, our R&D team will continue to build application development capabilities to better understand and protect the value proposition of our new products.

Selective Investments to Produce Higher Value Products. Historically, a significant portion of the Nylon 6 resin we produced was sold as a commodity product and, as a result, was subject to cyclicality. Over the past several years, we have invested in capabilities to increase the value of our product portfolio. For example, we recently announced the installation of a new production line at our Chesterfield facility that is capable of producing multiple grades of higher value Nylon 6 resin as well as copolymer Nylon 6/6.6 resin, both of which are used in engineered plastics for the automotive industry, films for food packaging, as well as other higher value applications. Similarly, we will explore other investments that will enable us to produce higher value products that meet the exacting specifications of customers in certain high value industries.

Pursue a Highly-Selective Acquisition Strategy. We expect to seek strategic acquisitions and alliances to supplement our organic sales by broadening our customer base, expanding our geographic reach and developing our technology and product portfolios. For example, we intend to evaluate the potential acquisition of, on a select basis, businesses that would enable us to produce higher value resin products, including copolymers, or would improve our access to certain geographic regions.

Use of Toll Manufacturers to Produce Higher Margin AdvanSix-Developed Specialty Products. We are adept at using our technical know-how and customer intimacy to develop products that blend our nylon resin with other types of nylon and non-nylon resin products and additives to produce higher value products. Where we do not have the in-house manufacturing capabilities to produce these products, we contract with third-party compounders to toll manufacture for us. By utilizing third-party toll manufacturing arrangements to either divert nylon resin away from more commoditized end-markets or expand the geographic end-markets available to us, we intend to increase sales and expand our operating margins.

Industry Overview

Nylon and Caprolactam. According to PCI Wood Mackenzie, the global demand for Nylon 6 resin as of December 31, 2016 was approximately 5,200 kMT, spanning a variety of end-uses such as engineered automotive plastics, carpets, textiles, industrial filament and food and industrial films. The market growth typically tracks global growth but varies by end-use. Some of these end-markets, such as engineered automotive plastics, are experiencing increased demand due to trends in light weighting to meet stricter fuel efficiency standards. We expect this trend of increasing demand to continue as our customers find new uses for Nylon 6 resin, both within existing and new end-markets.

Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene, and, depending on the manufacturing process utilized, natural gas and sulfur. The price of benzene is a key driver of caprolactam prices because it is the common chemical compound used in the petrochemical derivatives, such as phenol and cyclohexane, which are the key feedstock materials for caprolactam depending on a given plant’s manufacturing technology. As a result, the global prices for caprolactam typically track as a spread over the price of benzene. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although, to the extent Nylon 6 resin producers are able to manufacture specialized nylon resin products, prices set above the spread are achievable.

The global market for Nylon 6 resin and caprolactam has undergone significant change in the past five years as Chinese manufacturers have entered the market and increased global supply at a time when demand has remained relatively stable. As a result of the increased capacity and competitive intensity, the margins for Nylon 6 resin and caprolactam have declined in recent years to historic lows in 2016.

Ammonium Sulfate and Other Chemical Intermediates. Our ammonium sulfate fertilizer products are primarily sold in North and South America. Ammonium sulfate is used as a nitrogen fertilizer on key crops that benefit from sulfur micronutrients and, as of December 31, 2016, accounts for approximately 4% of the global market for nitrogen fertilizer. Urea is one global price driver for all nitrogen fertilizers, including ammonium sulfate, and urea pricing has been under pressure recently due to the loosening of Chinese government export policies and the growth of both Chinese and broader global production capacity. A second global price driver for ammonium sulfate fertilizer is the price of future deliveries of crops, including corn, wheat and coffee, which are impacted by general trends in the agricultural industry.

Our chemical intermediates are used as key inputs for a variety of end-market products including construction materials, paints and coatings, packaging and consumer applications. The prices for our chemical intermediates generally correlate to the prices of their underlying raw materials.

Competition

Competition across all of our product offerings is based on a variety of factors such as price, reliability of supply, product innovation and quality. Other competitive factors include breadth of product line, R&D efforts and technical and managerial capability. While our competitive position varies among our products, we believe we are a significant competitor in each of our major product classes. The global market for Nylon 6 resin, caprolactam and ammonium sulfate is highly fragmented, and we compete with integrated manufacturers, such as BASF Corporation, Sinopec Limited, DOMO Chemicals GmbH, LANXESS AG and Ube Industries, Ltd. We also compete with manufacturers that only produce polymer resins, such as Li Peng Enterprise Co. Ltd. and Zig Sheng Industrial Co., Ltd. We also compete with synthetic manufacturers of ammonium sulfate, agricultural fertilizers, such as Pasadena Commodities International, and phenol producers, such as Ineos Phenol. A number of our products are sold in a market with many competitors, some of which have substantial financial resources and significant technological capabilities. Additionally, our competitors include companies that have global operations as well as those operating only within specific geographic regions.

Product Overview

Nylon

We manufacture our Nylon 6 resin in our Chesterfield plant. We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In addition, we use our Nylon 6 resin to produce nylon films at a leased facility located in Pottsville, Pennsylvania, which we primarily sell to our customers under the Capran® brand name. In 2016, our Nylon 6 resin products generated $338.0 million of sales. In 2016, 2015 and 2014, Nylon 6 sales were 28%, 27% and 25% of our total sales, respectively.

In June 2015, we expanded our capabilities at our Chesterfield facility to test and scale-up production of various copolymer resins, including Nylon 6/6.6 resin, which can be tailored to our customers’ requirements. As of December 31, 2016, the Chesterfield facility is the only manufacturing site in North America with a large-scale asset to produce Nylon 6/6.6 resin with high Nylon 6 content. Copolymer resins are used in product applications requiring higher levels of processing, melting points and strengths such as food packaging films and engineering plastics.

Caprolactam

We produce caprolactam, the key monomer used in the production of Nylon 6 resin, at our Hopewell plant using phenol that we produce at our Frankford plant and sulfur and natural gas that we obtain from third-party suppliers. In 2016, caprolactam generated $201.4 million of sales. In 2016, 2015 and 2014, caprolactam sales were 17%, 18% and 21% of our total sales, respectively.

Ammonium Sulfate

Ammonium sulfate fertilizer is produced simultaneously with caprolactam as part of our integrated caprolactam manufacturing process at Hopewell. We manufacture these products in a ratio of approximately four pounds of ammonium sulfate to one pound of caprolactam. Our competitors typically produce approximately two pounds or less of ammonium sulfate for each pound of caprolactam. Approximately 60% of the ammonium sulfate we produce is in granular form. We sell ammonium sulfate under the brand name Sulf-N®. In 2016, our ammonium sulfate products generated $283.4 million of sales. In 2016, 2015 and 2014, ammonium sulfate sales were 24%, 25% and 20% of our total sales, respectively.

Chemical Intermediates

We produce and sell our chemical intermediates to a range of customers for use in many different types of end-products. In 2016, our chemical intermediates products generated $368.7 million of sales, of which $281.7 million, or 76%, came from sales of phenol, acetone and AMS, and $86.9 million, or 24%, came from sales of our other chemical intermediates. In 2016, 2015 and 2014, chemical intermediate sales were 31%, 30% and 34% of our total sales, respectively.

Phenol is a key chemical intermediate of caprolactam, and we produce all of the phenol we use in our caprolactam manufacturing process at our Frankford plant. Approximately 75% to 80% of the phenol we produce is forward integrated into our production of caprolactam and other chemical intermediates at Hopewell, and approximately 20% to 25% of our production is sold to customers for use in their product applications. Our customers use phenol to produce a variety of end-products such as resins, epoxies and bisphenolA.

All of our acetone is sold to customers for use in end-products such as adhesives, paints, coatings, solvents, herbicides and other engineered plastic resins. Acetone is typically used by our customers as a key raw material in the production of a variety of other chemicals, used in the applications above

We also produce and sell AMS, MEKO, cyclohexanone, cyclohexanol, acetaldehyde oxime and 2-pentanone oxime. We use some of these products in our manufacturing process and also sell them to customers for use in end-products such as resins, inks, paints, coatings and agricultural chemical intermediates and detergents.

Raw Materials

The primary raw material used in our manufacturing process is cumene, which is produced from benzene and propylene by our suppliers. We purchase cumene from a number of suppliers to ensure stability of supply and optimal terms for this key raw material. Other important raw materials we use in our manufacturing process are sulfur and natural gas, which we use to produce ammonium sulfate and caprolactam. We purchase sulfur and natural gas from a diverse set of suppliers.

Historically, we have been able to renew contracts with our suppliers and obtain sufficient quantities of cumene, sulfur, natural gas or any of our other key raw materials. Global supply and demand can significantly impact the price of our key raw materials and historically prices have been cyclical. We continually seek to reduce costs of key raw materials and do not foresee any material constraints in the near term resulting from pricing or availability.

Sales, Marketing and Distribution

We have a global sales force with long-standing relationships with our customers and deep expertise with our products, product applications and end-markets. We predominantly sell directly to our customers, primarily under contracts but also through spot transactions under purchase orders.

All of our products are supported by our global logistics capability that we employ to ensure reliable and timely delivery to our customers while maximizing distribution resources and efficiency.

Customers

Globally, we serve approximately 500 customers in a wide variety of industries. In 2016, our ten largest customers accounted for approximately 40% of our total sales. Our largest customer is Shaw Industries Group, Inc., one of the world’s largest consumers of caprolactam and Nylon 6 resin. In 2016, 2015 and 2014, our sales to Shaw were 17%, 16% and 19%, respectively, of our total sales. We sell Nylon 6 resin and caprolactam to Shaw under a long-term contract. We typically sell to our other customers under short-term contracts, with one- to two-year terms, or by purchase orders. We have historically experienced low customer turnover.

Seasonality

Except for our ammonium sulfate fertilizer products, which are influenced by seasonal growing patterns in North and South America, sales of most of our products have been subject to minimal or no seasonality. Due to the fertilizer sales cycle, we occasionally build up higher inventory balances because the production volumes are generally steady month to month rather than tied to seasonal demand for fertilizers.

Backlog

In general, the Company does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Therefore, the Company believes that backlog information is not material to understanding its overall business and should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial return. However, we do have many long-term supply contracts which carry minimum order obligations.

Research & Development and Intellectual Property

We believe success in our industry is driven by technological strength and innovation. Our R&D activities focus equally on improving our chemical manufacturing processes to increase efficiency, capacity and productivity and lower costs and innovating for new product applications.

We benefit from numerous patents and trademarks that we own. We sell our Nylon 6 resin under the Aegis® brand name, our nylon films under the Capran® brand name and our ammonium sulfate fertilizer under the Sulf-N® brand name. Chemical intermediates are also sold under the brand names of Nadone®, Naxol® and EZ-Blox™. We also benefit from technology covered by trade secrets, including know-how and other proprietary information relating to many of our products, processes and technologies. We do not consider any individual patent, trademark or any licensing or distribution rights related to a specific process or product to be of material importance in relation to our total business. In our judgment, our intellectual property rights are adequate for the conduct of our business. We intend to continue taking steps as necessary to protect our intellectual property, including, when appropriate, filing patent applications for inventions that are deemed important to our business.

We conduct R&D at technology centers with approximately 50 researchers in total. We lease space at Honeywell’s technology centers in the United States in Colonial Heights, Virginia and in Shanghai, China. For the years ended December 31, 2016, 2015 and 2014, our R&D expenses were approximately $13.8 million, $12.8 million and $13.0 million, respectively.

Regulation and Environmental Matters

We are subject to various federal, state, local and foreign government requirements regarding protection of human health and the environment. Compliance with these laws and regulations results in higher capital expenditures and costs. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental impact, and of resulting financial liability, in connection with our business. Some risk of environmental impact is, however, inherent in some of our operations and products, as it is with other companies engaged in similar businesses.

We are and have been engaged in the handling, manufacture, use and disposal of many substances classified as hazardous by one or more regulatory agencies. It is possible that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question our current or past handling, manufacture, use or disposal of these substances.

Among other environmental laws and regulations, we are subject to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Federal Superfund law”), the Resource Conservation and Recovery Act (“RCRA”) and similar state, foreign and global laws for management and remediation of hazardous materials, the Clean Air Act (“CAA”) and the Clean Water Act, for protection of air and water resources, the Toxic Substance Control Act (“TSCA”), for regulation of chemicals in commerce and reporting of potential known adverse effects, and numerous other federal, state, local and foreign laws and regulations governing materials transport and packaging, under which we may be designated as a potentially responsible party that may be liable for cleanup costs associated with current operating sites and various hazardous waste sites.

In July 2013, a consent decree was finalized among the United States, the Commonwealth of Virginia and AdvanSix regarding alleged violations of the CAA and the air operating permit at our manufacturing facility in Hopewell, Virginia. In the consent decree, we agreed to pay a civil penalty of $3 million and, among other things, install certain pollution control and other equipment in accordance with a schedule ending in 2019. In October 2015, a consent order was finalized between the Virginia Water Control Board and AdvanSix regarding alleged violations of Hopewell’s Virginia Pollutant Discharge Elimination System permit and other discharge requirements. In the consent order, we agreed to pay a civil penalty of $300,000 and, among other things, take corrective action with respect to process sewers and sumps at our Hopewell facility in accordance with a schedule ending in 2018.

Our business may be impacted by pending climate change legislation, regulation or international treaties or accords in the foreseeable future. We will continue to monitor emerging developments in this area.

See “Risk Factors – We are subject to extensive environmental, health and safety laws and regulations that may result in unanticipated loss or liability, which could adversely affect our business, financial condition and results of operations.”

Our accounting policy for environmental expenditures is discussed in “Note 2 – Summary of Significant Accounting Policies” to the audited Consolidated and Combined Financial Statements included elsewhere in this Form 10-K. We continuously seek to improve our environment, health and safety performance. We have expended funds to comply with environmental laws and regulations and expect to continue to do so in the future.

Our Frankford and Hopewell facilities are regulated facilities under Chemical Facilities Anti-Terrorism Standards (“CFATS”) and the Maritime Transportation Security Act of 2002 (“MTSA”) due to the nature of our operations and the proximity of the facilities to the adjacent waterways. As a result, we are required to comply with numerous regulations administered by the Department of Homeland Security, including the development and implementation of compliant security procedures and protocols. Additionally, sales of acetone, which is a List II Chemical under the TSCA, are regulated by the Drug Enforcement Act. This classification subjects us to audits by the Drug Enforcement Administration and ongoing restrictions on our sales activities with respect to acetone.

Employees

As of December 31, 2016, we employ approximately 1,340 people. Of this total, approximately 530 are salaried employees and approximately 810 are hourly employees. Approximately 750 employees are covered under collective bargaining agreements that expire between 2017 and 2019.

Executive Officers of the Registrant

The executive officers of AdvanSix Inc., listed as follows, are appointed annually by the Board of Directors.

There are no family relationships among them.

Name, Age, Date First Appointed an Executive Officer	Position	Business Experience
Erin N. Kane, 40 2016	Chief Executive Officer and Director	Prior to joining the Company, Ms. Kane served as vice president and general manager of Honeywell Resins and Chemicals since October 2014. She joined Honeywell in 2002 as a Six Sigma Blackbelt of Honeywell’s Specialty Materials business. In 2004, she was named product marketing manager of Honeywell’s Specialty Additives business. From 2006 until 2008, Ms. Kane served as global marketing manager of Honeywell’s Authentication Technologies business, and in 2008 she was named global marketing manager of Honeywell’s Resins and Chemicals business. In 2011, she was named business director of chemical intermediates of Honeywell’s Resins and Chemicals business. Prior to joining Honeywell, Ms. Kane held Six Sigma and process engineering positions at Elementis Specialties and Kvaerner Process. Ms. Kane brings to the Board her knowledge of AdvanSix’s business and industry experience and expertise.
Michael Preston, 45 2016	Senior Vice President and Chief Financial Officer	Prior to joining the Company, Mr. Preston held a number of finance roles with Honeywell for over 15 years. Most recently, Mr. Preston served as vice president and chief financial officer for Honeywell’s UOP division (2013-2016). Prior to this role, Mr. Preston was vice president of business analysis & planning (2012–2013) with Honeywell corporate. Mr. Preston also held several finance leadership roles within businesses and Honeywell corporate, including chief financial officer for Fluorine Products, director of financial planning & analysis for Performance Materials and Technologies, and director of business analysis & planning for Honeywell corporate. Mr. Preston began his career with Honeywell in September of 2001 as manager of investor relations. Prior to joining Honeywell, he spent seven years in investor relations consulting. Mr. Preston was awarded the Chartered Financial Analyst designation in September of 2001 and is a member of CFA Institute and New York Society of Security Analysts.
John M. Quitmeyer, 66 2016	Senior Vice President, General Counsel and Corporate Secretary	Prior to joining the Company, Mr. Quitmeyer served as vice president and general counsel of Honeywell’s Automation and Control Solutions strategic business group since 2005. He joined Honeywell in 1997 as general counsel of Honeywell’s safety restraint business. From 1997 until 1998, Mr. Quitmeyer served as general counsel of Honeywell’s automotive products group. From 1998 until 2000, Mr. Quitmeyer served as general counsel of Honeywell’s consumer products group. From 2000 until 2002, Mr. Quitmeyer was Honeywell’s chief litigation counsel. From 2002 until 2005, Mr. Quitmeyer served as general counsel of Honeywell’s Specialty Materials business. Prior to joining Honeywell, Mr. Quitmeyer was a litigation partner at Rogers & Wells.
Jonathan Bellamy, 51 2016	Senior Vice President and Chief Human Resources Officer	Prior to joining the Company, Mr. Bellamy served as vice president of human resources of the Defense and Space business of Honeywell’s Aerospace division since 2015. He joined Honeywell in 1997 as human resources manager of the Turbo Technologies division. From March 2000 until February 2003, Mr. Bellamy served as human resources manager, then regional director of Honeywell’s Turbo Technologies division. From February 2003 until December 2004, he served as director of human resources of Honeywell Transportation Systems, Asia. From December 2004 until November 2005, Mr. Bellamy served as global human resources director of Honeywell’s Friction Materials division. From November 2005 until July 2010, Mr. Bellamy served as corporate human resources director. From 2010 to 2015, he was vice president of human resources of Honeywell UOP. Prior to joining Honeywell, Mr. Bellamy held human resources and operations positions at BTR Brook Hansen and N.S.K./RHP Bearings.
12

Name, Age, Date First Appointed an Executive Officer	Position	Business Experience
Christopher Gramm, 47 2016	Vice President, Controller	Prior to joining the Company, Mr. Gramm served as vice president and controller of the aerospace and corporate government compliance divisions at Honeywell International Inc. From August 2014 to November 2015, Mr. Gramm served as vice president of finance for the integrated supply chain of the aerospace division at Honeywell International Inc. Prior to this, beginning in March 2011, he was vice president and controller of the aerospace division at Honeywell International Inc. Over the course of the period from 1997 to March 2011, Mr. Gramm held several positions at Honeywell International Inc., including controller and chief financial officer of various divisions focused on areas including specialty materials and resins and chemicals. He joined Honeywell International Inc. in 1997 as a senior staff accountant. Before joining Honeywell International Inc., Mr. Gramm was a manager at Corning Life Sciences.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.Advan6.com) under the heading Investor Relations (see SEC filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2017 Annual Meeting of Stockholders and which will also be available free of charge on our website. Information contained on, or connected to, our website does not and will not constitute part of this Form 10-K.

We are a Delaware corporation that was incorporated on May 4, 2016. Effective February 1, 2017, our principal executive offices are located at 300 Kimball Drive, Suite 101, Parsippany, NJ 07054. Prior to February 1, 2017, our principal executive offices were located at 115 Tabor Road, Morris Plains, NJ 07950. Our telephone number is (973) 526-1800. Our website address is www.Advan6.com. Information contained on, or connected to, our website or Honeywell’s website does not and will not constitute part of this Form 10-K.

Item 1A. Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other parts of this report regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. They are not guarantees of future performance and actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties that can affect our performance in both the near-and long-term. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed below. These factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K.

Risk Factors

You should carefully consider all of the information in this Form 10-K and each of the risks described below, which we believe are the principal risks that we face. Some of the risks relate to our business, others to the Spin-Off. Some risks relate principally to the securities markets and ownership of our common stock.

Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.

Risks Relating to Our Business

Difficult and volatile conditions in the overall economy, particularly in the United States but also globally, and in the capital, credit and commodities markets could adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected by difficult global economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. Difficult and volatile conditions in the United States and globally could affect our business in a number of ways. For example:

•	Weak economic conditions, especially in our key markets, could reduce demand for our products, impacting our sales and margins;

•	As a result of the recent volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases;

•	Under difficult market conditions, there can be no assurance that access to credit or the capital markets would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all; and

•	Market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us.

The industry in which we operate is highly competitive and experiences cyclicality which can cause significant fluctuations in our cash flows. These industry dynamics may adversely affect our business, financial condition and results of operations.

The industry in which we operate is highly competitive. Competition in the nylon resin industry is based on a number of factors such as price, product quality and service. We face significant competition from major international and regional competitors. Our competitors may improve their competitive position in our core markets by successfully introducing new products or innovations in their manufacturing processes or improving their cost structures. If we are unable to keep pace with our competitors’ product and manufacturing process innovations or cost position improvements, our business, financial condition and results of operations could be adversely affected.

Our historical operating results reflect the cyclical and sometimes volatile nature of the caprolactam, Nylon 6 resin and ammonium sulfate industries. We experience cycles of fluctuating supply and demand for each of the products we sell which result in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. For example, the global market for Nylon 6 resin and caprolactam has undergone significant change in the past five years as Chinese manufacturers have entered the market and increased global supply at a time when demand has remained relatively stable, causing a decline in price and product margins. As a result of the increased capacity and competitive intensity, the margins for Nylon 6 resin and caprolactam have declined in recent years to historic lows. Decreases in the average selling prices of our products could have an adverse effect on our profitability. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products and by controlling transportation, selling and administration expense, we cannot assure you that these efforts will be sufficient to offset fully the effect of possible decreases in pricing on operating results. Because of the cyclical nature of our businesses, we cannot assure you that pricing or profitability in the future will be comparable to any particular historical period, including the most recent period shown in our operating results.

Moreover, historically, information about our business and operations was presented as part of the broader Honeywell corporate organization. As an independent, publicly-traded company, we are required to publicly provide more detailed information about our business and operations, including financial information and material contract terms. This information will be accessible to our customers, suppliers and competitors, each of whom may factor the new information into their commercial dealings with us or the markets in which we operate. The use of such information by third parties in the marketplace could have an adverse effect on our business, financial condition and results of operations.

Any significant unplanned downtime or material disruption at one of our production facilities or logistics operations may adversely affect our business, financial condition and results of operations, and the age of our manufacturing facilities increases the risk for unplanned downtime, which may be significant.

We seek to run our complex production facilities on a nearly continuous basis for maximum efficiency and rely on the integrity of our logistics operations for the uninterrupted operations of business. While we have continued to make significant annual capital improvements at our manufacturing plants, operational issues have occurred in the past and may occur in the future, which could cause damage to our manufacturing and production equipment and ancillary facilities. Unplanned interruptions in our production capabilities adversely affect our production costs, product lead times and earnings during the affected period.

Our manufacturing process is fully backward integrated. We use cumene, a chemical compound produced from benzene and propylene, to manufacture phenol, acetone and AMS, at our Frankford plant. The majority of the phenol we manufacture is further processed at our Hopewell facility through an integrated series of unit operations which also consume natural gas and sulfur to produce caprolactam and ammonium sulfate. Our caprolactam is then shipped to our Chesterfield plant, where it is polymerized into Nylon 6 resin. Although our integrated manufacturing, scale and the quantity and range of our product offerings make us one of the most efficient manufacturers in our industry, we are also exposed to increased risk associated with unplanned downtime or material disruptions at any one of our production facilities which could impact our supply chain to downstream plants in our manufacturing process.

We seek to mitigate the risk of unplanned downtime through regularly scheduled maintenance both for major and minor repairs at all of our production facilities. We also utilize maintenance and mechanical integrity programs and maintain an appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, both of which are intended to mitigate the extent of any production losses as a result of unplanned downtime. However, unplanned outages may still occur or we may not have enough intermediate chemical inventory at any given time to offset such production losses. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause significant additional unplanned downtime as well. Any such unplanned downtime at any of our production facilities may adversely affect our business, financial condition and results of operations.

Our production facilities and logistics operations are also subject to the risk of catastrophic loss and material disruptions due to unanticipated events such as fires, explosion, severe weather conditions, earthquake or other natural disasters, personal injury or major accidents, acts of terrorism, prolonged power failures, chemical spills, unexpected repairs or other operational and logistical problems that we or a third-party on which we rely may experience. Depending on the nature, extent and length of any operational interruption due to any such event, the results could adversely affect our business, financial condition and results of operations.

Raw material price fluctuations and the ability of key suppliers to meet delivery requirements can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.

The cost of raw materials, including cumene, natural gas and sulfur, is a key element in the cost of our products. Our inability to offset material price inflation through increased prices to customers, formula-based or long-term fixed price contracts with suppliers, productivity actions or commodity hedges could adversely affect our business, financial condition and results of operations.

Although we believe that our sources of supply for raw materials are generally robust, it is difficult to predict what effects shortages of raw materials or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long lead-time products during periods of fluctuating demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations and damage to customer relationships.

When possible we have purchased, and we plan to continue to purchase, raw materials, including cumene, natural gas and sulfur, through negotiated medium- or long-term contracts. To the extent that we have been able to achieve favorable terms in our existing negotiated contracts, we may not be able to renew such contracts at the current terms or at all, and this may adversely impact our results of operations. To the extent that the markets for our raw materials significantly change, we may be bound by the terms of our existing supplier contracts and obligated to purchase such raw materials at disadvantaged terms as compared to other market participants.

Our operations require substantial capital and we may not be able to obtain additional capital that we need in the future on favorable terms or at all.

We have historically relied on Honeywell for assistance in satisfying our capital requirements and are no longer able to rely on the earnings, assets or cash flow of Honeywell. As a result, we are responsible for obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. Our industry is capital intensive, and we may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing R&D activities, satisfy regulatory and environmental compliance obligations and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and R&D projects and the status and timing of these developments. We may need to seek additional capital in the future and debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we raise funds through the issuance of additional common equity, ownership in us would be diluted. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under the Tax Matters Agreement entered into in connection with the Spin-Off and that address compliance with Section 355(e) of the Internal Revenue Code of 1986, as amended (the “Code”) may limit our ability to issue stock. We believe that we have adequate capital resources to meet our projected operating needs, capital expenditures and other cash requirements. However, we may need additional capital resources in the future and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected.

Our operations are dependent on numerous required permits and approvals.

We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. In addition, any expansion of our operations is dependent upon securing the necessary environmental or other permits or approvals.

A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing material permit or approval, could have an adverse effect on our ability to continue operations at the affected facility and on our business, financial condition and results of operations.

The loss of one or more of our significant customers could adversely affect our business, financial condition and results of operations.

Our business depends on significant customers, many of whom have been doing business with us for decades, and the loss of one or several significant customers may have an adverse effect on our business, financial condition and results of operations. Additionally, our significant customers have the ability to influence pricing and other contract terms. Such influence could increase with the completion of the Spin-Off as our customers may have gained access to information that we otherwise in the past would not have publicly disclosed but are required to disclose as a public company.

In 2016, our ten largest customers accounted for approximately 40% of our total sales. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), one of the world’s largest consumers of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term contract. In 2016, 2015 and 2014, our sales to Shaw were 17%, 16%, and 19%, respectively, of our total sales. We typically sell to our other customers under short-term contracts with one- to two-year terms or by purchase orders.

If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them or significant unfavorable changes to pricing or other terms in contracts with any of them, could have an adverse effect on our business, financial condition and results of operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest customers were to become bankrupt or insolvent, or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have an adverse effect on our business, financial condition and results of operations.

We are subject to risks related to adverse trade policies imposed against exports from the United States in certain important markets for our products.

We are subject to a series of antidumping investigations initiated by China’s Ministry of Commerce (“MOFCOM”) covering the import of caprolactam and Nylon 6 resin into China. As a result of these investigations, significant antidumping duties were imposed on our products.

In addition, the Mexican government initiated an antidumping investigation on imports of ammonium sulfate into Mexico from the United States which resulted in antidumping duties being imposed on this product. These duties are currently still in place and must be paid by our customers in these countries to purchase our products, placing us at a significant competitive disadvantage in those markets.

In each case, we diligently evaluated our commercial and legal options to defend these investigations and their subsequent sunset reviews. Historically, we have successfully mitigated these risks through geographical mix management so that imposition of duties does not materially affect our business results. However, such duties could have an adverse effect on the sales of key product lines and affect our business performance in the future.

There can be no assurance that any governmental or international trade body in the future will not institute trade policies or remedies that are adverse to exports from the United States. Any significant changes in international trade policies, practices or trade remedies, especially those instituted in our target markets or markets where our major customers are located, could potentially increase the price of our products relative to our competitors or decrease our customers’ demand for our products, which in turn may adversely affect our business, financial condition and results of operations.

We are subject to extensive environmental, health and safety laws and regulations that may result in unanticipated loss or liability, which could adversely affect our business, financial condition and results of operations.

Various federal, state, local and foreign governments regulate the discharge of materials into the environment and can impose substantial fines and criminal sanctions for violations and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. If we are found to be in violation of these laws or regulations, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations. See “Item 1. Business – Regulation and Environmental Matters” for more information on the environmental laws and regulations to which we are subject.

Primarily because of our past operations at our current manufacturing locations and other locations used in our operations as currently conducted, we may be subject to potentially material liabilities related to the remediation of environmental hazards and to claims of personal injuries or property damages that may have been or may be caused by hazardous substance releases and exposures or other hazardous conditions. Lawsuits, claims and costs involving these matters may arise in the future. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or information related to individual sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants or the imposition of new clean-up requirements or remedial techniques could require us to incur additional costs in the future that would have a negative effect on our business, financial condition and results of operations.

Additionally, there are substantial uncertainties as to the nature, stringency and timing of any future regulations or changes in regulations, including greenhouse gas (“GHG”) and water nutrient regulations. More stringent regulations, especially of GHGs, may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation or otherwise adversely affect our business, financial condition and results of operations. If enacted, more stringent GHG limitations are likely to have a significant impact on us because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our production process. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us.

There is also a risk that one or more of our key raw materials or one or more of our products may be found to have, or be characterized as having, a toxicological or health-related impact on the environment or on our customers or employees, which could potentially result in us incurring liability in connection with such characterization and the associated effects of any toxicological or health-related impact. If such a discovery or characterization occurs, we may incur increased costs in order to comply with new regulatory requirements or the relevant materials or products, including products of our customers incorporating our materials or products, may be recalled or banned. Changes in laws and regulations, or their interpretation, and our customers’ perception of such changes or interpretations may also affect the marketability of certain of our products. Additionally, sales of acetone, which is a List II Chemical under TSCA, are regulated by the Drug Enforcement Act. This classification subjects us to periodic audits by the Drug Enforcement Administration and ongoing restrictions on our acetone sales activities.

Due to concerns related to terrorism, we are subject to various security laws including MTSA and CFATS regulations. Our Frankford and Hopewell facilities are regulated facilities under CFATS and MTSA due to the nature of our operations and the proximity of the facilities to the adjacent waterways. Federal, state, local and foreign governments could implement new or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers or other chemicals. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower sales and reduced profit margins. It is possible that federal, state, local and foreign governments could impose additional limitations on the use, sale or distribution of chemicals that we produce and sell, thereby limiting our ability to manufacture or sell those products, or that illicit use of our products could result in liability for us.

Hazards associated with chemical manufacturing, storage and transportation could adversely affect our business, financial condition and results of operations.

There are hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. While we endeavor to provide adequate protection for the safe handling of these materials, issues could be created by various events, including natural disasters, severe weather events, acts of sabotage and performance by third parties, and as a result we could face potential hazards such as piping and storage tank leaks and ruptures, mechanical failure, employee exposure to hazardous substances and chemical spills and other discharges or releases of toxic or hazardous substances or gases.

These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines, work stoppage injunctions, lawsuits by injured persons, damage to our public reputation and brand and diminished product acceptance. If such actions are determined adversely to us or there is an associated economic impact to our business, we may have inadequate insurance or cash flow to offset any associated costs. Such outcomes could adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected by litigation and other commitments and contingencies.

We face risks arising from various unasserted and asserted litigation matters, including, but not limited to, product liability and claims for third-party property damage or personal injury stemming from alleged environmental or other torts. We have noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public.

Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. An adverse outcome or unfavorable development in any one or more of these matters could be material to our financial results and could adversely impact the value of any of our brands that are associated with any such matters.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Additionally, we will be required to indemnify Honeywell for amounts related to liabilities allocated to, or assumed by, us under each of the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement entered into in connection with the Spin-Off. If we are required to make any such payments, the payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition and results of operations.

Our inability to successfully acquire and integrate other businesses, assets, products or technologies or realize the financial and strategic goals that were contemplated at the time of any transaction could adversely affect our business, financial condition and results of operations.

We actively evaluate acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our business or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating for potential acquisitions or investments, or as to which we are conducting due diligence. An investment in, or acquisition of, complementary businesses, products or technologies in the future could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues.

Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur unanticipated expenses, write-downs, impairment charges or unforeseen liabilities that could negatively affect our business, financial condition and results of operations, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant debt or have to delay or not proceed with announced transactions. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.

Failure to protect our intellectual property could adversely affect our business, financial condition and results of operations.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names and trade dress, are important to our business. We will endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used. However, we may be unable to obtain protection for our intellectual property in such key jurisdictions. Although we own and have applied for numerous patents and trademarks, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property could have an adverse effect on our business, financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights.

We also rely materially upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While we maintain policies and internal security measures to protect our trade secrets and other intellectual property, failure to protect this intellectual property could negatively affect our future performance and growth.

We may be required to make significant cash contributions to our defined benefit pension plan.

After the Spin-Off, we sponsored a defined benefit pension plan under which certain eligible AdvanSix employees will earn pension benefits following the Spin-Off as if they remained employed by Honeywell. Significant changes in actual investment return on pension assets, discount rates, retirement rates and other factors could require cash pension contributions in future periods. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We plan to make pension contributions during 2017 and in future periods sufficient to satisfy funding requirements.

Some of our workforce is represented by labor unions and our business could be harmed in the event of a prolonged work stoppage.

Approximately 750 of our employees are unionized, which represents approximately 55% of our employee-base as of December 31, 2016. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. We may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis and, ultimately, our business, financial condition and results of operations.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business, financial condition and results of operations.

Due to the complex nature of our manufacturing business, our future performance is highly dependent upon the continued services of our key engineering personnel, scientists and senior management, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel, could negatively affect our business, financial condition and results of operations.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats, directed at AdvanSix, its plants and operations, its products, its customers and/or its third party service providers including cloud providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We remain dependent on certain transition services from Honeywell with respect to information technology infrastructure, including cybersecurity, which seek to deploy comprehensive measures to deter, prevent, detect, respond and mitigate these threats including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. We are actively planning the implementation of such measures internally as we design and establish the information technology infrastructure needed to operate independently. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, claims from and litigation with third parties, fines levied by governmental authorities, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Failure to maintain effective internal controls could adversely impact our ability to meet our reporting requirements.

We are required, under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to maintain effective internal control over financial reporting and disclosure controls and procedures. This includes performing system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2017. If we are not able to comply with these requirements in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to penalties or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports, and to effectively prevent fraud. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

The ongoing process of implementing internal controls in connection with our operation as a stand-alone company requires significant attention from management and we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Difficulties encountered in their implementation could harm our results of operations or cause us to fail to meet our reporting obligations. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, our profitability, financial condition and results of operations may be materially and adversely affected.

Risks Relating to the Spin-Off

The Spin-Off could result in significant tax liability.

Completion of the Spin-Off was conditioned on Honeywell’s receipt of a written opinion of Cravath, Swaine & Moore LLP to the effect that the Distribution should qualify for non-recognition of gain and loss under Section 355 of the Code. The opinion of counsel does not address any U.S. state, local or foreign tax consequences of the Spin-Off. The opinion assumes that the Spin-Off was completed according to the terms of the Separation and Distribution Agreement and relies on the facts as stated in the Separation and Distribution Agreement, the Tax Matters Agreement, the other ancillary agreements, the Information Statement filed as Exhibit 99.1 to the Form 10 and a number of other documents.

In addition, the opinion is based on certain representations as to factual matters from, and certain covenants by Honeywell and us. The opinion cannot be relied on if any of the assumptions, representations or covenants is incorrect, incomplete or inaccurate or is violated in any material respect.

The opinion of counsel is not binding on the Internal Revenue Service (“IRS”) or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Honeywell did not request a ruling from the IRS regarding the U.S. Federal income tax consequences of the Spin-Off.

If the Distribution were determined not to qualify for non-recognition of gain and loss under Section 355(e) of the Code, our U.S. stockholders (as described in the Information Statement filed as Exhibit 99.1 to the Form 10) could be subject to tax. In this case, each U.S. stockholder who received our common stock in the Distribution would generally be treated as having received a distribution in an amount equal to the fair market value of our common stock received, which would generally result in (1) a taxable dividend to the U.S. stockholder to the extent of that U.S. stockholder’s pro rata share of Honeywell’s current and accumulated earnings and profits; (2) a reduction in the U.S. stockholder’s basis (but not below zero) in its Honeywell common stock to the extent the amount received exceeds the stockholder’s share of Honeywell’s earnings and profits; and (3) a taxable gain from the exchange of Honeywell common stock to the extent the amount received exceeds the sum of the U.S. stockholder’s share of Honeywell’s earnings and profits and the U.S. stockholder’s basis in its Honeywell common stock. A discussion of the material U.S. federal income tax consequences of the Spin-Off can be found in the Form 10.

We could have an indemnification obligation to Honeywell if the Distribution were determined not to qualify for non-recognition treatment, which could adversely affect our business, financial condition and results of operations.

If, due to any of our representations being untrue or our covenants being breached, it were determined that the Distribution did not qualify for non-recognition of gain and loss under Section 355 of the Code, we could be required to indemnify Honeywell for the resulting taxes and related expenses. Any such indemnification obligation could adversely affect our business, financial condition and results of operations.

In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to Honeywell, but not to stockholders, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to Honeywell due to such a 50% or greater change in ownership of our stock, Honeywell would recognize gain equal to the excess of the fair market value of our common stock distributed to Honeywell stockholders over Honeywell’s tax basis in our common stock and we generally would be required to indemnify Honeywell for the tax on such gain and related expenses. Any such indemnification obligation could adversely affect our business, financial condition and results of operations.

We are subject to numerous restrictions to preserve the non-recognition treatment of the Spin-Off, which may reduce our strategic and operating flexibility.

We are subject to covenants and indemnification obligations pursuant to the Tax Matters Agreement that address compliance with Section 355 of the Code and preserve the tax-free nature of the Spin-Off. These covenants include certain restrictions on our activity unless Honeywell gives its consent for us to take a restricted action, which Honeywell is permitted to grant or withhold at its sole discretion. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as an independent, publicly-traded company, we will be able to, among other things, design and implement corporate strategies and policies that are targeted to our business, better focus our financial and operational resources on those specific strategies, create effective incentives for our management and employees that are more closely tied to our business performance, provide investors more flexibility and enable us to achieve alignment with a more natural stockholder base and implement and maintain a capital structure designed to meet our specific needs. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. The transition to operating as an independent, publicly traded company following the Spin-Off requires significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be adversely affected.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly-traded company, and we may experience increased costs after the Spin-Off.

We have historically operated as part of Honeywell’s corporate organization, with Honeywell providing us with various corporate functions. Following the Spin-Off, Honeywell has no obligation to provide us with assistance other than certain transition and other related services. A description of the materials terms and conditions of such agreements with Honeywell can be found in the section titled “Certain Relationships and Related Party Transactions” of the Company’s Information Statement filed as Exhibit 99.1 to the Form 10. These services do not include every service that we have received from Honeywell in the past, and Honeywell is only obligated to provide the transition services for limited periods following completion of the Spin-Off. Accordingly, we are responsible to provide internally, or obtain from unaffiliated third parties, services such as legal, accounting, information technology (including cybersecurity), human resources and other infrastructure support, the effective and appropriate services, hardware, networks or software to perform activities critical to our operations. Because our business has historically operated as part of the wider Honeywell organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or we may incur additional costs that could adversely affect our business. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, our business, financial condition and results of operations may be adversely affected.

We have limited recent operating history as an independent, publicly-traded company, and our historical consolidated and combined financial information is not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

We derived the historical consolidated and combined financial information prior to the Spin-Off included in this Form 10-K from Honeywell’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly-traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•	Prior to the Spin-Off, we operated as part of Honeywell’s broader corporate organization, and Honeywell performed various corporate functions for us. Our historical consolidated and combined financial information prior to the Spin-Off reflects allocations of corporate expenses from Honeywell for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent, publicly-traded company.

•	We have entered into transactions with Honeywell that did not exist prior to the Spin-Off, such as Honeywell’s provision of transition and other services, which will cause us to incur new costs. See the section titled “Certain Relationships and Related Party Transactions” of the Company’s Information Statement filed as Exhibit 99.1 to the Form 10.

•	Our historical consolidated and combined financial information prior to the Spin-Off does not reflect changes that we expect to experience in the future as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. As part of Honeywell, there were certain benefits derived from Honeywell’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of Honeywell prior to the Spin-Off. In addition, our historical consolidated and combined financial data does not include an allocation of interest expense comparable to the interest expense we will incur as a result of the series of internal transactions which were effected in order for us to hold, directly or through our subsidiaries, the businesses constituting Honeywell’s Resins and Chemicals business and related operations, and the Spin-Off, including interest expense in connection with the incurrence of indebtedness at AdvanSix.

Following the Spin-Off, we are also responsible for the additional costs associated with being an independent, publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. While we have been profitable as part of Honeywell, we cannot assure you that our profits will continue at a similar level when we are an independent, publicly-traded company.

Risks Relating to the Indebtedness

We incurred new indebtedness in connection with the Spin-Off, and our leverage could adversely affect our business, financial condition and results of operations.

In connection with the Spin-Off, we incurred indebtedness in the aggregate principal amount of approximately $270 million in the form of term loans. We also entered into a $155 million revolving facility to be available for our working capital and other cash needs. Following the Spin-Off, we are responsible for servicing our own debt and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the Spin-Off, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The terms of our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

•	Incur or guarantee additional indebtedness or sell disqualified or preferred stock;

•	Pay dividends on, make distributions in respect of, repurchase or redeem capital stock;

•	Make investments or acquisitions;

•	Sell, transfer or otherwise dispose of certain assets;

•	Create liens;

•	Enter into sale/leaseback transactions;

•	Enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

•	Enter into transactions with affiliates;

•	Prepay, repurchase or redeem certain kinds of indebtedness;

•	Issue or sell stock of our subsidiaries; and/or

•	Significantly change the nature of our business.

As a result of all of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to raise additional debt financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.

A breach of any of these covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurs, the lenders would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of any other debt to which a cross-default or cross-acceleration provision applies. Furthermore, the lenders of this indebtedness may require that we pledge our assets as collateral and, in the event we were unable to repay any amount of this indebtedness when due and payable, the lenders could proceed against the pledged collateral. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness, which could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Common Stock and the Securities Market

No market for our common stock existed prior to the Spin-Off and, as a result, our stock price may fluctuate significantly.

There was no public market for our common stock prior to the Spin-Off.

Following the Spin-Off, the market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	Actual or anticipated fluctuations in our results of operations due to factors related to our business;

•	Success or failure of our business strategies;

•	Competition and industry capacity;

•	Changes in interest rates and other factors that affect earnings and cash flow;

•	Our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;

•	Our ability to retain and recruit qualified personnel;

•	Our quarterly or annual earnings, or those of other companies in our industry;

•	Announcements by us or our competitors of significant acquisitions or dispositions;

•	Changes in accounting standards, policies, guidance, interpretations or principles;

•	The failure of securities analysts to cover our common stock after the Spin-Off;

•	Changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	The operating and stock price performance of other comparable companies;

•	Investor perception of our company and our industry;

•	Overall market fluctuations unrelated to our operating performance;

•	Results from any material litigation or government investigation;

•	Changes in laws and regulations (including tax laws and regulations) affecting our business;

•	Changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	General economic conditions and other external factors.

Potential for low trading volume for our stock would amplify the effect of the above factors on our stock price volatility.

We will evaluate whether to pay cash dividends on our common stock in the future, and the terms of our indebtedness will limit our ability to pay dividends on our common stock.

We will be evaluating whether to pay cash dividends to our stockholders and the timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Among the items we will consider when establishing a dividend policy will be the capital intensive nature of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of our indebtedness may limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

Stockholder percentage ownership in AdvanSix may be diluted in the future.

A Stockholder’s percentage ownership in AdvanSix may be diluted in the future because of common stock-based equity awards that we have granted and expect to grant in the future to our directors, officers and other employees. Prior to completion of the Spin-Off, we approved an incentive plan that provided for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.

Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws and Delaware law may discourage takeovers.

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent a merger or acquisition that is opposed by our Board. These include, among others, provisions that:

•	Provide for staggered terms for directors on our Board through our 2020 annual meeting of stockholders;

•	Do not permit our stockholders to act by written consent and require that stockholder action must take place at an annual or special meeting of our stockholders;
24

•	Establish advance notice requirements for stockholder nominations and proposals;

•	Limit the persons who may call special meetings of stockholders; and

•	Limit our ability to enter into business combination transactions with certain stockholders.

These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of AdvanSix, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

Our Amended and Restated Certificate of Incorporation will designate the courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Amended and Restated Certificate of Incorporation provides, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware as the sole and exclusive forum for any derivative action or proceeding brought on behalf of AdvanSix, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of AdvanSix to AdvanSix or AdvanSix’s stockholders, any action asserting a claim arising pursuant to the Delaware General Corporate Law (“DGCL”) or as to which the DGCL confers jurisdiction on the Court of Chancery located in the State of Delaware or any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery within the State of Delaware does not have jurisdiction, the action may be brought in any other state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Effective February 1, 2017, our principal executive offices are located at 300 Kimball Drive, Suite 101, Parsippany, NJ 07054. Prior to February 1, 2017, our principal executive offices were located at 115 Tabor Road, Morris Plains, NJ 07950. We also own three production facilities located in Frankford, Pennsylvania, Chesterfield, Virginia and Hopewell, Virginia. In addition, we lease space at Honeywell’s production facility in Pottsville, Pennsylvania and technology centers for R&D in Colonial Heights, Virginia and Shanghai, China. Honeywell leases space in our Chesterfield, Virginia manufacturing site. We have entered into one or more site sharing and services agreements and transition agreements with Honeywell under which we and Honeywell will allow each other to use these shared R&D facilities and manufacturing sites for specified fees.

We consider the manufacturing facilities and technology centers and the other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. We believe our facilities are adequate for our current operations.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of the ordinary course of our business operations. We are not a party to, and, to our knowledge, there are no threats of any claims or actions against us, the ultimate disposition of which would have a material adverse effect on our consolidated and combined financial position, results of operations or liquidity.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The United States Environmental Protection Agency (“EPA”) notified the Company in December 2016 that alleged violations, involving the enhanced leak detection and repair program and emission testing requirements, at the Company’s manufacturing facility in Hopewell, Virginia, potentially may subject the Company to stipulated penalties under the 2013 consent decree among the Company, the U.S. and the Commonwealth of Virginia. The Company has discussed this matter with the EPA and negotiations to resolve it are ongoing. Although the outcome of the matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated and combined financial position, results of operations or operating cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ASIX”. On February 1, 2017, there were 36,361 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $25.99 per share.

As of February 1, 2017, 30,482,966 shares of our Common Stock and 0 shares of our preferred stock were outstanding.

As described in Item 1, on October 1, 2016, Honeywell completed the previously announced separation of AdvanSix Inc. Following the Spin-Off, our authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. The Spin-Off is further described in Note 1 to the Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

On September 8, 2016, our Board adopted, and Honeywell, as our sole stockholder, approved, the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates (the “Equity Plan”). The Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards, and non-share-based awards. The maximum aggregate number of shares of our common stock that may be issued under all stock-based awards granted under the Equity Plan is 3,350,000 shares. Under the terms of the Equity Plan, there were 2,441,460 shares of AdvanSix common stock available for future grants of full value awards, of which 841,460 were available for awards other than full-value awards on a one-for-one basis, at December 31, 2016. The Equity Plan is further described in Note 15 to the Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

The following table sets forth the high and low stock prices of our common stock for the quarterly periods indicated since the first day of trading on October 3, 2016:

	Price
	Low	High

Quarter ended December 31, 2016	$13.70	$23.35

Dividends

We will be evaluating whether to pay cash dividends to our stockholders and the timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Holders of shares of our common stock will be entitled to receive dividends when and if declared by our Board at its discretion out of funds legally available for that purpose, subject to the preferential rights of any preferred stock that may be outstanding. The timing, declaration, amount and payment of the future dividends will depend on our financial condition, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

We did not declare or pay any dividends during the fourth quarter of 2016.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the total returns on the Standard & Poor’s (S&P) Small Cap 600 Stock Index and the S&P Small Cap 600 Chemicals Index. The changes for the three-month period shown in the graph are based on the assumption that $100 had been invested in AdvanSix stock and each index on October 3, 2016, the date that AdvanSix common stock began “regular-way” trading on the New York Stock Exchange, and that all dividends, if any, were reinvested. The share price performance in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

	October 3, 2016	October 31, 2016	November 30, 2016	December 31, 2016

AdvanSix Inc.	100	97	114	135
S&P Small Cap 600	100	96	108	112
S&P Small Cap 600 Chemicals	100	97	116	116

Item 6. Selected Financial Data

Selected Historical Consolidated and Combined Financial Data

The following tables present certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2016. The selected historical consolidated and combined financial data as of December 31, 2016, 2015, 2014 and 2013 are derived from our historical audited Consolidated and Combined Financial Statements. The selected historical data related to the balance sheet information for December 31, 2016 and 2015 and the statement of operations information for the years ended December 31, 2016, 2015 and 2014 are included elsewhere in this Form 10-K. The selected historical data related to the balance sheet information for December 31, 2014 and 2013 and statement of operations information for the year ended December 31, 2013 are not included in this Form 10-K. The selected historical combined financial data as of December 31, 2012 and for the year then ended is derived from our unaudited combined financial information that is not included in this Form 10-K. The unaudited combined financial statements have been prepared on the same basis as the audited Consolidated and Combined Financial Statements and, in the opinion of our management, include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair statement of the information set forth in this Form 10-K.

The selected historical consolidated and combined financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated and Combined Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report. For each of the periods presented, our business was wholly owned by Honeywell through October 1, 2016. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented. In addition, our historical consolidated and combined financial information does not reflect changes that we expect to experience in the future as a result of our separation from Honeywell, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical consolidated and combined financial information includes allocations of certain Honeywell corporate expenses, as described in “Note 3–Related Party Transactions with Honeywell” to the historical Consolidated and Combined Financial Statements. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expenses that we would have incurred if we had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012

(Dollars in thousands)
Selected Statement of Operations
Information:
Sales	$1,191,524	$1,329,409	$1,790,372	$1,766,586	$1,788,669
Net Income	34,147	63,776	83,858	118,746	166,155

	As of December 31,
	2016	2015	2014	2013	2012
(Dollars in thousands)
Selected Balance Sheet Information:
Total assets	$904,957	$840,986	$823,048	$733,981	$650,523
Total liabilities	689,595	361,916	406,293	313,407	303,721
Total equity	215,362	479,070	416,755	420,574	346,802

Earnings Per Common Share (a)
Basic:	$1.12	$2.09	$2.75	$3.90	$5.45
Diluted:	1.12	2.09	2.75	3.90	5.45
Weighted average common shares (a)
Basic:	30,482,966	30,482,966	30,482,966	30,482,966	30,482,966
Diluted:	30,503,587	30,482,966	30,482,966	30,482,966	30,482,966

(a)	On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s Common Stock were distributed to Honeywell stockholders of record as of September 16, 2016. Basic and Diluted EPS for all periods prior to the Spin-off reflect the number of distributed shares, or 30,482,966 shares. For the 2016 year to date calculations, these shares are treated as issued and outstanding from January 1, 2012 for purposes of calculating historical basic earnings per share. No dividends have been paid from October 1, 2016 through December 31, 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data or unless otherwise noted)

The following Management’s Discussion and Analysis of the Company’s financial condition and results of operations discussion, which we refer to as our “MD&A,” should be read in conjunction with the Consolidated and Combined Financial Statements and the notes thereto contained elsewhere in this Report.

Business Overview

We produce and sell our Nylon 6 resin and caprolactam as commodity products and also produce and sell our Nylon 6 resin as a specialized resin product. The production of these products is capital intensive, requiring ongoing investments in improving plant reliability, expanding production capacity and achieving higher quality in our products. Our results of operations are primarily driven by production volume and the spread between the prices of our products and the costs of the underlying raw materials built into the market-based pricing models for most of our products. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are ultimately derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the spread are achievable when nylon resin manufacturers, like AdvanSix, are able to formulate and produce specialized nylon resin products. Our specialized Nylon 6 products are typically valued at a higher level than commodity resin products.

Since 2011, commodity caprolactam and resin prices have experienced a cyclical period of downturn as the global market has experienced large increases in supply without a commensurate increase in demand. Most of this supply increase has come from Chinese manufacturers entering the market, although many of our other competitors have also announced recent increases in production capacity. As a result, our margins for Nylon 6 resin and caprolactam have declined in recent years to historic lows. We believe that, in addition to a potential recovery that has historically followed periods of oversupply and declining prices, certain anticipated trends in the Nylon 6 resin industry may begin to bolster an increase in demand. Nylon 6 end-market growth generally tracks global GDP with certain applications growing at faster rates including engineered plastics and packaging. Additionally, one of our strategies is to continue developing specialty resin and copolymer products that we believe will obtain higher margins.

Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key crop nutrients. Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Urea pricing has been under pressure recently due to the loosening of urea export restrictions by the Chinese government and the growth of both Chinese and broader global production capacity. A secondary global price driver for ammonium sulfate fertilizer is the price of future deliveries of crops, including corn, wheat and coffee, which are impacted by general trends in the agricultural industry.

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, but sales experience quarterly cyclicality based on the timing and length of the growing seasons in North and South America. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal or no seasonality.

We seek to run our production facilities on a nearly continuous basis for maximum efficiency and several of our intermediate products are key feedstock materials for other products in our integrated manufacturing chain. On average, we schedule two planned outages per year to conduct routine and major maintenance at our facilities, which are referred to as plant turnarounds. While we may experience unplanned interruptions from time to time, we seek to mitigate this risk through regularly scheduled maintenance both for major and minor repairs at all of our production facilities. We also utilize maintenance excellence and mechanical integrity programs and maintain an appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, which are intended to mitigate the extent of any production losses as a result of unplanned downtime. However, unplanned outages may still occur and we may not have enough intermediate chemical inventory at any given time to offset such production losses. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause unplanned downtime as well. See “Risk Factors – Any significant unplanned downtime or material disruption at one of our production facilities or logistics operations may adversely affect our business, financial condition and results of operations, and the age of our manufacturing facilities increases the risk for unplanned downtime, which may be significant” in Item 1A.

Fourth Quarter 2016 Developments

Separation from Honeywell

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the previously announced separation of AdvanSix Inc. The separation was completed by Honeywell distributing all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date (the “Spin-Off”). Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. We filed our Form 10 describing the Spin-Off with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on September 8, 2016 (the “Form 10”). On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol. The spin-off is further described in Note 1 to the Consolidated and Combined Financial Statements included in Item 8.

Operational Updates

On October 31, 2016, the Company announced that the planned fourth quarter 2016 turnaround activities would be extended due to additional, unplanned maintenance of its ammonia plant within its Hopewell, Virginia facility. The extensive planned turnaround activities, which were coordinated across numerous operating units within the Company’s Frankford, Hopewell and Chesterfield sites, began in early October. The ammonia plant turnaround began on October 17, 2016 and was planned to last for 20 days but continued for an additional two weeks to address the significant inspection findings regarding a code regulated pressure vessel. The Company worked with its customers and suppliers to mitigate the impact of the extended turnaround.

On December 8, 2016, the Company announced that it experienced a temporary outage at its Hopewell, Virginia facility reducing caprolactam production and a resulting reduction in resin production at its downstream Chesterfield, Virginia polymerization plant. The Company had previously resumed operations on November 21, 2016 following additional, unplanned maintenance related to the extensive planned fourth quarter 2016 turnaround activities, as discussed above. Under normal conditions, buffer inventories through the supply chain mitigate the impact of temporary production disruptions on customers. Due to the timing of this disruption relative to the November 21 start-up, where inventories were depleted by incremental downtime, buffer inventories through the supply chain were insufficient to offset the temporary outage.

As a result of these planned and unplanned outages, the Company incurred unfavorable charges to fourth quarter 2016 pre-tax income of approximately $51 million, consisting of planned charges of approximately $20 million and unplanned charges of approximately $31 million, including the impact of reduced fixed cost absorption, inventory revaluation, additional raw material costs and repair expenses. This does not include an additional lost sales impact of approximately $13 million.

Consolidated and Combined Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

Sales

	2016	2015	2014

Sales	$1,191,524	$1,329,409	$1,790,372
% change compared with prior period	(10.4)%	(25.7)%	1.3%

The change in sales is attributable to the following:

	2016 versus 2015	2015 versus 2014

Volume	(1.2)%	(2.5)%
Price	(9.2)%	(23.2)%
	(10.4)%	(25.7)%

2016 compared with 2015

Sales decreased in 2016 compared to 2015 by $137.9 million or approximately 10%, due primarily to lower sales prices (9%) and lower volumes (1%) of caprolactam and resins, and ammonium sulfate, partially offset by volume increases in chemical intermediates. Sales prices decreased due primarily to (i) lower prices of the raw materials used to manufacture our intermediate chemicals, caprolactam and resins impacting formula based pass-through pricing (approximately 4% impact), (ii) the impact of unfavorable industry conditions for nitrogen fertilizers on ammonium sulfate pricing (approximately 3% impact) and (iii) market based pricing pressure in the caprolactam and resins end-markets (approximately 2% impact). Volumes decreased year over year primarily due to the extended outage activity in the fourth quarter of 2016 discussed above partially offset by year over year increased volumes from the first three quarters of 2016 due to improved production rates at our manufacturing locations.

2015 compared with 2014

Sales decreased in 2015 compared with 2014 by $461.0 million or approximately 26% due primarily to lower sales of intermediate chemicals, caprolactam and polymer resins driven by lower prices of the raw materials used to manufacture our intermediate chemicals, caprolactam and resins impacting pass-through and market-based pricing (approximately 23% unfavorable impact). In this industry, prices for the end products typically track a spread over the raw material prices. As the price of benzene and propylene (inputs to cumene which is a key feedstock material for our products) dropped significantly year over year on underlying oil prices, the corresponding sales also dropped. A secondary driver of this decrease was unplanned plant outages (approximately 3% unfavorable impact).

Cost of Goods Sold

	2016	2015	2014

Cost of goods sold	$1,083,894	$1,179,651	$1,607,028
% change compared with prior period	(8.1)%	(26.6)%	5.0%
Gross margin percentage	9.0%	11.3%	10.2%

2016 compared with 2015

Costs of goods sold decreased in 2016 compared to 2015 by $95.8 million or approximately 8% due primarily to (i) lower prices of raw materials (approximately 8%), (ii) lower costs due to the volume reductions discussed above (approximately 1%), and (iii) the termination of a long-term supply agreement in the first quarter 2016 (approximately 1%) partially offset by the costs associated with the impact of the unplanned and extended plant turnarounds in Q4 2016 (approximately 1%). Prices of raw materials decreased due primarily to cumene (approximately 4%), sulfur (approximately 2%) and natural gas (approximately 1% impact).

Gross margin percentage decreased by approximately 2% in 2016 compared to 2015 due primarily to (i) the net impact of pricing over raw material costs (approximately 2% unfavorable impact) and (ii) the impact of higher plant costs primarily associated with the unplanned and extended outages in Q4 described above (approximately 1%) partially offset from the benefits from the termination of a long-term supply agreement (approximately 1% favorable impact).

2015 compared with 2014

Cost of goods sold decreased in 2015 compared with 2014 by $427.4 million or approximately 27% primarily due to a drop in raw materials prices, particularly cumene and natural gas (approximately 26% impact), and lower sales volume due to unplanned plant outages (approximately 1% impact).

Gross margin percentage increased in 2015 compared with 2014 by 1% primarily due to the net impact of pricing over raw material costs (approximately 2% favorable impact), partially offset by unfavorable production volumes (approximately 1% unfavorable impact).

Selling, General and Administrative Expenses

	2016	2015	2014

Selling, general and administrative expense	$53,753	$52,398	$53,931
% of sales	4.5%	3.9%	3.0%

Changes in the selling, general and administrative expenses were not material when comparing 2016 with 2015 and 2015 with 2014.

Tax Expense

	2016	2015	2014

Income taxes	$19,628	$36,461	$48,189
Effective tax rate	36.5%	36.4%	36.5%

The Company’s effective income tax rates in 2016, 2015 and 2014 were higher compared to the U.S. federal statutory tax rate of 35.0% due primarily to state taxes and, to a lesser extent, losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, partially offset by the federal tax credit for research activities and the U.S. manufacturing incentive credits.

For 2016, 2015 and 2014, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense related to unrecognized income tax benefits in the income tax provision.

For additional discussion of income taxes and the effective income tax rate, see “Note 4 – Income Taxes” in the Notes accompanying the audited Consolidated and Combined Financial Statements.

Net Income

2016 compared with 2015

As a result of the factors described above, our net income was $34.1 million in 2016 as compared to $63.8 million in 2015.

2015 compared with 2014

As a result of the factors described above, our net income was $63.8 million in 2015 as compared to $83.9 million in 2014.

Non-GAAP Measures

The following tables set forth the non-GAAP financial measures of EBITDA and EBITDA margin. EBITDA is defined as Net Income before Interest, Income Taxes, Depreciation and Amortization. EBITDA margin is equal to EBITDA divided by Sales. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that are not considered part of the Company’s ongoing operations.

These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. Non-GAAP financial measures should be read only in conjunction with the comparable GAAP financial measures. The Company’s non-GAAP measures may not be comparable to other companies’ non-GAAP measures.

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA margin to their most directly comparable GAAP financial measure:

(Dollars in thousands, unless otherwise noted)

	Years Ended December 31,
	2016	2015	2014

Net Income	$34,147	$63,776	$83,858
Interest Expense	1,847	–	–
Income Taxes	19,628	36,461	48,189
Depreciation and Amortization	40,329	36,410	33,608
EBITDA	$95,951	$136,647	$165,655

Sales	$1,191,524	$1,329,409	$1,790,372
EBITDA margin	8.1%	10.3%	9.3%

Liquidity and Capital Resources

Liquidity

Following the Spin-Off, our capital structure and sources of liquidity changed significantly from our historical capital structure and sources of liquidity. We no longer participate in cash management and funding arrangements with Honeywell. Instead, our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to credit and capital markets.

We believe that our cash balances, together with a portion of the cash proceeds under our Credit Agreement and operating cash flows will provide adequate funds to support our current annual operating plan, subject to the risks and uncertainties outlined below and in the Risk Factors previously discussed in Item 1A. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our operating cash flows are affected by capital requirements and production volume as well as the prices of our raw materials and general economic and industry trends. We monitor the third-party depository institution that holds our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures and environmental compliance costs, employee benefit obligations, interest payments, debt repayment and strategic acquisitions. We expect that our future cash from operations, together with our access to funds on hand and credit and capital markets, will provide adequate resources to fund our expected operating and financing needs for the next twelve months. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, which are subject to the Risk Factors previously discussed in Item 1A as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

We incurred indebtedness in the aggregate principal amount of approximately $270 million in the form of a term loan, the net proceeds of which were distributed to Honeywell substantially concurrent with the consummation of the Spin-Off. We also entered into a $155 million revolving credit facility to fund our working capital and other cash needs and drew down $40 million, before fees, under this facility substantially concurrent with the Spin-Off. At December 31, 2016, we had repaid the borrowings under the revolving credit facility as well as made a $3.4 million payment against the term loan. Going forward, cash provided by operating activities will be needed to fund future interest payments in respect of our outstanding indebtedness.

We assumed all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including cleanup or other liabilities related to any contamination that may have occurred at such properties in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. See “Certain Relationships and Related Party Transactions – Agreements with Honeywell – Separation and Distribution Agreement”. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, our remediation costs have not been material, and we do not expect our remediation costs to address known obligations to be material for 2017.

During January 2017, the Company made a contribution to the AdvanSix Retirement Earnings Plan of $2.2 million. The Company plans to make additional contributions during 2017 sufficient to satisfy pension funding requirements of approximately $20 million as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

We expect that our primary cash requirements for 2017 will be to fund our on-going operations, costs associated with planned plant outages, capital expenditures, postretirement benefit obligations and the amounts related to contractual obligations noted in the tables below. See the items noted below in “Contractual Obligations” and “Capital Expenditures” for more information.

Cash Flow Summary for the Years Ended December 31, 2016, 2015 and 2014

Our cash flows from operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014, as reflected in the audited Consolidated and Combined Financial Statements included elsewhere in this Form 10-K, are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Cash provided by (used for):
Operating activities	$113,740	$101,536	$188,424
Investing activities	(86,381)	(98,230)	(102,200)
Financing activities	(13,160)	(3,306)	(86,224)
Net increase in cash and cash equivalents	$14,199	$–	$–
34

2016 compared with 2015

Cash provided by operating activities in 2016 increased by $12.2 million compared to 2015 primarily due to (1) a $43.6 million favorable impact from net working capital outflows driven by the timing of payments on the accounts payables balance, (2) a $3.9 million increase in depreciation and amortization expense, (3) a $1.6 million net increase in deferred income taxes and (4) a $1.3 million increase in stock based compensation expense which was partially offset by (A) a $29.6 million decrease in net income and (B) a $9.1 million net decrease in other assets and liabilities and accrued liabilities.

Cash used for investing activities in 2016 decreased by $11.8 million compared to 2015 primarily due to a decrease in capital expenditures of $13.1 million.

Cash used for financing activities in 2016 increased by $9.9 million compared to 2015 primarily due to $269.3 million distributed to Honeywell in connection with the Spin-Off, a $4.4 million larger reduction in invested equity, $3.0 million of financing fees related to the Credit Agreement and $3.4 million of Term Loan repayments, partially offset by $270.0 million proceeds from the Term Loan.

2015 compared with 2014

Cash provided by operating activities in 2015 decreased by $86.9 million compared to 2014 primarily due to (1) a $35.7 million decrease in customer advances driven primarily by timing of advance payments and fulfilment of sales orders, (2) a $22.2 million unfavorable impact from working capital, (3) a $20.1 million decrease in net income and (4) a decrease in deferred taxes of $7.0 million driven by the impact of accelerated tax depreciation.

Cash used for investing activities in 2015 decreased by $4.0 million compared to 2014 primarily due to a decrease in capital expenditures of $4.2 million.

Cash used for financing activities in 2015 increased by $82.9 million compared to 2014 primarily due to an $83.1 million net decrease in invested equity.

Credit Agreement

For information regarding our Credit Agreement, refer to Note 9 – Long-term Debt and Credit Agreement to the Consolidated and Combined Financial Statements in Item 8 of this Report. As of December 31, 2016, $155 million is available for use out of the total credit of $425 million under the Long-term Debt and Credit Agreement. Under the terms of the Credit Agreement, we are subject to restrictive covenants that limit our ability, among other things, to incur additional indebtedness, pay dividends or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain interest coverage and leverage ratios at levels specified in the Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated.

Contractual Obligations

(Dollars in thousands, unless otherwise noted)

	Payments due by period
Contractual Obligations (5)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt – Principal repayments (1)	$266,625	$–	$43,875	$222,750	$–
Long-Term Debt – Interest payments (1)	37,206	8,840	16,613	11,753	–
Transition Services Agreement (2)	25,552	15,607	9,945	–	–
Capitalized leases	644	148	177	188	131
Interest payments on capitalized leases	57	16	24	14	3
Minimum operating lease payments	160,977	43,748	50,905	21,680	44,644
Estimated environmental compliance costs (3)	6,628	1,986	3,004	1,638	–
Purchase obligations (4)	187,540	67,154	53,811	53,926	12,649
Total contractual obligations	$685,229	$137,499	$178,354	$311,949	$57,427
35

(1)	Long-Term Debt - Principal repayments: refer to Note 9--Long-term Debt and Credit Arrangements to the Consolidated and Combined Financial Statements in Item 8 of this Report. Interest payments are estimated based on the interest rate applicable as of December 31, 2016.

(2)	Transition Services Agreement: On September 28, 2016, in connection with, and as a condition to the Spin-Off, Honeywell and AdvanSix Inc. entered into a Transition Services Agreement (the “Transition Services Agreement”). Pursuant to the Transition Services Agreement, Honeywell agreed to provide AdvanSix Inc. with, among other things, certain information technology, human resource, financial, health, safety and environmental, sales, product stewardship, operations and manufacturing, procurement, customer support, legal and contractual, trade compliance, supply chain and logistics, and real estate services for a limited period of time after the consummation of the Spin-Off (ranging from two months to two years depending on the service), in exchange for the minimum fees set forth in the Transition Services Agreement. Additionally, AdvanSix Inc. entered into a separate agreement with Honeywell to provide similar services with respect to certain non-US premises of the Company.

(3)	The payment amounts in the table only reflect the environmental compliance costs which we have accrued as probable and reasonably estimable as of December 31, 2016.

(4)	Purchase obligations are entered into with various vendors in the normal course of business, which are consistent with our expected requirements and primarily relate to cumene, oleum, sulfur and natural gas, as well as a long term agreement for loading, unloading and handling of a portion of our ammonium sulfate export volumes.

(5)	The Contractual Obligations table does not include approximately $33 million of pension obligations as the Company is not unable to estimate the years in which these obligations will be paid. Actual payments will depend on several factors, including investment performance and discount rates, and may also be affected by changes in applicable local requirements. During January 2017, the Company made a contribution to the AdvanSix Retirement Earnings Plan of $2.2 million. The Company plans to make additional contributions of approximately $20 million during 2017 sufficient to satisfy pension funding requirements as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

Capital Expenditures

Our operations are capital intensive, requiring ongoing investments that have consisted, and are expected to continue to consist, primarily of capital expenditures required to maintain and improve equipment reliability, expand production capacity and comply with environmental and safety regulations.

The following table summarizes ongoing and expansion capital expenditures.

	Years Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Purchases of property, plant and equipment	$84,009	$97,144	$101,382

Capital expenditures decreased $13.1 million from 2015 to 2016 primarily due to higher growth capital expenditures related to increased resin production in 2015. For 2017, we expect our total capital expenditures to be approximately $90 million. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, expand production capacity and comply with HSE regulations. For 2016, capital expenditures related to HSE were $20.8 million and, for 2017, we expect capital expenditures related to environmental compliance to be approximately $25 million.

Capital expenditures decreased $4.2 million from 2014 to 2015 primarily due to lower replacement maintenance capital expenditures at our Hopewell plant and lower environmental compliance costs, partially offset in large part by higher capacity expansion investments at our Chesterfield facility and costs associated with the installment of a new pilot plant line at our Colonial Heights facility.

Off-Balance Sheet Arrangements

At December 31, 2016 and December 31, 2015, the Company did not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies (Dollars in thousands)

The Company’s significant accounting policies are more fully described in Note 2 to the Consolidated and Combined Financial Statements. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

The preparation of the Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, inventory valuations, impairment of goodwill, stock-based compensation, long-term employee benefit obligations, income taxes and environmental matters. Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The Company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represents some of the more critical judgment areas in the applications of the Company’s accounting policies which could have a material effect on the Company’s financial position, results of operations or cash flows.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Business of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $12.5 million at December 31, 2016 and are included in Cash and cash equivalents and Accounts payable in the Consolidated and Combined Balance Sheet.

Inventory Adjustments – Substantially all of the Business’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Business includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Property, Plant, Equipment – Property, plant, equipment are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 30 to 50 years for buildings and improvements and 7 to 40 years for machinery and equipment. Our machinery and equipment includes (1) assets used in short production cycles or subject to high corrosion, such as instrumentation, controls and insulation systems with useful lives up to 15 years, (2) standard plant assets, such as boilers and railcars, with useful lives ranging from 15 to 30 years and (3) major process equipment that can be used for long durations with effective preventative maintenance and repair, such as cooling towers, compressors, tanks and turbines with useful lives ranging from 30 to 40 years. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life.

Goodwill – Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2016 and again as of the Spin-Off date and determined that no impairment was necessary. The Business had goodwill of $15,005 as of December 31, 2016 and 2015. No further triggering events have been identified since our last impairment test date.

Environmental – AdvanSix accrues costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated.

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in Note 15 Stock-Based Compensation Plans, are non-qualified stock options, performance share units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

Pension Benefits – We have a defined benefit plan covering certain employees primarily in the U.S. The benefits are accrued over the employees’ service periods. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of net periodic pension income or expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur but rather systematically over subsequent periods when net actuarial gains or losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation.

A 25 basis point increase in the discount rate would result in a decrease of approximately $0.4 million to the net periodic benefit cost for 2017, while a 25 basis point decrease in the discount rate would result in an increase of approximately $0.3 million. The resulting impact on the pension benefit obligation would be a decrease of $1.3 million and an increase of $1.4 million, respectively.

Income Taxes – We account for income taxes pursuant to the asset and liability method which requires us to recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

We adopted the provisions of Accounting Standards Codification Topic 740 (“ASC 740”) related to the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements. ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2016 and 2015. As of December 31, 2016 and December 31, 2015, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

Prior to the Spin-Off, income taxes as presented are calculated on a separate tax return basis modified to apply the benefits-for-loss approach and may not be reflective of the results that would have occurred if tax returns were filed on a stand-alone basis. In applying the benefits-for-loss methodology, the tax provision was computed as if the Business filed tax returns on a separate tax return basis independent of other Honeywell businesses with an adjustment to reflect a tax benefit for losses generated by the Business but utilized by other Honeywell businesses in a combined tax filing. Given that the taxpaying entities in which the Business operates were retained by Honeywell subsequent to the Spin-Off transaction, all tax payables and attributes, such as tax credit and tax loss carryforwards, associated with these entities was also retained by Honeywell whether or not such attribute was generated in whole or in part by the Business. As a result, the taxes payable and attributes that relate to the Business’s operations were recorded and settled through intercompany accounts with Honeywell since they are attributable to the taxable entity to be retained by Honeywell. Accordingly, a tax attribute, such a tax loss, generated by the Business but utilized by Honeywell, reduced the intercompany payable to Honeywell and be recorded as a current tax benefit in the calculation of the tax provision.

We believe applying the separate tax return method modified to apply the benefits-for-loss approach was more appropriate than carrying the tax attribute forward since the attribute no longer exists, nor was the attribute included in the assets and liabilities of the Business subsequent to the Spin-Off transaction. Furthermore, the amount of the attributes that were generated by the Business but utilized by Honeywell were not material to the overall financial statements.

Earnings Per Share – Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s Common Stock were distributed to Honeywell stockholders of record as of September 16, 2016 who held their shares through the Distribution Date. Basic and diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 30,482,966 shares. For 2016, the distributed shares were treated as issued and outstanding from January 1, 2016 for purposes of calculating historical basic earnings per share.

Use of Estimates – The preparation of the Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated and Combined Financial Statements and related disclosures in the accompanying Notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the Consolidated and Combined Financial Statements in the period they are determined to be necessary.

Recent Accounting Pronouncements

See “Note 2 Summary of Significant Accounting Policies” to the Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Note 11 Financial Instruments and Fair Value Measures” to the Consolidated and Combined Financial Statements, included elsewhere in this Form 10-K, for a discussion relating to market risk.

Item 8. Financial Statements and Supplementary Data

ADVANSIX INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Sales	$1,191,524	$1,329,409	$1,790,372
Costs, expenses and other:
Costs of goods sold	1,083,894	1,179,651	1,607,028
Selling, general and administrative expenses	53,753	52,398	53,931
Other non-operating – net	102	(2,877)	(2,634)
	1,137,749	1,229,172	1,658,325

Income before taxes	53,775	100,237	132,047
Income taxes	19,628	36,461	48,189
Net income	$34,147	$63,776	$83,858

Earnings per common share
Basic	$1.12	$2.09	$2.75
Diluted	$1.12	$2.09	$2.75

Weighted average common shares outstanding
Basic	30,482,966	30,482,966	30,482,966
Diluted	30,503,587	30,482,966	30,482,966

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

ADVANSIX INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Net income	$34,147	$63,776	$83,858

Foreign exchange translation adjustment	154	(1,390)	(283)
Commodity hedges	(1,413)	2,865	(1,333)
Pension obligation adjustments	1,963	–	–
Other comprehensive income (loss), net of tax	704	1,475	(1,616)
Comprehensive income	$34,851	$65,251	$82,242

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

ADVANSIX INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$14,199	$–
Accounts and other receivables – net	131,671	127,545
Inventories – net	128,978	150,231
Other current assets	7,690	4,443
Total current assets	282,538	282,219

Property, plant, equipment – net	575,375	527,542
Goodwill	15,005	15,005
Other assets	32,039	16,220
Total assets	$904,957	$840,986

LIABILITIES
Current liabilities:
Accounts payable	$223,015	$192,733
Accrued liabilities	25,396	25,114
Deferred income and customer advances	25,567	25,207
Total current liabilities	273,978	243,054

Deferred income taxes	114,200	114,910
Long-term debt	264,838	–
Postretirement benefit obligations	33,544	–
Other liabilities	3,035	3,952
Total liabilities	689,595	361,916

CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized and 30,482,966 shares issued and outstanding	305	–
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding	–	–
Additional paid-in capital	242,806	–
Accumulated deficit	(24,714)	–
Invested equity	–	482,809
Accumulated other comprehensive income (loss)	(3,035)	(3,739)
Total stockholders’ equity	215,362	479,070
Total liabilities and stockholders’ equity	$904,957	$840,986

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

ADVANSIX INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$34,147	$63,776	$83,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,329	36,410	33,608
Loss on disposal of assets	1,529	1,308	1,688
Deferred income taxes	11,534	9,913	16,958
Stock based compensation	1,327	–	–
Accretion of deferred financing costs	148	–	–
Changes in assets and liabilities:
Accounts and other receivables	(3,948)	38,399	10,657
Inventories	21,253	5,021	(27,034)
Accounts payable	23,932	(38,689)	43,346
Accrued liabilities	281	500	(2,167)
Deferred income and customer advances	360	(6,783)	28,956
Other assets and liabilities	(17,152)	(8,319)	(1,446)
Net cash provided by operating activities	113,740	101,536	188,424

Cash flows from investing activities:
Expenditures for property, plant and equipment	(84,009)	(97,144)	(101,382)
Other investing activities	(2,372)	(1,086)	(818)
Net cash used for investing activities	(86,381)	(98,230)	(102,200)

Cash flows from financing activities:
Proceeds from long term debt	270,000	–	–
Payment of long term debt	(3,375)	–	–
Payment of debt issuance costs	(1,881)	–	–
Borrowings under revolving credit facility	58,000	–	–
Payments of revolving credit facility	(58,000)	–	–
Payment of revolving credit facility fees	(1,080)	–	–
Principal payments under capital lease	(165)	–	–
Distribution to Honeywell in connection with Spin-Off	(269,347)	–	–
Net decrease in invested equity	(7,312)	(2,936)	(86,060)
Other financing activities	–	(370)	(164)
Net cash used for financing activities	(13,160)	(3,306)	(86,224)

Net increase in cash and cash equivalents	14,199	–	–
Cash and cash equivalents at beginning of year	–	–	–
Cash and cash equivalents at the end of year	$14,199	$–	$–

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$28,485	$22,282	$23,634

Supplemental cash investing activities:
Cash paid for interest	$2,411	$–	$–
Cash paid for taxes	$–	$–	$–

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

ADVANSIX INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Invested Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount

Balance at December 31, 2013	–	$–	$–	$–	$424,170	$(3,598)	$420,572
Net Income	–	–	–	–	83,858	–	83,858
Comprehensive income
Foreign exchange translation adjustments	–	–	–	–	–	(283)	(283)
Commodity hedges	–	–	–	–	–	(1,333)	(1,333)
Total comprehensive income (loss), net of tax	–	–	–	–	–	(1,616)	(1,616)
Change in invested equity	–	–	–	–	(86,059)	–	(86,059)
Balance at December 31, 2014	–	–	–	–	421,969	(5,214)	416,755

Net Income	–	–	–	–	63,776	–	63,776
Comprehensive income
Foreign exchange translation adjustments	–	–	–	–	–	(1,390)	(1,390)
Commodity hedges	–	–	–	–	–	2,865	2,865
Total comprehensive income (loss), net of tax	–	–	–	–	–	1,475	1,475
Change in invested equity	–	–	–	–	(2,936)	–	(2,936)
Balance at December 31, 2015	–	–	–	–	482,809	(3,739)	479,070

Net Income through September 30, 2016	–	–	–	–	58,861	–	58,861
Net Loss from October 1, 2016	–	–	–	(24,714)	–	–	(24,714)
Comprehensive income
Foreign exchange translation adjustments	–	–	–	–	–	154	154
Commodity hedges	–	–	–	–	–	(1,413)	(1,413)
Pension obligation adjustments	–	–	–	–	–	1,963	1,963
Total comprehensive income (loss), net of tax	–	–	–	–	–	704	704
Change in invested equity	–	–	–	–	(299,886)	–	(299,886)
Issuance of common stock and reclassification of invested equity	30,482,966	305	241,479	–	(241,784)	–	–
Stock-based compensation	–	–	1,327	–	–	–	1,327
Balance at December 31, 2016	30,482,966	$305	$242,806	$(24,714)	$–	$(3,035)	$215,362

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

ADVANSIX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, other than per share data or unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix”, the “Business”, the “Company”, “we” or “our”) is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce engineered plastics, fibers, filaments and films that, in turn, are used in such end-products as automotive and electronic components, carpets, sports apparel, fishing nets and food and industrial packaging. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced as part of the Nylon 6 resin manufacturing process including caprolactam, ammonium sulfate fertilizers, and other chemical intermediates.

All of our manufacturing plants and operations are located in the United States. We serve approximately 500 customers globally located in more than 40 countries. For the years ended December 31, 2016, 2015 and 2014, we had sales of $1,191.5 million, $1,329.4 million and $1,790.4 million, respectively, and net income of $34.1 million, $63.8 million and $83.9 million, respectively. For the years ended December 31, 2016, 2015 and 2014, our sales to customers located outside the United States were $216.4 million, $355.8 million and $502.3 million, respectively.

Each of these product lines represented the following approximate percentage of our sales:

	Years Ended December 31,
	2016	2015	2014

Nylon	28%	27%	25%
Caprolactam	17%	18%	21%
Ammonium Sulfate Fertilizers	24%	25%	20%
Chemical Intermediates	31%	30%	34%

We evaluated segment reporting in accordance with Accounting Standards Codification Topic (“ASC”) 280. We concluded that AdvanSix is a single operating segment and a single reportable segment based on the operating results available which are evaluated regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and performance assessment. AdvanSix operations are managed as one integrated process spread across three manufacturing sites, including centralized supply chain and procurement functions. The production process is dependent upon one key raw material, cumene, as the input to the manufacturing of all finished goods produced for sale through the sales channels and end-markets the Business serves. Production rates and output volumes are managed across all three plants jointly to align with the overall Business operating plan. The CODM makes operational performance assessments and resource allocation decisions on a consolidated basis, inclusive of all of the Business’s products.

AdvanSix is primarily located in North America, operating through three integrated manufacturing sites located in Frankford, Pennsylvania, Hopewell, Virginia and Chesterfield, Virginia.

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

Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. The separation was completed pursuant to a Separation and Distribution Agreement and other agreements with Honeywell related to the separation, including an Employee Matters Agreement, a Tax Matters Agreement and a Transition Services Agreement, each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on September 28, 2016, as well as Site Sharing and Services Agreements for facilities located in Chesterfield, Colonial Heights and Pottsville, each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 3, 2016. These agreements govern the relationship between AdvanSix and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Honeywell to AdvanSix and by AdvanSix to Honeywell. A description of the material terms and conditions of these agreements can be found in the section titled “Certain Relationships and Related Party Transactions” of the Company’s Information Statement filed as Exhibit 99.1 to Amendment No. 5 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on September 7, 2016 and declared effective by the SEC on September 8, 2016 (the “Form 10”).

On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol.

Basis of Presentation

Prior to the separation, these Consolidated and Combined Financial Statements were derived from the consolidated financial statements and accounting records of Honeywell. These Consolidated and Combined Financial Statements reflect the consolidated historical results of operations, financial position and cash flows of AdvanSix as they were historically managed in conformity with GAAP.

All intracompany transactions have been eliminated. As described in Note 3, all significant transactions between the Business and Honeywell prior to separation have been included in these Consolidated and Combined Financial Statements and are considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these pre-separation transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as invested equity.

Prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues, headcount or other relevant measures. However, the financial information presented in these Consolidated and Combined Financial Statements may not reflect the financial position, operating results and cash flows of the Business had the Business been a separate stand-alone entity during the periods presented. Actual costs that would have been incurred if the Business had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both we and Honeywell consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Business during the periods presented. After the Spin-Off, a number of the above services will continue under a transition service agreement with Honeywell, which we will expense as incurred based on the contractual pricing terms.

Note 2. Summary of Significant Accounting Policies

Accounting Principles – The financial statements and accompanying Notes are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a description of AdvanSix’s significant accounting policies.

Principles of Consolidation – The Consolidated and Combined Financial Statements include the accounts of AdvanSix Inc. and all of its subsidiaries in which a controlling financial interest is maintained. Our consolidation policy requires equity investments that we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities to be accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which we do not have readily determinable fair values are accounted for under the cost method. All intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Business of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $12.5 million at December 31, 2016 and are included in Cash and cash equivalents and Accounts payable in the Consolidated and Combined Balance Sheet.

Commodity Price Risk Management – Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices, and generally they do not include take-or-pay terms. Instead, each customer agreement, the majority of which have a term of at least one year, is typically determined by monthly or quarterly volume estimates. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized.

Inventory Adjustments – Substantially all of the Business’s inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Business includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Property, Plant, Equipment – Property, plant, equipment are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 30 to 50 years for buildings and improvements and 7 to 40 years for machinery and equipment. Our machinery and equipment includes (1) assets used in short production cycles or subject to high corrosion, such as instrumentation, controls and insulation systems with useful lives up to 15 years, (2) standard plant assets, such as boilers and railcars, with useful lives ranging from 15 to 30 years and (3) major process equipment that can be used for long durations with effective preventative maintenance and repair, such as cooling towers, compressors, tanks and turbines with useful lives ranging from 30 to 40 years. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life.

Long-Lived Assets – The Business evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Business evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends, and economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in the Consolidated and Combined Statements of Operations. The Business also evaluates the estimated useful lives of long-lived assets if circumstances warrant and revises such estimates based on current events.

Goodwill – Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2016 and again as of the Spin-Off date and determined that no impairment was necessary. The Business had goodwill of $15,005 as of December 31, 2016 and 2015. No further triggering events have been identified since our last impairment test date.

Sales Recognition – Sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured. AdvanSix is a ship and bill operation recognizing revenue when title transfers at FOB shipping point. For domestic sales, title transfers at point of shipment. For international sales, title transfers at point of shipment or from the port of departure to the customer’s location. Outbound shipping costs are incurred by the Company and included as freight expense in costs of goods sold in the Consolidated and Combined Statements of Operations.

Environmental – AdvanSix accrues costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated.

Deferred Income and Customer Advances – AdvanSix has an annual pre-buy program for ammonium sulfate that is classified as deferred income and customer advances in the Consolidated and Combined Balance Sheets. Customers pay cash in advance to reserve capacity for ammonium sulfate to guarantee product availability during peak planting season. The Business recognizes a customer advance when cash is received for the advanced buy. Revenue is then recognized and the customer advance is relieved upon title transfer of ammonium sulfate.

Trade Receivables and Allowance for Doubtful Accounts – Trade accounts receivables are recorded at the invoiced amount as a result of transactions with customers. AdvanSix maintains allowances for doubtful accounts for estimated losses as a result of customer’s inability to make required payments. AdvanSix estimates anticipated losses from doubtful accounts based on days past due, as measured from the contractual due date, historical collection history and incorporates changes in economic conditions that may not be reflected in historical trends for example, customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, success of outside collection agencies activity, solvency of customer and any bankruptcy proceedings.

Research and Development – AdvanSix conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications consisting primarily of labor costs and depreciation and maintenance costs. R&D costs are charged to expense as incurred. Such costs are included in costs of goods sold and were $13,762, $12,807, and $13,003 for the years ended December 31, 2016, 2015, and 2014, respectively.

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in Note 15 Stock-Based Compensation Plans, are non-qualified stock options, performance share units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

Pension Benefits – We have a defined benefit plan covering certain employees primarily in the U.S. The benefits are accrued over the employees’ service periods. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of net periodic pension income or expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur but rather systematically over subsequent periods when net actuarial gains or losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation.

Foreign Currency Translation – Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) in our Consolidated and Combined Balance Sheets.

Income Taxes – We account for income taxes pursuant to the asset and liability method which requires us to recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

We adopted the provisions of Accounting Standards Codification Topic 740 (“ASC 740”) related to the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements. ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2016 and 2015. As of December 31, 2016 and December 31, 2015, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

Prior to the Spin-Off, income taxes as presented are calculated on a separate tax return basis modified to apply the benefits-for-loss approach and may not be reflective of the results that would have occurred if tax returns were filed on a stand-alone basis. In applying the benefits-for-loss methodology, the tax provision was computed as if the Business filed tax returns on a separate tax return basis independent of other Honeywell businesses with an adjustment to reflect a tax benefit for losses generated by the Business but utilized by other Honeywell businesses in a combined tax filing. Given that the taxpaying entities in which the Business operates were retained by Honeywell subsequent to the Spin-Off transaction, all tax payables and attributes, such as tax credit and tax loss carryforwards, associated with these entities was also retained by Honeywell whether or not such attribute was generated in whole or in part by the Business. As a result, the taxes payable and attributes that relate to the Business’s operations were recorded and settled through intercompany accounts with Honeywell since they are attributable to the taxable entity to be retained by Honeywell. Accordingly, a tax attribute, such a tax loss, generated by the Business but utilized by Honeywell, reduced the intercompany payable to Honeywell and be recorded as a current tax benefit in the calculation of the tax provision.

We believe applying the separate tax return method modified to apply the benefits-for-loss approach was more appropriate than carrying the tax attribute forward since the attribute no longer exists, nor was the attribute included in the assets and liabilities of the Business subsequent to the Spin-Off transaction. Furthermore, the amount of the attributes that were generated by the Business but utilized by Honeywell were not material to the overall financial statements.

Earnings Per Share – Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s Common Stock were distributed to Honeywell stockholders of record as of September 16, 2016 who held their shares through the Distribution Date. Basic and diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 30,482,966 shares. For 2016, the distributed shares were treated as issued and outstanding from January 1, 2016 for purposes of calculating historical basic earnings per share.

Use of Estimates – The preparation of the Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated and Combined Financial Statements and related disclosures in the accompanying Notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the Consolidated and Combined Financial Statements in the period they are determined to be necessary.

Recent Accounting Pronouncements – We consider the applicability and impact of all recent accounting standards updates (“ASU’s”). ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Consolidated and Combined Financial Statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance that simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The amendments eliminate the requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount (i.e., Step 2 of today’s goodwill impairment test). The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are evaluating the impact of the amended guidance on our Consolidated and Combined Financial Statements and related disclosures.

In August 2016, the FASB issued amended guidance clarifying how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses eight specific cash flow issues, including debt prepayment or extinguishment costs, and clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The amended guidance will be effective for interim and annual periods beginning after December 15, 2017; entities will be required to apply the guidance retrospectively and provide the relevant disclosures in ASC 250, in the first interim and annual periods in which they adopt the guidance. If it is impracticable to apply the amendments retrospectively for an issue, the amendments related to that issue would be applied prospectively. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. We are evaluating the impact of the amended guidance on our Consolidated and Combined Financial Statements and related disclosures.

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The guidance requires all income tax effects of awards to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. We are evaluating the impact of the amended guidance on our Consolidated and Combined Financial Statements and related disclosures.

In February 2016, the FASB issued a new standard on accounting for leases which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). The new standard should be applied under a modified retrospective approach. We are evaluating the impact of the new standard on our Consolidated and Combined Financial Statements and related disclosures.

In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes by permitting classification of all deferred tax assets and liabilities as noncurrent on the Consolidated and Combined Balance Sheets. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Business elected to early adopt the guidance on a prospective basis effective with the Consolidated and Combined Balance Sheets as of December 31, 2015. This is a change from the Business’s historical presentation whereby certain deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Adoption of the guidance resulted in a reclassification of $8,470 from current assets to noncurrent assets within the Consolidated and Combined Balance Sheets as of December 31, 2015.

In May 2014 and in subsequent related updates and amendments, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not made a decision on the method of adoption. The analysis identifying areas that will be impacted by the new guidance and their potential impacts to the consolidated financial statements and related disclosures is currently underway. While data is still being accumulated, our initial indication is that revenue from Nylon 6 and our other products sold as part of the Nylon 6 manufacturing process are expected to remain substantially unchanged from our current revenue recognition model. A final determination cannot be made until we complete our analysis.

Note 3. Related Party Transactions with Honeywell

The Consolidated and Combined Financial Statements have been prepared on a stand-alone basis and are derived from the Consolidated and Combined Financial Statements and accounting records of Honeywell.

Prior to consummation of the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services were allocated to the Business on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues, headcount or other relevant measures. When not specifically identifiable, legal and accounting costs were allocated on the basis of revenues, information technology and human resources were allocated on the basis of headcount and other infrastructure support was allocated on the basis of revenue.

During the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, AdvanSix was allocated $31,877, $49,292 and $57,171, respectively, of general corporate expenses incurred by Honeywell for certain services, such as legal, accounting, information technology, human resources, other infrastructure support and shared facilities, on behalf of the Business. These expenses have been reflected within Costs of goods sold and Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations.

Sales to Honeywell during the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014 were $5,955, $9,071 and $8,585, respectively. Of these sales, during the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, $5,682, $7,736 and $8,362, respectively, were sold to Honeywell at zero margin. Costs of goods sold to Honeywell during the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014 were $5,842, $288 and $378, respectively.

Purchases from Honeywell during the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014 were $3,299, $4,694 and $5,140, respectively. The total net effect of the settlement of these intercompany transactions, prior to the Spin-off, is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as Invested equity.

While we were owned by Honeywell, a centralized approach to cash management and financing of operations was used. Prior to consummation of the Spin-Off, the Business’s cash was transferred to Honeywell daily and Honeywell funded the Business’s operating and investing activities as needed. Net transfers to and from Honeywell are included within Invested equity on the Consolidated and Combined Balance Sheets. The components of the net transfers to and from Honeywell as of December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014

Cash pooling and general financing activities	$(73,534)	$(84,312)	$(187,975)
Distribution to Honeywell in connection with the Spin-Off	(269,347)	–	–
Net contribution of assets and liabilities upon Spin-Off	(22,938)	–	–
Sales to Honeywell	(5,955)	(9,071)	(8,585)
Purchases from Honeywell	3,299	4,694	5,140
Corporate allocations	31,877	49,292	57,171
Income tax expense	36,712	36,461	48,189
Net decrease in invested equity	$(299,886)	$(2,936)	$(86,060)

Note 4. Income Taxes

	2016	2015	2014
Income (loss) before taxes
U.S	$55,189	$103,115	$132,852
Non-U.S	(1,414)	(2,878)	(805)
	$53,775	$100,237	$132,047

Income taxes

Income tax expense (benefit) consists of:

	Years Ended December 31,
	2016	2015	2014
Current Provision:
Federal	$6,875	$23,023	$26,502
State	1,290	4,241	4,875
Non-U.S	(71)	(716)	(146)
	$8,094	$26,548	$31,231
Deferred Provision:
Federal	$10,908	$8,372	$14,333
State	638	1,527	2,614
Non-U.S	(12)	14	11
	11,534	9,913	16,958
	$19,628	$36,461	$48,189
51

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2016	2015	2014

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes	2.3%	3.7%	3.7%
Manufacturing incentives	(1.8)%	(2.6)%	(2.3)%
Tax rate differential on non-U.S. earnings	0.8%	0.3%	0.1%
Other, net	0.2%	–	–
	36.5%	36.4%	36.5%

The Company’s effective income tax rates for 2016, 2015 and 2014 were higher than the U.S. Federal statutory rate of 35.0% primarily due to state taxes and, to a lesser extent, losses incurred in foreign jurisdictions with lower than the U.S. federal statutory rate, partially offset by the federal tax credit for research activities and the U.S. manufacturing incentive credits.

For 2016, 2015 and 2014, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense related to unrecognized income tax benefits in the income tax provision.

Deferred tax assets (liabilities)

The tax effects of temporary differences which give rise to future income tax benefits and expenses are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net Operating Loss	$12,560	$–
Accruals and Reserves	6,772	5,673
Inventory	215	4,520
Pension Obligation	13,086	–
Other	141	184
Total gross deferred tax assets	32,774	10,377
Less: Valuation Allowance	–	–
Total deferred tax assets	$32,774	$10,377

Deferred tax liabilities:
Property, plant & equipment	$(145,712)	$(123,574)
Intangibles	(1,262)	(1,713)
Total deferred tax liabilities	(146,974)	(125,287)

Net deferred taxes	$(114,200)	$(114,910)

The net deferred taxes are primarily related to U.S. operations. As of December 31, 2016, we recognized a federal net operating loss (“NOL”) carryforward of $32,392, which is expected to expire in 2036, and a foreign NOL carryforward of $213 which is not subject to expiration. We also have state NOL carryforwards in multiple jurisdictions, including most materially in Virginia, $14,248. The most significant state NOL carryforwards are expected to expire in 2036. There were no material tax loss or tax credit carryforwards at December 31, 2015. We believe that the federal, foreign and state NOL carryforwards and other deferred tax assets are more likely than not to be realized and we have not recorded a valuation allowance against the deferred tax assets.

As of December 31, 2016, there are no undistributed earnings of the Business’ non-U.S. subsidiary and, as such, we have not provided a deferred tax liability for undistributed earnings.

Note 5. Accounts and Other Receivables – Net

	December 31,
	2016	2015

Accounts receivables	$119,475	$129,402
Other	15,407	1,018
	134,882	130,420
Less – allowance for doubtful accounts	(3,211)	(2,875)
Total accounts and other receivables – net	$131,671	$127,545

The roll-forward of allowance for doubtful accounts are summarized in the table below:

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Year ended December 31, 2016	$2,875	$334	$74	$(72)	$3,211
Year ended December 31, 2015	484	2,477	–	(86)	2,875
Year ended December 31, 2014	978	3	(79)	(418)	484

Note 6. Inventories

	December 31,
	2016	2015

Raw materials	$68,900	$75,666
Work in progress	47,759	56,025
Finished goods	19,069	35,508
Spares and other	23,129	21,528
	158,857	188,727
Reduction to LIFO cost basis	(29,879)	(38,496)
Total inventories	$128,978	$150,231

Note 7. Property, Plant, Equipment – Net

	December 31,
	2016	2015

Land and improvements	$6,396	$6,599
Machinery and equipment	1,116,758	1,102,087
Buildings and improvements	155,749	152,765
Construction in progress	67,829	74,544
	1,346,732	1,335,995
Less – accumulated depreciation	(771,357)	(808,453)
Total property, plant, equipment – net	$575,375	$527,542

Capitalized interest was $2,725, $2,870 and $2,846 for the years ended December 31, 2016, 2015 and 2014, respectively.

Depreciation expense was $39,304, $35,703 and $33,065 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 8. Lease Commitments

The Business has entered into agreements to lease land, buildings and equipment. The operating leases have initial terms of up to 20 years with some containing renewal options subject to customary conditions.

Future minimum lease payments under operating leases having an initial or remaining non-cancellable lease terms in excess of one year are as follows:

December 31,

2017	$43,748
2018	31,171
2019	19,734
2020	11,148
2021	10,532
Thereafter	44,644
Total	$160,977

Rent expense was $19,357, $15,984 and $14,625 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 9. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2016 consisted of the following:

Total term loan outstanding	$264,838
Amounts outstanding under the Revolving Credit Facility	–
Total outstanding indebtedness	264,838
Less: amounts due within one year	–
Total long term debt due after one year	$264,838

At December 31, 2016, the Company assessed the amount recorded under the Term Loan (defined below) and the Revolving Credit Facility (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

The Term Loan is presented net of deferred costs of issuance, which are amortized using the effective interest method over the term of the Term Loan. Gross deferred issuance costs at the inception of the Term Loan were $1,881 and, as of December 31, 2016, there were $1,787 of unamortized deferred issuance costs netted against the Term-Loan.

Scheduled principal repayments under the Term Loan subsequent to December 31, 2016 are as follows:

2017	$–
2018	16,875
2019	27,000
2020	27,000
Thereafter	195,750
Total	$266,625

Credit Agreement

On September 30, 2016, in connection with the consummation of the Spin-Off, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the “Credit Agreement”). The Credit Agreement consists of a $270.0 million term loan (the “Term Loan”) and a $155.0 million revolving loan facility (the “Revolving Credit Facility”). The Revolving Credit Facility includes a $25.0 million letter-of-credit sub-facility and a $20.0 million Swing-Line Loan sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2016, the Company has issued $2.1 million of letters of credit, against which no funds have been drawn, and has no outstanding borrowings against the Swing-Line Loan. The unutilized portion of the Revolving Credit Facility is subject to an annual commitment fee of 0.25% to 0.40% depending on the Company’s consolidated leverage ratio. The Term Loan and the Revolving Credit Facility both have a scheduled maturity date of September 30, 2021. The interest rates on borrowings under the facilities are based on, at the option of the Company, either: (a) the London Interbank Offered Rate (“LIBOR”), plus a margin of 2.25% to 3.00% depending on the Company’s consolidated leverage ratio, or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) Bank of America’s “prime rate”, and (iii) LIBOR plus 1.0%, plus a margin of 1.25% to 2.00% depending on the Company’s consolidated leverage ratio.

The proceeds of the Term Loan, net of adjustments for certain working capital and other items, were used to fund a cash distribution to Honeywell in connection with the Spin-Off. Amounts available under the Revolving Credit Facility may be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Credit Agreement.

The Company incurred approximately $1.9 million in debt issuance costs related to the Term Loan and $1.0 million in costs related to the Revolving Credit Facility. The debt issuance costs associated with the Term Loan were recorded as a reduction of the principal balance of the debt, and the Revolving Credit Facility costs were capitalized in Other assets. All issuance costs are being amortized through interest expense for the duration of each respective debt facility. The accretion in interest expense during the year ended December 31, 2016 was $148.

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

Note 10. Postretirement Benefit Obligations

Prior to the Spin-Off certain of our employees participated in a defined benefit pension plan (the “Shared Plan”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. We accounted for our participation in the Shared Plan as a multiemployer benefit plan. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plan. The related pension expense was allocated based on annual service cost of active participants and reported within Costs of goods sold and Selling, general and administrative expenses in the Combined Statements of Operations. The pension expense related to our participation in the Shared Plan for the nine months ended September 30, 2016 and years ended December 31, 2015, 2014 was $5,151, $10,215 and $9,249, respectively.

As of the date of separation from Honeywell, these employees’ entitlement to benefits in Honeywell’s plans was frozen and they will accrue no further benefits in Honeywell’s plans. Honeywell retained the liability for benefits payable to eligible employees, which are based on age, years of service and average pay upon retirement.

Upon consummation of the Spin-Off, AdvanSix employees who were participants in a Honeywell defined benefit pension plan became participants in the AdvanSix defined benefit pension plan (“AdvanSix Retirement Earnings Plan”). The AdvanSix Retirement Earnings Plan has the same benefit formula as the Honeywell defined benefit pension plan. Moreover, vesting service, benefit accrual service and compensation credited under the Honeywell defined benefit pension plan apply to the determination of pension benefits under the AdvanSix Retirement Earnings Plan. Benefits earned under the AdvanSix Retirement Earnings Plan shall be reduced by the value of benefits accrued under the Honeywell plans.

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with the AdvanSix Retirement Earnings Plan.

Change in benefit obligation:
Benefit obligation at October 1, 2016 (Spin-Off)	$34,935
Service Cost	1,796
Interest Cost	315
Actuarial (gains) losses	(3,159)
Benefit obligation at December 31, 2016	$33,887

Change in plan assets:
Fair value of plan assets at October 1, 2016 (Spin-Off)	$–
Company contributions	–
Fair value of plan assets at end of year	–
Funded status of plans	$(33,887)

Amounts recognized in Balance Sheet consists of:
Accrued pension liabilities-current (1)	$(343)
Accrued pension liabilities-noncurrent (2)	(33,544)
Net amount recognized	$(33,887)

(1)	Included in accrued liabilities on Balance Sheet

(2)	Included in postretirement benefit obligations on Balance Sheet

Amounts recognized in accumulated other comprehensive income (loss) associated with our pension plan at December 31, 2016 are as follows:

Transition obligation	$–
Prior service (credit) cost	–
Net actuarial gain	(3,159)
Net amount recognized	$(3,159)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for our pension plan include the following components:

	Years ended December 31,
	2016	2015	2014

Service cost	$1,796	$–	$–
Interest cost	315	–	–
Expected return on plan assets	–	–	–
Recognition of actuarial losses	–	–	–
Net periodic benefit cost	$2,111	$–	$–

Other Changes in Benefits Obligations Recognized in Other Comprehensive Income (loss)
Actuarial gains	(3,159)	–	–
Total recognized in other comprehensive income	$(3,159)	$–	$–

Total recognized in net periodic benefit cost and other comprehensive income	$(1,048)	$–	$–
56

The estimated actuarial gain that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2017 is expected to be nil.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our pension plan were as follows:

2016
Actuarial assumptions used to determine benefit obligations as of December 31,:
Discount rate	4.48%
Expected annual rate of compensation increase	2.75%
Actuarial assumptions used to determine the net periodic benefit cost for the year ended December 31,:
Discount rate	3.93%
Expected annual rate of compensation increase	3.75%

The discount rate for our pension plan reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31, 2016. To determine discount rates for our pension plan, we use a modeling process that involves matching the expected cash outflows of our benefit plan to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.

The accumulated benefit obligation for our pension plan was $31.2 million as of December 31, 2016.

No assets had been contributed to the Plan prior to December 31, 2016.

Our general funding policy for our pension plan is to contribute amounts at least sufficient to satisfy regulatory funding standards. We plan to make estimated payments through such time as the plan is fully funded. During January 2017, the Company made a contribution to the AdvanSix Retirement Earnings Plan of $2.2 million. The Company plans to make additional contributions of approximately $20 million during 2017 sufficient to satisfy pension funding requirements as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid during the following years:

2017	$343
2018	879
2019	1,481
2020	2,106
2021	2,778
2022–2026	24,379

Note 11. Financial Instruments and Fair Value Measures

Credit and Market Risk – Financial instruments, including derivatives, expose the Company to counterparty credit risk for non-performance and to market risk related to changes in commodity prices. The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company’s counterparties in derivative transactions are substantial investment and commercial banks with significant experience using such derivative instruments. The Company monitors the impact of market risk on the fair value and cash flows of its derivative and other financial instruments considering reasonably possible changes in exchange rates and restricts the use of derivative financial instruments to hedging activities.

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of Company. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company has one major customer that accounts for approximately 16% of the trade accounts receivable – net balance.

Commodity Price Risk Management – The Company exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of natural gas. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2016 and 2015, we had contracts with notional amounts of $0 and $18,726, respectively, related to natural gas forward commodity agreements.

Fair Value of Financial Instruments – The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

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

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Liabilities:
Forward commodity contracts	$–	$3,628

The forward commodity contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2 of the fair value hierarchy.

The carrying value of accounts receivables and payables contained in the Consolidated and Combined Balance Sheets approximates fair value.

Note 12. Commitments and Contingencies

Litigation:

The Company is subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of the Company or other third parties in the normal and ordinary course of business, including matters relating to commercial transactions. A liability is recognized for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on an analysis of each matter with the assistance of legal counsel and, if applicable, other experts.

Given the uncertainty inherent in such lawsuits, investigations and disputes, the Company does not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters. Considering the Company’s past experience and existing accruals, the Business does not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on the Company’s Consolidated and Combined Balance Sheets, results of operations or cash flows. Potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company’s consolidated and combined results of operations, balance sheet and/or operating cash flows in the periods recognized or paid.

Unconditional Purchase Obligations:

In the normal course of business, the Company makes commitments to purchase goods with various vendors in the normal course of business which are consistent with our expected requirements and primarily relate to cumene, oleum, sulfur and natural gas as well as a long term agreement for loading, unloading and the handling of a portion of our ammonium sulfate export volumes.

Future minimum payments for these unconditional purchase obligations as of December 31, 2016 are as follows (dollars in thousands):

Year	Amount

2017	$67,154
2018	26,854
2019	26,957
2020	27,006
2021	26,920
Thereafter	12,649
$187,540

Note 13. Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Postretirement Benefit Obligations Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Income (loss)

Balance at December 31, 2013	$(3,479)	$–	$(119)	$(3,598)
Other comprehensive income (loss)	(283)	–	(1,333)	(1,616)
Amounts reclassified from accumulated other comprehensive income (loss)	–	–	–	–
Income tax expense	–	–	–	–
Current period change	(283)	–	(1,333)	(1,616)
Balance at December 31, 2014	(3,762)	–	(1,452)	(5,214)
Other comprehensive income (loss)	(1,390)	–	2,865	1,475
Amounts reclassified from accumulated other comprehensive income (loss)	–	–	–	–
Income tax expense	–	–	–	–
Current period change	(1,390)	–	2,865	1,475
Balance at December 31, 2015	(5,152)	–	1,413	(3,739)
Other comprehensive income (loss)	154	1,963	(1,413)	704
Amounts reclassified from accumulated other comprehensive income (loss)	–	–	–	–
Income tax expense	–	–	–	–
Current period change	154	1,963	(1,413)	704
Balance at December 31, 2016	$(4,998)	$1,963	$–	$(3,035)

Note 14. Earnings Per Share

On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s Common Stock were distributed to Honeywell stockholders of record as of September 16, 2016 who held their shares through the Distribution Date. Basic and Diluted EPS for all periods prior to the Spin-off reflect the number of distributed shares, or 30,482,966 shares. For the 2016 year to date calculations, these shares are treated as issued and outstanding from January 1, 2016 for purposes of calculating historical basic earnings per share.

The details of the earnings per share calculations for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014
Basic
Net Income	$34,147	$63,776	$83,858

Weighted average common shares outstanding	30,482,966	30,482,966	30,482,966

EPS – Basic	$1.12	$2.09	$2.75

	Years Ended December 31,
	2016	2015	2014
Diluted
Net Income	$34,147	$63,776	$83,858

Weighted average common shares outstanding – Basic	30,482,966	30,482,966	30,482,966
Dilutive effect of unvested RSUs	20,621	–	–
Weighted average common shares outstanding – Diluted	30,503,587	30,482,966	30,482,966

EPS – Diluted	$1.12	$2.09	$2.75

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

Note 15. Stock-Based Compensation Plans

On September 8, 2016, our Board adopted, and Honeywell, as our sole stockholder, approved, the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates (the “Equity Plan”). The Equity Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards, and non-share-based awards. The maximum aggregate number of shares of our common stock that may be issued under all stock-based awards granted under the Equity Plan is 3,350,000. Of those shares, only 1,750,000 may be subject, on a one-for-one basis, to awards granted under the Equity Plan that are not stock options or stock appreciation rights (“full-value awards”). After the number of shares subject to full-value awards exceed such limit, each share subject to future full-value awards would reduce the number of shares available for grant under the Equity Plan by four shares, with the exception of awards to non-employee directors, which shall not count towards such limit and shares related to such awards shall always be counted on a one-for-one basis.

Under the terms of the Equity Plan, there were 2,441,460 shares of AdvanSix common stock available for future grants of full value awards, of which 841,460 were available for awards other than full-value awards on a one-for-one basis, at December 31, 2016.

Restricted Stock Units – Restricted stock unit (“RSU”) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and directors at fair market value at the date of grant as compensation. RSUs typically become fully vested over periods ranging from 1.5 to 3 years and are payable in AdvanSix common stock upon vesting.

Since the Spin-Off on October 1, 2016, we have granted the following awards:

•	783,159 RSUs were granted to officers of AdvanSix with three year vesting periods in accordance with the Equity Plan

•	Honeywell RSU awards held by certain of our key employees who would otherwise forfeit prior Honeywell awards as a result of the Spin-Off were issued replacement grants in the amount of 88,817 shares of our RSUs with substantially the same vesting schedule as the forfeited awards. Compensation expense for these awards will continue to be recognized ratably over the remaining term of the unvested awards, which ranged from 1.25 to 3.25 years as of the date of the Spin-Off
60

•	36,564 RSUs were granted to members of our Board of Directors for annual director compensation with three year vesting periods in accordance with the Equity Plan

The following table summarizes information about RSU activity related to our Equity Plan:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share

Non-vested at October 1, 2016	–	$–
Granted	908,540	16.41
Vested	–	–
Forfeited	–	–
Non-vested at December 31, 2016	908,540	$16.41

As of December 31, 2016, there was approximately $13.6 million of total unrecognized compensation cost related to non-vested RSUs granted under our Equity Plan, which is expected to be recognized over a weighted-average period of 2.65 years.

The following table summarizes information about income statement impact from RSUs for the year ended December 31, 2016:

Compensation expense	$1,327
Future income tax benefit recognized	513

Certain share-based compensation expense relates to stock options and restricted stock units awarded to key employees of the Business as part of Honeywell’s incentive compensation plans prior to the Spin-off. Such share-based compensation expense was $538, $562 and $469 for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, respectively.

Note 16. Geographic Areas and Major Customers – Financial Data

	Net Sales			Long-lived Assets(1)
Years Ended December 31,	2016	2015	2014	2016	2015	2014

United States	$975	$936	$1,249	$575	$527	$468
International	217	372	511	–	1	1
Total	$1,192	$1,308	$1,760	$575	$528	$469

(1)	Long-lived assets are comprised of property, plant and equipment – net.

Our largest customer is Shaw Industries Group Inc. (“Shaw”), one of the world’s largest consumers of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term contract. In 2016, 2015 and 2014, our sales to Shaw were 17%, 16% and 19%, respectively, of our total sales. We typically sell to our other customers under short-term contracts with one- to two-year terms or by purchase orders. International sales for the years ended December 31, 2016, 2015 and 2014 include export sales of $216.4 million, $350.3 million and $480.4 million, respectively.

Note 17. Unaudited Quarterly Financial Information

The following tables show selected unaudited quarterly results of operations for 2016 and 2015. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

61

	2016
	March 31	June 30	September 30	December 31	Year Ended December 31,

Net Sales	$299,830	$308,418	$323,953	$259,323	$1,191,524
Gross Profit	54,271	34,598	38,862	(20,101)	107,630
Net Income (Loss)	27,393	15,008	16,460	(24,714)	34,147
Earnings (loss) per share – basic(a)	0.90	0.49	0.54	(0.81)	1.12
Earnings (loss) per share – diluted(a)	0.90	0.49	0.54	(0.81)	1.12

	2015
	March 31	June 30	September 30	December 31	Year Ended December 31,

Net Sales	$310,229	$367,441	$335,874	$315,865	$1,329,409
Gross Profit	15,546	51,914	45,889	36,409	149,758
Net Income	3,062	24,965	20,411	15,338	63,776
Earnings per share – basic(a)	0.10	0.82	0.67	0.50	2.09
Earnings per share – diluted(a)	0.10	0.82	0.67	0.50	2.09

(a)	On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s Common Stock were distributed to Honeywell stockholders of record as of September 16, 2016. Basic and Diluted EPS for all periods prior to the Spin-off reflect the number of distributed shares, or 30,482,966 shares.
62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AdvanSix Inc.:

In our opinion, the accompanying consolidated and combined balance sheets and the related consolidated and combined statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of AdvanSix Inc. as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 6, 2017

63

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2016, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, management continued its planning and preparation for a series of changes to our information technology environment, which includes our financial reporting systems, to support our financial reporting requirements and internal control over financial reporting. Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On March 1, 2017, the Company and Shaw Industries Group, Inc. entered into a Fifth Amendment and a Sixth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement, dated as of April 1, 2013, as previously amended by the First Amendment dated as of July 18, 2013, the Second Amendment dated as of November 15, 2013, the Third Amendment dated as of December 12, 2014, and the Fourth Amendment dated as of January 13, 2016. The Fifth Amendment and the Sixth Amendment each provide for adjusted pricing and volume terms. The foregoing description is qualified in its entirety by reference to the full terms of each of the Fifth Amendment and Sixth Amendment, which the Company is filing as Exhibits 10.21 and 10.22, respectively, to this Form 10-K, with certain portions omitted and filed separately with the SEC pursuant to a request for confidential treatment.

64

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement involving the election of the Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of AdvanSix appears in Part I of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant.

The members of the Audit Committee of our Board of Directors are: Paul E. Huck (Chair), Todd D. Karran and Daniel F. Sansone. The Board has determined that Mr. Huck has been designated as the audit committee financial expert as defined by applicable SEC rules and that Mr. Huck, Mr. Karran, and Mr. Sansone satisfy the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.

AdvanSix’s corporate governance policies and procedures, including the Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are available, free of charge, on our website under the heading Investor Relations (see Corporate Governance), or by writing to AdvanSix Inc., 300 Kimball Drive Suite 101, Parsippany, New Jersey 07054, c/o Corporate Secretary. AdvanSix’s Code of Business Conduct applies to all AdvanSix directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of AdvanSix’s directors or executive officers will be published on our website within five business days of such amendment or waiver.

Item 11. Executive Compensation

Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item12, will be contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

65

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Item 16. Form 10-K Summary

The Company has elected not to include a Form 10-K summary under this Item 16.

66

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: March 6, 2017	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erin N. Kane, Michael Preston, and John M. Quitmeyer, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Erin N. Kane Erin N. Kane Chief Executive Officer and Director (Principal Executive Officer)	/s/ Michael L. Marberry Michael L. Marberry Independent Chairman of the Board
/s/ Paul E. Huck Paul E. Huck Director	/s/ Darrell K. Hughes Darrell K. Hughes Director
/s/ Todd D. Karran Todd D. Karran Director	/s/ Daniel F. Sansone Daniel F. Sansone Director
/s/ Sharon S. Spurlin Sharon S. Spurlin Director
/s/ Michael Preston Michael Preston Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Christopher Gramm Christopher Gramm Vice President and Controller (Principal Accounting Officer)
March 6, 2017
67

EXHIBIT INDEX

Exhibit No.	Description

2.1	Separation and Distribution Agreement, dated as of September 22, 2016, between Honeywell International Inc. and AdvanSix Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 28, 2016).

3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

10.1	Transition Services Agreement, dated as of September 28, 2016, between Honeywell International Inc. and AdvanSix Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2016).

10.2	Tax Matters Agreement, dated as of September 22, 2016, between Honeywell International Inc. and AdvanSix Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2016).

10.3	Employee Matters Agreement, dated as of September 22, 2016, between Honeywell International Inc. and AdvanSix Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2016).

10.4	Chesterfield Site Sharing and Services Agreement, dated as of October 1, 2016, between Honeywell International Inc. and AdvanSix Resins & Chemicals LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

10.5	Colonial Heights Site Sharing and Services Agreement, dated as of October 1, 2016, between Honeywell International Inc. and AdvanSix Resins & Chemicals LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

10.6	Pottsville Site Sharing and Services Agreement, dated as of October 1, 2016, between Honeywell International Inc. and AdvanSix Resins & Chemicals LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

10.7	Credit Agreement, dated as of September 30, 2016, among AdvanSix Inc., each lender from time to time party thereto, each swing line lender party thereto, each L/C issuer party thereto and Bank of America, N.A. as the administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

10.8	Offer of Employment Letter between Honeywell International Inc. and Erin N. Kane, dated April 19, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †

10.9	Offer of Employment Letter between Honeywell International Inc. and Michael Preston, dated May 13, 2016 (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †

10.10	Offer of Employment Letter between Honeywell International Inc. and John M. Quitmeyer, dated May 25, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †
68

Exhibit No.	Description

10.11	Offer of Employment Letter between Honeywell International Inc. and Jonathan Bellamy, dated May 16, 2016 (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †

10.12	Offer Letter between AdvanSix Inc. and Christopher Gramm, dated as of August 19, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.13	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.14	Form of Restricted Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.15	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.16	Amended and Restated Caprolactam and Polymer Supply Agreement dated as of April 1, 2013, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.17	First Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of July 18, 2013, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.18	Second Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of November 15, 2013, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.19	Third Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of December 12, 2014, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.20	Fourth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of January 13, 2016, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.21	Fifth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc.*

10.22	Sixth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc.*

21.1	List of subsidiaries of AdvanSix Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on August 31, 2016 and effective as of September 8, 2016).

23.1	Consent of PricewaterhouseCoopers.
69

Exhibit No.	Description

24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the SEC nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the SEC nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

99.1	Information Statement of AdvanSix Inc. (incorporated by reference to Exhibit 99.1 to Amendment No. 5 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on September 7, 2016 and effective as of September 8, 2016).

99.2	Pertinent pages from Honeywell International Inc.’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.2 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on May 12, 2016).

99.3	Pertinent pages from the Annual Report of Honeywell International Inc. on Form 10-K for the fiscal year ended December 31, 2015, filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.3 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on May 12, 2016).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted for certain information contained in Exhibits 10.16, 10.17, 10.18, 10.19, and 10.20, and the omitted portions have been filed separately with the SEC. Portions of Exhibit 10.21 and 10.22 have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the SEC.
70