Form 10-Q
period 2017-03-31
AdvanSix Inc.
filed 2017-05-11
CIK 1673985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 1-37774

AdvanSix Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-2525089
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Kimball Drive, Suite 101, Parsippany, New Jersey	07054
(Address of Principal Executive Offices)	(Zip Code)

(973) 526-1800

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The Registrant had 30,482,966 shares of common stock, $0.01 par value, outstanding at May 01, 2017.

ADVANSIX INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016

Sales	$376,704	$299,830
Costs, expenses and other:
Costs of goods sold	314,117	245,559
Selling, general and administrative expenses	16,806	11,378
Other non-operating, net	1,540	(658)
	332,463	256,279

Income before taxes	44,241	43,551
Income taxes	16,948	16,157
Net income	$27,293	$27,394

Earnings per common share
Basic	$0.90	$0.90
Diluted	$0.88	$0.90
Weighted average common shares outstanding
Basic	30,482,966	30,482,966
Diluted	30,894,254	30,482,966

See accompanying notes to condensed consolidated and combined financial statements.

3

ADVANSIX INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$27,293	$27,394

Foreign exchange translation adjustment	(1)	7
Commodity hedges	—	(65)
Other comprehensive income (loss), net of tax	(1)	(58)
Comprehensive income	$27,292	$27,336

See accompanying notes to condensed consolidated and combined financial statements.

ADVANSIX INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,028	$14,199
Accounts and other receivables – net	167,965	131,671
Inventories – net	112,037	128,978
Other current assets	5,675	7,690
Total current assets	297,705	282,538

Property, plant, equipment – net	584,714	575,375
Goodwill	15,005	15,005
Other assets	30,602	32,039
Total assets	$928,026	$904,957

LIABILITIES
Current liabilities:
Accounts payable	$208,416	$222,929
Accrued liabilities	22,573	25,396
Income taxes payable	5,238	86
Deferred income and customer advances	19,707	25,567
Current portion of long-term debt	3,375	—
Total current liabilities	259,309	273,978

Deferred income taxes	125,906	114,200
Long-term debt	261,557	264,838
Postretirement benefit obligations	33,603	33,544
Other liabilities	3,313	3,035
Total liabilities	683,688	689,595

COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized and 30,482,966 shares issued and outstanding	305	305
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding	—	—
Additional paid in capital	244,490	242,806
Retained earnings/(accumulated deficit)	2,579	(24,714)
Accumulated other comprehensive income (loss)	(3,036)	(3,035)
Total equity	244,338	215,362
Total liabilities and equity	$928,026	$904,957

See accompanying notes to condensed consolidated and combined financial statements.

ADVANSIX INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$27,293	$27,394
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	11,296	9,788
Loss on disposal of assets	534	415
Deferred income taxes	11,706	10,548
Stock based compensation	1,684	—
Accretion of deferred financing fees	148	—
Changes in assets and liabilities:
Accounts and other receivables	(36,295)	(18,033)
Inventories	16,941	11,988
Accounts payable	(176)	(17,098)
Income taxes payable	5,152	—
Accrued liabilities	(2,823)	(7,088)
Deferred income and customer advances	(5,860)	(5,169)
Other assets and liabilities	1,606	(8,704)
Net cash provided by operating activities	31,206	4,041

Cash flows from investing activities:
Expenditures for property, plant and equipment	(33,214)	(24,626)
Other investing activities	(121)	(203)
Net cash used for investing activities	(33,335)	(24,829)

Cash flows from financing activities:
Borrowings from revolving credit facility	167,500	—
Payments of revolving credit facility	(167,500)	—
Principal payments of capital leases	(42)	—
Net increase in invested equity	—	20,788
Net cash (used for) provided by financing activities	(42)	20,788

Net decrease in cash and cash equivalents	(2,171)	—
Cash and cash equivalents at beginning of period	14,199	—
Cash and cash equivalents at the end of period	$12,028	$—

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,434	$—
Income taxes paid	$—	$—

Non-Cash Financing Activities:
Capital expenditures included in accounts payable	$14,295	$11,526

See accompanying notes to condensed consolidated and combined financial statements.

ADVANSIX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix” or the “Company”) is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce engineered plastics, fibers, filaments and films that, in turn, are used in such end-products as automotive and electronic components, carpets, sports apparel, fishing nets and food and industrial packaging. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced as part of the Nylon 6 resin manufacturing process including caprolactam, ammonium sulfate fertilizers, and other chemical intermediates. Each of these product lines represented the following approximate percentage of our sales:

	Three Months Ended March 31,
	2017	2016
Nylon	29%	28%
Caprolactam	21%	18%
Ammonium Sulfate Fertilizers	18%	25%
Chemical Intermediates	32%	29%

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

Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. The separation was completed pursuant to a Separation and Distribution Agreement and other agreements with Honeywell related to the separation, including an Employee Matters Agreement, a Tax Matters Agreement, and Transition Services Agreement as well as Site Sharing and Services Agreements for Chesterfield, Colonial Heights and Pottsville. These agreements govern the relationship between AdvanSix and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Honeywell to AdvanSix and by AdvanSix to Honeywell.

On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol.

Basis of Presentation

Unless the context otherwise requires, references in these Notes to the Condensed Consolidated and Combined Financial Statements to “we,” “us,” “our,” “AdvanSix” and the “Company” refer to AdvanSix Inc. and its consolidated subsidiaries after giving effect to the Spin-Off. All significant intercompany balances and transactions have been eliminated.

ADVANSIX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

The condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of financial statements have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In preparing these condensed consolidated and combined financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the condensed consolidated and combined financial statements were issued.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

We report our quarterly financial information using a calendar convention; prior to the Spin-Off, the first, second and third quarters were consistently reported as ending on March 31, June 30 and September 30 in the financial statements of Honeywell; subsequent to the Spin-Off we continued following such convention. It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three month reporting periods ending March 31, 2017 and 2016 were April 1, 2017 and April 2, 2016, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at March 31, 2017 and December 31, 2016 aggregated $17.7 and $12.5 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated and Combined Balance Sheets.

2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715), in order to improve the presentation of net periodic pension and postretirement costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update related to income statement activity should be applied retrospectively whereas balance sheet activity should be applied prospectively. For public business entities, the effective date for ASU 2017-07 is annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted within the first interim period. We expect to adopt this guidance effective January 1, 2018 and no impact on the Company is expected upon adoption.

ADVANSIX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The amendment eliminates the requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount (i.e., Step 2 of today’s goodwill impairment test). The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 beginning in January 2017 and there was no impact on the Company upon adoption.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If the threshold is not met, the entity evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. For public business entities, the effective date for ASU 2017-01 is annual periods beginning after December 15, 2017, including interim periods within those periods. The Company elected to early adopt ASU 2017-01 beginning in January 2017 and there was no impact on the Company upon adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies certain aspects of share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance requires an entity to record all excess tax benefits / deficiencies as income tax expense / benefit in the income statement. The new guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. For public business entities, the effective date for ASU 2016-09 is annual periods beginning after December 15, 2016, including interim periods within those periods. The Company adopted this ASU effective January 1, 2017 and has elected to continue to accrue compensation cost for forfeitures based on the number of awards that are expected to vest. There was no impact on the Company upon adoption.

ADVANSIX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). The new standard should be applied under a modified retrospective approach. We are evaluating the impact of the new standard on our Consolidated and Combined Financial Statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. The provisions of ASU 2014-09 will be effective for public business entities for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are continuing to assess the potential impact of this guidance, including the impact on those areas currently subject to industry-specific guidance. As part of our assessment, we are reviewing customer contracts and related transaction support to determine the impact on revenue recognition under the new guidance. Our method of adoption will in part be based on the degree of change identified in our assessment.

3. Related Party Transactions with Honeywell

Prior to consummation of the Spin-Off, the Condensed Consolidated and Combined Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Honeywell.

During the three months ended March 31, 2016, AdvanSix was allocated $10,740 of general corporate expenses incurred by Honeywell for certain services, such as legal, accounting, information technology, human resources, other infrastructure support and shared facilities, on behalf of AdvanSix. These expenses were reflected within Costs of goods sold and Selling, general and administrative expenses in the Condensed Consolidated and Combined Statements of Operations.

Sales to Honeywell during the three months ended March 31, 2016 were $1,540. Of these sales, $1,525 were sold to Honeywell at zero margin. Costs of goods sold to Honeywell during the three months ended March 31, 2016 were $1,537. Purchases from Honeywell during the three months ended March 31, 2016 were $1,192. The total net effect of the settlement of these intercompany transactions was reflected in the Condensed Consolidated and Combined Statements of Cash Flows as a financing activity identified as Invested equity.

ADVANSIX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

While we were owned by Honeywell, a centralized approach was used for cash management and financing of operations. Prior to consummation of the Spin-Off, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed.

Subsequent to the Spin-Off on October 1, 2016, transactions with Honeywell were not considered related party transactions. Accordingly, no related party transactions with Honeywell were recorded for the three months ended March 31, 2017.

4. Earnings Per Share

On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s Common Stock were distributed to Honeywell shareholders of record as of September 16, 2016. This share amount is being utilized for the calculation of basic earnings per share for all periods presented as no Common Stock was outstanding prior to the date of the Spin-Off. In October 2016, the Company issued 908,540 time-based restricted stock units in connection with the Spin-Off with vesting periods ranging from 18 to 42 months. These restricted stock units were not included in the computation of diluted earnings per share for the three months ended March 31, 2016.

The details of the earnings per share calculations for the three months ended March 31, 2017 and 2016 are as follows:

	March 31,
	2017	2016
Basic
Net Income	$27,293	$27,394

Weighted average common shares outstanding	30,482,966	30,482,966

EPS – Basic	$0.90	$0.90

	March 31,
	2017	2016
Diluted
Net Income	$27,293	$27,394

Weighted average common shares outstanding – Basic	30,482,966	30,482,966
Dilutive effect of unvested equity awards	411,288	—
Weighted average common shares outstanding – Diluted	30,894,254	30,482,966

EPS – Diluted	$0.88	$0.90
11

ADVANSIX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

On March 8, 2017, the Company granted equity awards representing 333,719 shares of our common stock under the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates to Company employees consisting of 175,026 stock options, 89,896 performance stock units and 68,797 restricted stock units. All equity awards have a per share strike price or grant date fair value per share, as applicable, of $26.66 with vesting periods ranging from 12 to 36 months.

Stock compensation expense related to all outstanding equity awards is being ratably recognized over the vesting period of each type of equity award with vesting periods ranging from 12 to 42 months based on grant date fair value. Stock compensation expense aggregated $1,684 for the three months ended March 31, 2017.

5. Accounts and Other Receivables - Net

	March 31, 2017	December 31, 2016
Accounts receivables	$164,309	$119,475
Other	4,852	15,407
	169,161	134,882
Less – allowance for doubtful accounts	(1,196)	(3,211)
Total accounts and other receivables – net	$167,965	$131,671

The increase in accounts receivable at March 31, 2017 versus December 31, 2016 is due to significantly higher sales during the first quarter of 2017 versus the fourth quarter of 2016 which was impacted by our plant turnaround activities.

6. Inventories

	March 31, 2017	December 31, 2016
Raw materials	$42,078	$68,900
Work in progress	39,676	47,759
Finished goods	35,212	19,069
Spares and other	23,398	23,129
	140,364	158,857
Reduction to LIFO cost basis	(28,327)	(29,879)
Total inventories	$112,037	$128,978

The decrease in the total amount of inventories at March 31, 2017 compared to December 31, 2016 is due primarily to lower levels of raw materials due to the timing of cumene purchases and the replenishment of finished goods following the plant turnaround activities in the fourth quarter of 2016.

7. Postretirement Benefit Cost

The components of net periodic benefit cost of the Company’s pension plan are as follows:

ADVANSIX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

	Three Months Ended March 31,
	2017	2016
Service costs	$1,908	$—
Interest costs	333	—
Expected return on plan assets	(76)	—
Amortization of actuarial net loss	—	—
Amortization of prior service cost (gain)	—	—
Curtailment gain	—	—
Other (1)	—	1,717
Net periodic benefit cost	$2,165	$1,717

(1)	Prior to the Spin-Off, certain of our employees participated in a defined benefit pension plan (“Shared Plan”) sponsored by Honeywell which included participants of other Honeywell subsidiaries and operations. Pension expense related to participation in the Shared Plan was $1.7 million for the three months ended March 31, 2016.

The Company plans to make contributions during 2017 sufficient to satisfy pension funding requirements of approximately $20 million as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods. The Company made contributions to the AdvanSix Retirement Earnings Plan of $2.2 million in January 2017 and $1.6 million in April 2017.

8. Commitments and Contingencies

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

ADVANSIX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise noted)

Given the uncertainty inherent in such lawsuits, investigations and disputes, the Company does not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters. Considering the Company’s past experience and existing accruals, the Company does not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company’s consolidated results of operations, balance sheet and/or operating cash flows in the periods recognized or paid.

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2017.

9. Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes for the period. The provision for income taxes was $16.9 million and $16.2 million for the three months ended March 31, 2017 and 2016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Consolidated and Combined Financial Statements and the notes thereto contained elsewhere in this Report, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 6, 2017 (the “2016 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those incorporated by reference in Item 1A of Part II of this Report, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “will,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Business Overview

We produce and sell our Nylon 6 resin and caprolactam as commodity products and also produce and sell our Nylon 6 resin as a specialized resin product. The production of these products is capital intensive, requiring ongoing investments in improving plant reliability, expanding production capacity and achieving higher quality. Our results of operations are primarily driven by production volume and the spread between the prices of our products and the costs of the underlying raw materials built into the market-based pricing models for most of our sales. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are ultimately derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the spread are achievable when nylon resin manufacturers, like AdvanSix, are able to formulate and produce specialized nylon resin products. Our specialized Nylon 6 products are typically valued at a higher level than commodity resin products.

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

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, but sales experience quarterly cyclicality based on the timing and length of the growing seasons in North and South America. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

We seek to run our production facilities on a nearly continuous basis for maximum efficiency and several of our intermediate products are key feedstock materials for other products in our integrated manufacturing chain. On average, we schedule two planned outages per year to conduct routine and major maintenance at our facilities, which are referred to as plant turnarounds. While we may experience unplanned interruptions from time to time, we seek to mitigate the risk through regularly scheduled maintenance both for major and minor repairs at all of our production facilities. We also utilize maintenance excellence and mechanical integrity programs and maintain an appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, which are intended to mitigate the extent of any production losses as a result of unplanned downtime. However, unplanned outages may still occur and we may not have enough intermediate chemical inventory at any given time to offset such production losses. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause unplanned downtime as well.

Results of Operations

(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended March 31,
	2017	2016
Sales	$376,704	$299,830
% change compared with prior year period	25.6%

The change in sales compared to the prior year period is attributable to the following:

Three Months Ended March 31, 2017
Volume	3.8%
Price	21.8%
25.6%

Sales increased for the three months ended March 31, 2017 compared to the prior year period by $76.9 million or approximately 26% due primarily to higher sales prices (approximately 22%) and volume increases (approximately 4%) of caprolactam and resins, intermediate chemicals and ammonium sulfate. Sales prices increased due primarily to (i) higher prices of the raw materials used to manufacture our intermediate chemicals, caprolactam and resins impacting formula-based pass-through pricing, particularly benzene and propylene (inputs to cumene which is a key feedstock material for our products), (approximately 19% favorable impact) and (ii) market-based pricing due primarily to increases in prices of caprolactam and resins as well as chemical intermediates offset partially by a decrease in prices of ammonium sulfate (approximately 3% favorable impact).

Costs of Goods Sold

	Three Months Ended March 31,
	2017	2016
Costs of goods sold	$314,117	$245,559
% change compared with prior year period	27.9%

Gross Margin percentage	16.6%	18.1%

Costs of goods sold increased in the three months ended March 31, 2017 compared to the prior year period by $68.6 million or approximately 28% due primarily to (i) higher prices of raw materials, particularly benzene and propylene (inputs to cumene which is a key feedstock material for our products), (approximately 24%) and (ii) a one-time prior year benefit related to the termination of a long-term supply agreement in the three months ended March 31, 2016 (approximately 7% unfavorable) which were partially offset by the net favorable fixed cost absorption impact of higher production volumes on a year-over-year basis (approximately 3%).

Gross margin percentage decreased by approximately 1% in the three months ended March 31, 2017 compared to the prior year period due primarily to the termination of a long-term supply agreement in the first quarter 2016 (approximately 4%) and the net impact of pricing over raw material costs (approximately 1% impact) which were mostly offset by the net favorable fixed cost absorption impact of higher production volumes (approximately 5%).

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative expenses	$16,806	$11,378
Percent of sales	4.5%	3.8%

Selling, general and administrative expenses increased by $5.4 million in the three months ended March 31, 2017 compared to the prior year period due primarily to higher stand-alone costs incurred since the Spin-Off on October 1, 2016 related to workforce and other infrastructure and shared facilities including costs for transition services provided by Honeywell. In the three months ended March 31, 2016, these costs were allocated to the Company from Honeywell on the basis of sales.

Tax Expense

	Three Months Ended March 31,
	2017	2016
Tax expense	$16,948	$16,157
Effective tax rate	38.3%	37.1%

The Company’s effective tax rate for the three months ended March 31, 2017 was higher compared to the U.S. federal statutory rate due primarily to state taxes partially offset by the benefit from the domestic manufacturing credit. The effective tax rate increased for the three months ended March 31, 2017 compared to the same period last year due primarily to a higher effective state income tax provision driven by changes in the mix of state tax jurisdictions.

Net Income

	Three Months Ended March 31,
	2017	2016
Net income	$27,293	$27,394

As a result of the factors described above, net income was $27.3 million for the three months ended March 31, 2017 as compared to $27.4 million in the corresponding prior year period.

Non-GAAP Measures

(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of EBITDA, EBITDA Margin, and EBITDA and EBITDA Margin excluding the prior year one-time benefit. EBITDA is defined as Net Income before Interest, Income Taxes, Depreciation and Amortization. EBITDA Margin is equal to EBITDA divided by Sales. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that are not considered core to the Company’s operations. These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. Non-GAAP financial measures should be read only in conjunction with the comparable GAAP financial measures. The following is a reconciliation between the non-GAAP financial measures of EBITDA, EBITDA Margin, and EBITDA and EBITDA Margin excluding the prior year one-time benefit to their most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2017	2016
Net income	$27,293	$27,394
Interest expense	1,539	—
Income taxes	16,948	16,157
Depreciation and amortization	11,296	9,788
EBITDA (non-GAAP)	57,076	53,339
Prior year one-time benefit (1)	—	15,500
EBITDA excluding prior year one-time benefit	$57,076	$37,839

Sales	$376,704	$299,830

EBITDA Margin (non-GAAP)	15.2%	17.8%

EBITDA Margin excluding prior year one-time benefit (non-GAAP)	15.2%	12.6%

(1)	Prior year one-time benefit reflects the $15.5 million one-time benefit in the first quarter of 2016 related to the termination of a long-term supply agreement.
19

Liquidity and Capital Resources

(Dollars in thousands, unless otherwise noted)

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current annual operating plan, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in our 2016 Form 10-K and incorporated by reference in Item 1A of Part II of this Report. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our operating cash flows are affected by capital requirements and production volume as well as the prices of our raw materials and general economic and industry trends. We monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures, environmental compliance costs, employee benefit obligations, interest payments, debt repayment and strategic acquisitions. We believe that our future cash from operations, together with our access to funds on hand and credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, which are subject to the risk factors previously disclosed in our 2016 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2017.

The Company plans to make contributions during 2017 sufficient to satisfy pension funding requirements of approximately $20 million as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods. The Company made contributions to the AdvanSix Retirement Earnings Plan of $2.2 million in January 2017 and $1.6 million in April 2017.

We expect that our primary cash requirements for the remainder of 2017 will be to fund costs associated ongoing operations including planned plant outages, capital expenditures and defined benefit pension plan contributions.

Credit Agreement

On September 30, 2016, under the Credit Agreement, we incurred indebtedness in the aggregate principal amount of approximately $270 million in the form of a term loan, the net proceeds of which were distributed to Honeywell substantially concurrent with the consummation of the Spin-Off, and we also entered into a $155 million revolving credit facility to fund our working capital and other cash needs. For information regarding our Credit Agreement, refer to “Note 9-Long-term Debt and Credit Agreement” to the Consolidated and Combined Financial Statements in Item 8 of our 2016 Form 10-K. Going forward, cash provided by operating activities will be needed to fund future interest payments in respect of our outstanding indebtedness.

Under the terms of the Credit Agreement, we are subject to restrictive covenants that limit our ability, among other things, to incur additional indebtedness, pay dividends or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain interest coverage and leverage ratios at levels specified in the Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at March 31, 2017. As of March 31, 2017, $153 million of the total credit facility of $425 million is available to be drawn under the Credit Agreement.

During the three month period ended March 31, 2017, we borrowed $167.5 million in the aggregate from our revolving credit facility for our working capital and other cash needs and these borrowings were fully repaid by March 31, 2017.

Cash Flow Summary

	Three Months Ended March 31,
	2017	2016
Cash provided by (used for):
Operating activities	$31,206	$4,041
Investing activities	(33,335)	(24,829)
Financing activities	(42)	20,788
Net decrease in cash and cash equivalents	$(2,171)	$—

Cash provided by operating activities increased by $27.2 million for the three months ended March 31, 2017 versus the same period last year due primarily to a $17.1 million decrease in Accounts payable in the first quarter of 2016 due to timing of payments, a $10.3 million increase in Other assets and liabilities due to our contributions to the Hopewell regional wastewater treatment facility and other factors in the first quarter of 2016, and a $5.2 million increase in Income taxes payable as the Company is now responsible for its own tax liabilities. This was offset partially by higher accounts receivable of $18.3 million due to higher sales in the first quarter of 2017.

Cash used for investing activities increased by $8.5 million for the three months ended March 31, 2017 versus the same period last year due primarily to an increase in cash paid for capital expenditures of $8.6 million.

Cash provided by financing activities decreased by $20.8 million for the three months ended March 31, 2017 versus the same period last year due to a reduction in invested equity resulting from the completion of the Spin-Off from Honeywell. Cash provided by operating activities was sufficient to repay all current period borrowings under the revolving credit facility.

Capital Expenditures

(Dollars in thousands, unless otherwise noted)

Our operations are capital intensive, requiring ongoing investments that have consisted, and are expected to continue to consist, primarily of capital expenditures required to maintain and improve equipment reliability, expand production capacity, further improve mix, yield, throughput, and cost position, and comply with environmental and safety regulations.

The following table summarizes ongoing and expansion capital expenditures:

Three Months Ended March 31, 2017

Capital expenditures in Accounts payable at December 31, 2016	$28,495
Purchases of property, plant and equipment	19,014
Capital expenditures in Accounts payable at March 31, 2017	(14,295)
Cash paid for capital expenditures	$33,214

For the full year 2017, we expect the Company’s total capital expenditures to be approximately $90 million.

Critical Accounting Policies

The preparation of our Condensed Consolidated and Combined Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated and Combined Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2016 Form 10-K. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumption.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than those detailed in our 2016 Form 10-K. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Recent Accounting Pronouncements

See “Note 2 Recent Accounting Pronouncements” to the Condensed Consolidated and Combined Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. We have not used derivative financial instruments in our investment portfolio. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant, but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. Based on current borrowing levels, a 25 basis point fluctuation in interest rates for the first quarter of 2017 would result in an increase or decrease to our interest expense of approximately $0.1 million.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in the Company’s 2016 Form 10-K.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
10.1	Fifth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc.* (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 6, 2017).
10.2	Sixth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc.* (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 6, 2017).
10.3	Form of Restricted Stock Unit Agreement for Officers under the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates †
10.4	Form of Performance Stock Unit Agreement under the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates †
10.5	Form of Stock Option Award Agreement under the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates †
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
24

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer
32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the SEC nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the SEC nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted for certain information contained in Exhibits 10.1 and 10.2, and the omitted portions have been filed separately with the SEC.
25

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: May 11, 2017	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer
26