Form 10-Q
period 2017-06-30
AdvanSix Inc.
filed 2017-08-10
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The Registrant had 30,482,966 shares of common stock, $0.01 par value, outstanding at August 1, 2017.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$361,441	$308,418	$738,145	$608,248
Costs, expenses and other:
Costs of goods sold	299,519	273,820	613,636	519,379
Selling, general and administrative expenses	18,131	10,876	34,937	22,254
Other non-operating, net	2,708	(499)	4,248	(1,157)
	320,358	284,197	652,821	540,476

Income before taxes	41,083	24,221	85,324	67,772
Income taxes	15,317	9,213	32,265	25,370
Net income	$25,766	$15,008	$53,059	$42,402
Earnings per common share
Basic	$0.85	$0.49	$1.74	$1.39
Diluted	$0.83	$0.49	$1.71	$1.39
Weighted average common shares outstanding
Basic	30,482,966	30,482,966	30,482,966	30,482,966
Diluted	30,986,854	30,482,966	30,977,472	30,482,966

See accompanying notes to Condensed Consolidated and Combined Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$25,766	$15,008	$53,059	$42,402
Foreign exchange translation adjustment	(1)	425	(3)	432
Commodity hedges	—	(431)	—	(496)
Other comprehensive income (loss), net of tax	(1)	(6)	(3)	(64)
Comprehensive income	$25,765	$15,002	$53,056	$42,338

See accompanying notes to Condensed Consolidated and Combined Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23,074	$14,199
Accounts and other receivables – net	139,613	131,671
Inventories – net	131,487	128,978
Other current assets	5,712	7,690
Total current assets	299,886	282,538
Property, plant and equipment – net	590,095	575,375
Goodwill	15,005	15,005
Other assets	33,683	32,039
Total assets	$938,669	$904,957

LIABILITIES
Current liabilities:
Accounts payable	$197,197	$222,929
Accrued liabilities	25,169	25,396
Income taxes payable	5,035	86
Deferred income and customer advances	1,585	25,567
Current portion of long-term debt	6,750	—
Total current liabilities	235,736	273,978
Deferred income taxes	134,700	114,200
Long-term debt	258,276	264,838
Postretirement benefit obligations	34,212	33,544
Other liabilities	3,708	3,035
Total liabilities	666,632	689,595

COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized and 30,482,966 shares issued and outstanding	305	305
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding	—	—
Additional paid in capital	246,425	242,806
Retained earnings/(accumulated deficit)	28,345	(24,714)
Accumulated other comprehensive income (loss)	(3,038)	(3,035)
Total equity	272,037	215,362
Total liabilities and equity	$938,669	$904,957

See accompanying notes to Condensed Consolidated and Combined Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$53,059	$42,402
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	22,959	19,657
Loss on disposal of assets	1,189	617
Deferred income taxes	20,500	24,696
Stock based compensation	3,619	—
Accretion of deferred financing fees	296	—
Changes in assets and liabilities:
Accounts and other receivables	(7,945)	(14,773)
Inventories	(2,509)	15,927
Accounts payable	(14,157)	(3,859)
Income taxes payable	4,949	—
Accrued liabilities	(227)	(6,902)
Deferred income and customer advances	(23,982)	(22,535)
Other assets and liabilities	3,041	(13,377)
Net cash provided by operating activities	60,792	41,853

Cash flows from investing activities:
Expenditures for property, plant and equipment	(47,785)	(39,292)
Other investing activities	(4,062)	(328)
Net cash used for investing activities	(51,847)	(39,620)

Cash flows from financing activities:
Borrowings from revolving credit facility	276,000	—
Payments of revolving credit facility	(276,000)	—
Principal payments of capital leases	(70)	—
Net decrease in invested equity	—	(2,233)
Net cash used for financing activities	(70)	(2,233)

Net increase in cash and cash equivalents	8,875	—
Cash and cash equivalents at beginning of period	14,199	—
Cash and cash equivalents at the end of period	$23,074	$—

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$16,980	$14,926

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,244	$—
Income taxes paid	$6,671	$—

See accompanying notes to Condensed Consolidated and Combined Financial Statements.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix” or the “Company”) is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce engineered plastics, fibers, filaments and films that, in turn, are used in such end-products as automotive and electronic components, carpets, sports apparel, fishing nets and food and industrial packaging. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced as part of our Nylon 6 integrated manufacturing chain including caprolactam, ammonium sulfate fertilizers, acetone and other chemical intermediates. Each of our product lines represented the following approximate percentage of our sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Nylon	29%	29%	29%	29%
Caprolactam	18%	15%	19%	16%
Ammonium Sulfate Fertilizers	21%	25%	20%	25%
Chemical Intermediates	32%	31%	32%	30%

Separation from Honeywell

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the separation of AdvanSix. The separation was completed by Honeywell distributing all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date (the “Spin-Off”).

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

On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol.

Basis of Presentation

Unless the context otherwise requires, references in these Notes to Condensed Consolidated and Combined Financial Statements to “we,” “us,” “our,” “AdvanSix” and the “Company” refer to AdvanSix Inc. and its consolidated subsidiaries after giving effect to the Spin-Off. All significant intercompany balances and transactions have been eliminated.

The Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated and Combined Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2017, and its results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The Condensed Consolidated and Combined Balance Sheet at December 31, 2016 was derived from audited annual financial statements but does not contain all of the footnote disclosures from

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

the annual financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In preparing these Condensed Consolidated and Combined Financial Statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the Condensed Consolidated and Combined Financial Statements were issued.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

We report our quarterly financial information using a calendar convention; prior to the Spin-Off, the first, second and third quarters were consistently reported as ending on March 31, June 30 and September 30 in the financial statements of Honeywell; subsequent to the Spin-Off we continued to follow that convention. It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and six months ending June 30, 2017 and 2016 were July 1, 2017 and July 2, 2016, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at June 30, 2017 and December 31, 2016 aggregated $7.9 and $12.5 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated and Combined Balance Sheets.

2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715), in order to improve the presentation of net periodic pension and postretirement costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update related to income statement activity should be applied retrospectively whereas balance sheet activity should be applied prospectively. For public business entities, the effective date for ASU 2017-07 is annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted within the first interim period. We expect to adopt this guidance effective January 1, 2018 and no impact on the Company’s consolidated financial position and results of operations is expected upon adoption.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The amendment eliminates the requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount (i.e., Step 2 of today’s goodwill impairment test). The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company elected to adopt ASU 2017-04 early beginning in January 2017 and there was no impact on the Company’s consolidated financial position and results of operations upon adoption.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

If this threshold is met, the set of transferred assets and activities is not a business. If the threshold is not met, the entity evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. For public business entities, the effective date for ASU 2017-01 is annual periods beginning after December 15, 2017, including interim periods within those periods. The Company elected to adopt ASU 2017-01 early beginning in January 2017 and there was no impact on the Company’s consolidated financial position and results of operations upon adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies certain aspects of share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance requires an entity to record all excess tax benefits / deficiencies as income tax expense / benefit in the income statement. The new guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. For public business entities, the effective date for ASU 2016-09 is annual periods beginning after December 15, 2016, including interim periods within those periods. The Company adopted this ASU effective January 1, 2017 and has elected to continue to accrue compensation cost for forfeitures based on the number of awards that are expected to vest. There was no impact on the Company’s consolidated financial position and results of operations upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). The new standard should be applied under a modified retrospective approach. We are evaluating the impact of the new standard on the Company’s consolidated financial position and results of operations and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. The provisions of ASU 2014-09 will be effective for public business entities for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. During the three months ended June 30, 2017, the Company continued its assessment of all AdvanSix revenue streams by reviewing customer contracts and related transaction support to determine the impact on revenue recognition under the new standard. The Company plans to adopt the standard effective January 1, 2018 and the impact of adoption, if any, will be reflected as an adjustment to retained earnings at the beginning of the year of adoption. Based on the results of the assessment performed to date, the Company has preliminarily concluded that revenues from Nylon 6 and the Company's other products sold as part of our Nylon 6 integrated manufacturing chain are expected to remain substantially unchanged from the Company's current revenue recognition model. The Company will continue to assess the new standard and the potential impact on the Company’s consolidated financial position and results of operations and related disclosures upon adoption.

3. Related Party Transactions with Honeywell

Prior to consummation of the Spin-Off, the Condensed Consolidated and Combined Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Honeywell.

During the three and six months ended June 30, 2016, AdvanSix was allocated $10,666 and $21,406, respectively, of general corporate expenses incurred by Honeywell for certain services, such as legal, accounting, information technology, human resources, other infrastructure support and shared facilities, on behalf of AdvanSix. These expenses were reflected within Costs of goods sold and Selling, general and administrative expenses in the Condensed Consolidated and Combined Statements of Operations.

Sales to Honeywell during the three and six months ended June 30, 2016 were $1,156 and $2,696, respectively. Of these sales, $1,077 and $2,602, respectively, were sold to Honeywell at zero margin. Costs of goods sold to Honeywell during the three and six months ended June 30, 2016 were $1,147 and $2,684, respectively. Purchases from Honeywell during the three and six months ended June 30, 2016 were $1,066 and $2,258, respectively. The total net effect of the settlement of these inter-company transactions was reflected in the Condensed Consolidated and Combined Statements of Cash Flows as a financing activity identified as Invested equity.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

While we were owned by Honeywell, a centralized approach was used for cash management and financing of operations. Prior to consummation of the Spin-Off, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed.

Subsequent to the Spin-Off on October 1, 2016, transactions with Honeywell were not considered related party transactions. Accordingly, no related party transactions with Honeywell were recorded for the three and six months ended June 30, 2017.

4. Earnings Per Share

On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s Common Stock were distributed to Honeywell shareholders of record as of September 16, 2016. This share amount is being utilized for the calculation of basic earnings per share for all periods presented as no Common Stock was outstanding prior to the date of the Spin-Off. In October 2016, the Company issued 908,540 time-based restricted stock units in connection with the Spin-Off with vesting periods ranging from 18 to 42 months. These restricted stock units were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2016.

The details of the earnings per share calculations for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic
Net Income	$25,766	$15,008	$53,059	$42,402
Weighted average common shares outstanding	30,482,966	30,482,966	30,482,966	30,482,966
EPS – Basic	$0.85	$0.49	$1.74	$1.39
Diluted
Dilutive effect of unvested equity awards	503,888	—	494,506	—
Weighted average common shares outstanding	30,986,854	30,482,966	30,977,472	30,482,966
EPS – Diluted	$0.83	$0.49	$1.71	$1.39

On March 8, 2017, the Company granted equity awards representing 333,719 shares of common stock under the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates to Company employees consisting of 175,026 stock options, 89,896 performance stock units (at target) and 68,797 restricted stock units. These equity awards have a per share strike price or grant date fair value per share of $26.66 with vesting periods ranging from 12 to 36 months.

On June 1, 2017, the Company granted equity awards representing 28,856 shares of common stock under the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates to Company employees and the Company's Board of Directors consisting of restricted stock units. These equity awards have a grant date fair value per share of $29.25 with vesting periods ranging from 12 to 36 months.

Stock compensation expense related to all outstanding equity awards is being ratably recognized over the vesting period of each type of equity award with vesting periods ranging from 12 to 42 months based on grant date fair value. Stock compensation expense aggregated $1,935 and $3,619 for the three and six months ended June 30, 2017.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

5. Accounts and Other Receivables – Net

	June 30, 2017	December 31, 2016
Accounts receivables	$138,205	$119,475
Other	2,713	15,407
Total accounts and other receivables	140,918	134,882
Less – allowance for doubtful accounts	(1,305)	(3,211)
Total accounts and other receivables – net	$139,613	$131,671

The increase in Accounts receivable at June 30, 2017 versus December 31, 2016 was due to significantly higher sales during the second quarter of 2017 versus the fourth quarter of 2016 which was impacted by the Company's plant turnaround activities. The increase in accounts receivable at June 30, 2017 was partially offset by higher accounts receivable collections related to a trade receivables discount arrangement with a third party financial institution which enhances liquidity and enables the Company to efficiently manage its working capital needs.

6. Inventories

	June 30, 2017	December 31, 2016
Raw materials	$52,146	$68,900
Work in progress	42,999	47,759
Finished goods	41,197	19,069
Spares and other	23,472	23,129
	159,814	158,857
Reduction to LIFO cost basis	(28,327)	(29,879)
Total inventories	$131,487	$128,978

The increase in the total amount of inventories at June 30, 2017 compared to December 31, 2016 is due primarily to lower levels of finished goods in the fourth quarter of 2016 as a result of the plant turnaround activities offset partially by lower levels of raw materials as of June 30, 2017 due to timing of cumene purchases.

7. Postretirement Benefit Cost

The components of net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service costs	$1,908	$—	$3,816	$—
Interest costs	333	—	666	—
Expected return on plan assets	(76)	—	(152)	—
Other (1)	—	1,717	—	3,434
Net periodic benefit cost	$2,165	$1,717	$4,330	$3,434

(1)
Prior to the Spin-Off, certain of our employees participated in a defined benefit pension plan (“Shared Plan”) sponsored by Honeywell which included participants of other Honeywell subsidiaries and operations. Net periodic benefit cost related to participation in the Shared Plan was $1.7 million and $3.4 million for the three and six months ended June 30, 2016, respectively.

The Company plans to make contributions during 2017 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $17 million as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods. Of the approximately $17 million of planned contributions for 2017, the Company has made contributions of $2.2 million in January 2017, $1.6 million in April 2017 and $1.9 million in July 2017.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

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

9. Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes for the period. The provision for income taxes was $15.3 million and $9.2 million for the three months ended June 30, 2017 and 2016, respectively. The provision for income taxes was $32.3 million and $25.4 million for the six months ended June 30, 2017 and 2016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated and Combined Financial Statements and the notes thereto contained elsewhere in this Report, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 6, 2017 (the “2016 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those incorporated by reference in Item 1A of Part II of this Report, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “will,” “estimate,” “expect,” “intend” and similar expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

In recent years, caprolactam and resin prices have experienced a cyclical period of downturn as the global market has experienced large increases in supply without a commensurate increase in demand. Most of this supply increase has been built by new Chinese manufacturers, resulting in margin compression for Nylon 6 resin and caprolactam in recent years to historic lows. Over the last year, capacity reductions by our competitors have occurred in North America and Europe improving supply/demand fundamentals in North America with continued dynamic conditions globally. We believe that, in addition to a potential recovery that has historically followed periods of oversupply and declining prices, Nylon 6 end-market growth will continue to generally track global GDP with certain applications growing at faster rates including engineered plastics and packaging. Additionally, one of our strategies is to continue developing specialty resin and copolymer products that we believe will obtain higher margins.

Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key crop nutrients. Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Urea pricing has been under pressure recently due to global production capacity additions particularly in the United States weakening overall nitrogen supply/demand fundamentals. A secondary global price driver for ammonium sulfate fertilizer is the price of future deliveries of crops, including corn, wheat and coffee, which are impacted by general trends in the agricultural industry. We expect agriculture fundamentals to remain challenging through the 2017/2018 planting season.

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

We seek to run our production facilities on a nearly continuous basis for maximum efficiency and several of our intermediate products are key feedstock materials for other products in our integrated manufacturing chain. We schedule several planned outages each year to conduct routine and major maintenance across our facilities, which are referred to as plant turnarounds. While we may experience unplanned interruptions from time to time, we seek to mitigate the risk through regularly scheduled maintenance both for major and minor repairs at all of our production facilities. We also utilize maintenance excellence and mechanical integrity programs and maintain appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, which are intended to mitigate the extent of any production losses as a result of planned and unplanned downtime. While our integrated manufacturing, scale and the quantity and range of our product offerings make us one of the most efficient manufacturers in our industry, we are also exposed to increased risk associated with unplanned downtime or material disruptions at any one of our production facilities which could impact our supply chain to downstream plants in our manufacturing process.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$361,441	$308,418	$738,145	$608,248
% change compared with prior year period	17.2%		21.4%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Volume	3.4%	3.8%
Price	13.8%	17.6%
	17.2%	21.4%

Sales increased in the three months ended June 30, 2017 compared to the prior year period by $53.0 million or approximately 17.2% due primarily to higher sales prices (approximately 13.8%) and volume increases (approximately 3.4%) of chemical intermediates, caprolactam and ammonium sulfate. Sales prices increased due primarily to (i) higher prices of the raw materials used to manufacture chemical intermediates, caprolactam and resins impacting formula-based pass-through pricing (approximately 10.4% favorable impact), particularly benzene and propylene (inputs to cumene which is a key feedstock material for our products), and (ii) market-based pricing due primarily to increases in prices of caprolactam and resins as well as chemical intermediates offset partially by lower prices of ammonium sulfate (approximately 3.4% favorable impact).

Sales increased in the six months ended June 30, 2017 compared to the prior year period by $129.9 million or approximately 21.4% due primarily to higher sales prices (approximately 17.6%) and volume increases (approximately 3.8%) of chemical intermediates, caprolactam and ammonium sulfate. Sales prices increased due primarily to (i) higher prices of the raw materials used to manufacture chemical intermediates, caprolactam and resins impacting formula-based pass-through pricing (approximately 13.8% favorable impact), particularly benzene and propylene, and (ii) market-based pricing due primarily to increases in prices of caprolactam and resins as well as chemical intermediates offset partially by lower prices of ammonium sulfate (approximately 3.8% favorable impact).

Costs of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Costs of goods sold	$299,519	$273,820	$613,636	$519,379
% change compared with prior year period	9.4%		18.1%
Gross Margin percentage	17.1%	11.2%	16.9%	14.6%

Costs of goods sold increased in the three months ended June 30, 2017 compared to the prior year period by $25.7 million or approximately 9.4% due primarily to higher prices of raw materials (approximately 14.0%), particularly benzene and propylene (inputs to cumene which is a key feedstock material for our products), which were partially offset by the net favorable fixed cost absorption impact of higher production volumes on a year-over-year basis (approximately 4.0%).

Gross margin percentage increased by approximately 5.9% in the three months ended June 30, 2017 compared to the prior year period due primarily to higher sales volumes and the net favorable fixed cost absorption impact of higher production volumes on a year-over-year basis (approximately 5.6%).

Costs of goods sold increased in the six months ended June 30, 2017 compared to the prior year period by $94.3 million or approximately 18.1% due primarily to higher prices of raw materials (approximately 17.7%), particularly benzene and propylene, and a one-time prior year benefit related to the termination of a long-term supply agreement in the three months ended March 31, 2016 (approximately 3.0% unfavorable) which were offset partially by the net favorable fixed cost absorption impact of higher production volumes on a year-over-year basis (approximately 3.8%).

Gross margin percentage increased by approximately 2.3% in the six months ended June 30, 2017 compared to the prior year period due primarily to higher sales volumes and the net favorable fixed cost absorption impact of higher production volumes on a year-over-year basis (approximately 5.3%) offset partially by the termination of a long-term supply agreement in the three months ended March 31, 2016 (approximately 2.1%).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling, general and administrative expenses	$18,131	$10,876	$34,937	$22,254
Percent of sales	5.0%	3.5%	4.7%	3.7%

Selling, general and administrative expenses increased by $7.3 million in the three months ended June 30, 2017 compared to the prior year period due primarily to higher stand-alone costs incurred since the Spin-Off on October 1, 2016. These stand-alone costs are related primarily to workforce and other infrastructure and shared facilities including costs for transition services provided by Honeywell which were partially offset by the elimination of costs allocated in the prior year to the Company from Honeywell on the basis of sales.

Selling, general and administrative expenses increased by $12.7 million in the six months ended June 30, 2017 compared to the prior year period due primarily to higher stand-alone costs incurred since the Spin-Off on October 1, 2016. These stand-alone costs are related primarily to workforce and other infrastructure and shared facilities including costs for transition services provided by Honeywell which were partially offset by the elimination of costs allocated in the prior year to the Company from Honeywell on the basis of sales. The incremental one-time and ongoing stand-alone costs to operate our business as an independent public company remain in line with the Company’s expectations as previously disclosed in our Form 10 filed with the SEC and are expected to exceed the historical allocations of expenses from Honeywell.

Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax expense	$15,317	$9,213	$32,265	$25,370
Effective tax rate	37.3%	38.0%	37.8%	37.4%

The Company’s effective tax rate for the three months ended June 30, 2017 was higher compared to the U.S. federal statutory rate due primarily to state taxes partially offset by the benefit from the domestic manufacturing deduction.  The effective tax rate decreased for the three months ended June 30, 2017 compared to the same period last year due primarily to a lower effective state income tax provision driven by changes in the mix of state tax jurisdictions and an increase in the domestic manufacturing deduction.

The Company’s effective tax rate for the six months ended June 30, 2017 was higher compared to the U.S. federal statutory rate due primarily to state taxes partially offset by the benefit from the domestic manufacturing deduction. The effective tax rate increased for the six months ended June 30, 2017 compared to the same period last year due primarily to a lower benefit from the domestic manufacturing deduction and a higher effective state income tax provision driven by changes in the mix of state tax jurisdictions.

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$25,766	$15,008	$53,059	$42,402

As a result of the factors described above, net income was $25.8 million and $53.1 million for the three and six months ended June 30, 2017, respectively, as compared to $15.0 million and $42.4 million in the corresponding prior year period.

Non-GAAP Measures
(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of EBITDA and EBITDA Margin, and EBITDA and EBITDA Margin excluding the prior year one-time benefit described below. EBITDA is defined as Net income before Interest, Income taxes, Depreciation and amortization. EBITDA Margin is equal to EBITDA divided by Sales. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that are not considered core to the Company’s operations. These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. Non-GAAP financial measures should be read only in conjunction with the comparable GAAP financial measures. The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin, and EBITDA and EBITDA Margin excluding the prior year one-time benefit to their most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$25,766	$15,008	$53,059	$42,402
Interest expense	1,873	—	3,412	—
Income taxes	15,317	9,213	32,265	25,370
Depreciation and amortization	11,663	9,869	22,959	19,657
EBITDA (non-GAAP)	54,619	34,090	111,695	87,429
Prior year one-time benefit (1)	—	—	—	15,500
EBITDA excluding prior year one-time benefit (non-GAAP)	$54,619	$34,090	$111,695	$71,929

Sales	$361,441	$308,418	$738,145	$608,248

EBITDA Margin (non-GAAP)	15.1%	11.1%	15.1%	14.4%

EBITDA Margin excluding prior year one-time benefit (non-GAAP)	15.1%	11.1%	15.1%	11.8%

(1)	Prior year one-time benefit reflects the $15.5 million one-time benefit in the first quarter of 2016 related to the termination of a long-term supply agreement.

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current annual operating plan, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in our 2016 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our operating cash flows are affected by capital requirements and production volume as well as the prices of our raw materials and general economic and industry trends. We utilize a trade receivables discount arrangement with a third party financial institution which enhances liquidity and enables us to efficiently manage our working capital needs. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

The Company plans to make contributions during 2017 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $17 million as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods. Of the approximately $17 million of planned contributions for 2017, the Company has made contributions of $2.2 million in January 2017, $1.6 million in April 2017 and $1.9 million in July 2017.

We expect that our primary cash requirements for the remainder of 2017 will be to fund costs associated with ongoing operations including planned plant outages, capital expenditures and defined benefit pension plan contributions.

Credit Agreement

On September 30, 2016, under the Credit Agreement, we incurred indebtedness in the aggregate principal amount of approximately $270.0 million in the form of a term loan, the net proceeds of which were distributed to Honeywell substantially concurrent with the consummation of the Spin-Off, and we also entered into a $155.0 million revolving credit facility to fund our working capital and other cash needs. For information regarding our Credit Agreement, refer to “Note 9-Long-term Debt and Credit Agreement” to the Consolidated and Combined Financial Statements in Item 8 of our 2016 Form 10-K. Going forward, cash provided by operating activities will be needed to fund future interest payments in respect of our outstanding indebtedness.

Under the terms of the Credit Agreement, we are subject to restrictive covenants that limit our ability, among other things, to incur additional indebtedness, pay dividends or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain interest coverage and leverage ratios at levels specified in the Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at June 30, 2017. As of June 30, 2017, $152.8 million of the total credit facility of $425.0 million is available to be drawn under the Credit Agreement.

During the three months ended June 30, 2017, we borrowed $108.5 million in the aggregate from our revolving credit facility for our working capital and other cash needs and these borrowings were fully repaid by June 30, 2017. During the six months ended June 30, 2017, we borrowed $276.0 million in the aggregate from our revolving credit facility for our working capital and other cash needs and these borrowings were fully repaid by June 30, 2017.

Cash Flow Summary

	Six Months Ended June 30,
	2017	2016
Cash provided by (used for):
Operating activities	$60,792	$41,853
Investing activities	(51,847)	(39,620)
Financing activities	(70)	(2,233)
Net increase in cash and cash equivalents	$8,875	$—

Cash provided by operating activities increased by $18.9 million for the six months ended June 30, 2017 versus the same period last year due primarily to (i) a $16.4 million cash improvement in Other assets and liabilities consisting mainly of contributions to the Hopewell regional wastewater treatment facility, timing of deferred charges and other factors in the first six months of 2016, (ii) a $10.7 million increase in Net income versus the same period last year due to significantly higher sales for the six months ended June 2017, (iii) a $6.8 million lower increase in Accounts receivable during the six months ended June 30, 2017 versus the same period last year, and (iv) a $6.7 million cash benefit from Accrued liabilities due to the timing of payments during the six months ended June 30, 2017 versus the same period last year.  This activity was offset partially by an $18.4 million unfavorable cash impact from inventory due to an increase in inventory during the six months ended June 30, 2017 as compared to a reduction in inventory during the six months ended June 30, 2016 and a net $5.3 million unfavorable cash impact from Income taxes and Accounts payable due primarily to a larger reduction in Accounts payable during the six months ended June 30, 2017 versus the same period last year.

Cash used for investing activities increased by $12.2 million for the six months ended June 30, 2017 versus the same period last year due primarily to an increase in cash paid for capital expenditures of $8.5 million.

Cash used for financing activities decreased by $2.2 million for the six months ended June 30, 2017 versus the same period last year. Cash provided by operating activities was sufficient to repay all current period borrowings under the revolving credit facility.

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

The following table summarizes ongoing and expansion capital expenditures:

Six Months Ended June 30, 2017
Capital expenditures in Accounts payable at December 31, 2016	$28,485
Purchases of property, plant and equipment	36,280
Capital expenditures in Accounts payable at June 30, 2017	(16,980)
Cash paid for capital expenditures	$47,785

For the full year 2017, we expect the Company’s total capital expenditures to be approximately $90 million.

Critical Accounting Policies

The preparation of our Condensed Consolidated and Combined Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated and Combined Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2016 Form 10-K. While there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than those detailed in our 2016 Form 10-K. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Recent Accounting Pronouncements

See “Note 2 Recent Accounting Pronouncements” to the Condensed Consolidated and Combined Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. We have not used derivative financial instruments in our investment portfolio. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant, but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. Based on current borrowing levels, a 25 basis point fluctuation in interest rates for the six months ended June 30, 2017 would result in an increase or decrease to our interest expense of approximately $0.3 million.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ADVANSIX INC.

Date: August 10, 2017	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer