Form 10-Q
period 2017-09-30
AdvanSix Inc.
filed 2017-11-07
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

The Registrant had 30,482,966 shares of common stock, $0.01 par value, outstanding at November 1, 2017.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$366,660	$323,953	$1,104,805	$932,201
Costs, expenses and other:
Costs of goods sold	309,629	285,091	923,268	804,471
Selling, general and administrative expenses	19,086	11,695	54,022	33,949
Other non-operating expense (income), net	2,133	(635)	6,381	(1,792)
	330,848	296,151	983,671	836,628

Income before taxes	35,812	27,802	121,134	95,573
Income taxes	14,538	11,342	46,803	36,712
Net income	$21,274	$16,460	$74,331	$58,861
Earnings per common share
Basic	$0.70	$0.54	$2.44	$1.93
Diluted	$0.68	$0.54	$2.40	$1.93
Weighted average common shares outstanding
Basic	30,482,966	30,482,966	30,482,966	30,482,966
Diluted	31,159,710	30,482,966	31,013,606	30,482,966

See accompanying notes to Condensed Consolidated and Combined Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$21,274	$16,460	$74,331	$58,861
Foreign exchange translation adjustment	(12)	(148)	(15)	284
Commodity hedges	—	(3,470)	—	(1,635)
Other comprehensive income (loss), net of tax	(12)	(3,618)	(15)	(1,351)
Comprehensive income	$21,262	$12,842	$74,316	$57,510

See accompanying notes to Condensed Consolidated and Combined Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$39,986	$14,199
Accounts and other receivables – net	152,511	131,671
Inventories – net	100,474	128,978
Other current assets	8,684	7,690
Total current assets	301,655	282,538
Property, plant and equipment – net	597,877	575,375
Goodwill	15,005	15,005
Other assets	35,105	32,039
Total assets	$949,642	$904,957

LIABILITIES
Current liabilities:
Accounts payable	$177,688	$222,929
Accrued liabilities	27,630	25,396
Income taxes payable	18	86
Deferred income and customer advances	801	25,567
Current portion of long-term debt	10,125	—
Total current liabilities	216,262	273,978
Deferred income taxes	147,461	114,200
Long-term debt	254,995	264,838
Postretirement benefit obligations	25,372	33,544
Other liabilities	2,941	3,035
Total liabilities	647,031	689,595

COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized and 30,482,966 shares issued and outstanding	305	305
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding	—	—
Additional paid in capital	255,709	242,806
Retained earnings/(accumulated deficit)	49,617	(24,714)
Accumulated other comprehensive income (loss)	(3,020)	(3,035)
Total equity	302,611	215,362
Total liabilities and equity	$949,642	$904,957

See accompanying notes to Condensed Consolidated and Combined Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$74,331	$58,861
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	35,524	29,964
Loss on disposal of assets	1,236	1,246
Deferred income taxes	40,478	29,206
Stock based compensation	5,686	—
Accretion of deferred financing fees	444	—
Changes in assets and liabilities:
Accounts and other receivables	(20,825)	(20,117)
Inventories	28,504	13,581
Accounts payable	(33,893)	(161)
Income taxes payable	(68)	—
Accrued liabilities	2,234	(9,690)
Deferred income and customer advances	(24,766)	(23,501)
Other assets and liabilities	(10,414)	(12,922)
Net cash provided by operating activities	98,471	66,467

Cash flows from investing activities:
Expenditures for property, plant and equipment	(67,206)	(56,859)
Other investing activities	(5,387)	(461)
Net cash used for investing activities	(72,593)	(57,320)

Cash flows from financing activities:
Proceeds from long term debt	—	270,000
Payment of debt issuance costs	—	(1,770)
Borrowings from revolving credit facility	308,500	40,000
Payments to revolving credit facility	(308,500)	—
Payment of revolving credit facility fees	—	(1,016)
Distribution to Honeywell in connection with the Spin-Off	—	(269,347)
Principal payments of capital leases	(91)	—
Net decrease in invested equity	—	(9,050)
Net cash (used for) provided by financing activities	(91)	28,817

Net increase in cash and cash equivalents	25,787	37,964
Cash and cash equivalents at beginning of period	14,199	—
Cash and cash equivalents at the end of period	$39,986	$37,964

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$17,228	$19,935

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,976	$—
Income taxes paid	$12,695	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Nylon	28%	29%	29%	29%
Caprolactam	19%	16%	19%	16%
Ammonium Sulfate Fertilizers	20%	22%	20%	24%
Chemical Intermediates	33%	33%	32%	31%

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

The Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated and Combined Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2017, and its results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The Condensed Consolidated and

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Combined Balance Sheet at December 31, 2016 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In preparing these Condensed Consolidated and Combined Financial Statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date that the Condensed Consolidated and Combined Financial Statements were issued.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

We report our quarterly financial information using a calendar convention; prior to the Spin-Off, the first, second and third quarters were consistently reported as ending on March 31, June 30 and September 30 in the financial statements of Honeywell; subsequent to the Spin-Off we continued to follow that convention. It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and nine months ending September 30, 2017 and 2016 were September 30, 2017 and October 1, 2016, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at September 30, 2017 and December 31, 2016 aggregated $6.4 million and $12.5 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated and Combined Balance Sheets.

2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715), in order to improve the presentation of net periodic pension and postretirement costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update related to income statement activity should be applied retrospectively whereas balance sheet activity should be applied prospectively. For public business entities, the effective date for ASU 2017-07 is annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted within the first interim period. We expect to adopt this guidance effective January 1, 2018 and no impact, other than expense classification, on the Company’s consolidated financial position and results of operations is expected upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). The new standard should be applied under a modified retrospective approach. We are evaluating the impact of the new standard on the Company’s consolidated financial position and results of operations and related disclosures. Although we have not yet completed our assessment, adoption of this standard will have a significant impact on our Consolidated Balance Sheets.  However, we do not expect adoption of this standard to have a significant impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.  Information about our undiscounted future lease payments and the timing of those payments is provided under “Contractual Obligations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Form 10-K.  We will adopt this standard effective January 1, 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB has amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. The provisions of ASU 2014-09 will be effective for public business entities for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The guidance may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. During the three months ended September 30, 2017, the Company continued its assessment of AdvanSix revenue streams by reviewing and documenting customer contracts and related transaction support to determine the impact on revenue recognition under the new standard. The Company has made progress on redrafting its revenue recognition policies, assessing the redesign of internal controls, as well as evaluating the expanded disclosure requirements. The Company plans to adopt the standard effective January 1, 2018 and the impact of adoption, if any, will be reflected as an adjustment to retained earnings at the beginning of the year of adoption. Based on the results of the assessment performed to date, the Company has preliminarily concluded that revenues from the Company's products are expected to remain substantially unchanged from the Company's current revenue recognition model. The Company will continue to assess the new standard and the potential impact on the Company’s consolidated financial position and results of operations and related disclosures upon adoption.

3. Related Party Transactions with Honeywell

Prior to consummation of the Spin-Off, the Condensed Consolidated and Combined Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Honeywell.

During the three and nine months ended September 30, 2016, AdvanSix was allocated $10,470 and $31,877, respectively, of general corporate expenses incurred by Honeywell for certain services, such as legal, accounting, information technology, human resources,

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

other infrastructure support and shared facilities, on behalf of AdvanSix. These expenses were reflected within Costs of goods sold and Selling, general and administrative expenses in the Condensed Consolidated and Combined Statements of Operations.

Sales to Honeywell during the three and nine months ended September 30, 2016 were $3,274 and $5,955, respectively. Of these sales, $3,080 and $5,682, respectively, were sold to Honeywell at zero margin. Costs of goods sold to Honeywell during the three and nine months ended September 30, 2016 were $3,157 and $5,842, respectively. Purchases from Honeywell during the three and nine months ended September 30, 2016 were $1,041 and $3,299, respectively. The total net effect of the settlement of these inter-company transactions was reflected in the Condensed Consolidated and Combined Statements of Cash Flows as a financing activity identified as Invested equity.

When the Company was owned by Honeywell, a centralized approach was used for cash management and financing of operations. Prior to consummation of the Spin-Off, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed.

Subsequent to the Spin-Off on October 1, 2016, transactions with Honeywell were not considered related party transactions. Accordingly, no related party transactions with Honeywell were recorded for the three and nine months ended September 30, 2017.

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

The details of the earnings per share calculations for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic
Net Income	$21,274	$16,460	$74,331	$58,861
Weighted average common shares outstanding	30,482,966	30,482,966	30,482,966	30,482,966
EPS – Basic	$0.70	$0.54	$2.44	$1.93
Diluted
Dilutive effect of unvested equity awards	676,744	—	530,640	—
Weighted average common shares outstanding	31,159,710	30,482,966	31,013,606	30,482,966
EPS – Diluted	$0.68	$0.54	$2.40	$1.93

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Stock compensation expense related to all outstanding equity awards is being ratably recognized over the vesting period of each type of equity award with vesting periods ranging from 12 to 42 months based on grant date fair value. Stock compensation expense aggregated $2,067 and $5,686 for the three and nine months ended September 30, 2017.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

5. Accounts and Other Receivables – Net

	September 30, 2017	December 31, 2016
Accounts receivables	$151,318	$119,475
Other	1,816	15,407
Total accounts and other receivables	153,134	134,882
Less – allowance for doubtful accounts	(623)	(3,211)
Total accounts and other receivables – net	$152,511	$131,671

The increase in Accounts receivable at September 30, 2017 versus December 31, 2016 was due to significantly higher sales during the third quarter of 2017 versus the fourth quarter of 2016 which was impacted by the Company's plant turnaround activities. The increase in accounts receivable at September 30, 2017 was partially offset by higher accounts receivable collections related to a trade receivables discount arrangement with a third party financial institution which enhances liquidity and enables the Company to efficiently manage its working capital needs.

6. Inventories

	September 30, 2017	December 31, 2016
Raw materials	$39,313	$68,900
Work in progress	36,801	47,759
Finished goods	32,946	19,069
Spares and other	24,118	23,129
	133,178	158,857
Reduction to LIFO cost basis	(32,704)	(29,879)
Total inventories	$100,474	$128,978

The decrease in total inventories as of September 30, 2017 compared to December 31, 2016 is due primarily to lower levels of raw materials driven primarily by cumene delivery delays resulting from hurricane impacts on logistics as well as higher than normal levels of cumene inventory at December 31, 2016. The decrease was partially offset by a buildup of finished goods inventory compared to December 31, 2016 following fourth quarter 2016 plant outages. The overall lower levels of inventories at September 30, 2017 resulted in a change in the LIFO cost basis reserve of $4.4 million (unfavorable pretax income impact) during the three months ended September 30, 2017.

7. Postretirement Benefit Cost

The components of net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service costs	$1,908	$—	$5,724	$—
Interest costs	333	—	999	—
Expected return on plan assets	(76)	—	(228)	—
Other (1)	—	1,717	—	5,151
Net periodic benefit cost	$2,165	$1,717	$6,495	$5,151

(1)
Prior to the Spin-Off, certain of our employees participated in a defined benefit pension plan (“Shared Plan”) sponsored by Honeywell which included participants of other Honeywell subsidiaries and operations. Net periodic benefit cost related to participation in the Shared Plan was $1.7 million and $5.2 million for the three and nine months ended September 30, 2016, respectively.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company made contributions during 2017 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $17.0 million and will make additional contributions in future years sufficient to satisfy pension funding requirements in those periods. The Company made contributions of $2.2 million in the first quarter of 2017, $1.6 million in the second quarter of 2017, $11.1 million in the third quarter of 2017 and $2.0 million in October 2017.
The pension plan assets are invested through a master trust fund. The strategic asset allocation for the trust fund is selected by the Company's Investment Committee reflecting the results of comprehensive asset and liability modeling. The Investment Committee establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk.
The approximate target asset allocation for the Company's pension plan assets is summarized as follows:

September 30, 2017
Cash and cash equivalents	2%
US and non-US equity securities	65%
Fixed income / other securities	33%
Total Pension Assets	100%
Fixed income and other securities include investment grade securities covering the Treasury, agency, asset-backed, mortgage-backed and credit sectors of the U.S. Bond Market, as well as listed real estate companies and real estate investment trusts located in both developed and emerging markets.

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

9. Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period. The provision for income taxes was $14.5 million and $11.3 million for the three months

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

ended September 30, 2017 and 2016, respectively. The provision for income taxes was $46.8 million and $36.7 million for the nine months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017, the Company adjusted its deferred tax assets and liabilities to account for changes to the September 30, 2016 deferred tax balances related to the separation from Honeywell. The changes were attributable to the completion of Honeywell’s 2016 income tax return and related return to provision adjustment. The current period adjustment resulted in a $7.2 million decrease in Deferred income taxes and an increase in Additional paid in capital.

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

In recent years, nylon and caprolactam prices have experienced a cyclical period of downturn as the global market has experienced large increases in supply without a commensurate increase in demand. Most of this supply increase has been built by new Chinese manufacturers, resulting in margin compression for Nylon 6 resin and caprolactam in recent years to historic lows. Over the last year, capacity reductions by our competitors have occurred in North America and Europe improving supply/demand fundamentals in North America with continued dynamic conditions globally. We believe that, in addition to a potential recovery that has historically followed periods of oversupply and declining prices, Nylon 6 end-market growth will continue to generally track global GDP with certain applications growing at faster rates including engineered plastics and packaging. Additionally, one of our strategies is to continue developing specialty nylon and copolymer products that we believe will obtain higher margins.

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

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$366,660	$323,953	$1,104,805	$932,201
% change compared with prior year period	13.2%		18.5%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Volume	4.9%	4.1%
Price	8.3%	14.4%
	13.2%	18.5%

Sales increased in the three months ended September 30, 2017 compared to the prior year period by $42.7 million (approximately 13.2%) due primarily to higher sales prices (approximately 8.3%) and volume increases (approximately 4.9%) of caprolactam, chemical intermediates, and ammonium sulfate offset partially by lower nylon volume. Sales prices increased due primarily to (i) higher prices of the raw materials used to manufacture caprolactam, nylon and chemical intermediates impacting formula-based pass-through pricing (approximately 4.2% favorable impact), particularly benzene and propylene (inputs to cumene which is a key feedstock material for our products), and (ii) market-based pricing due primarily to increases in nylon and caprolactam pricing offset partially by lower prices of ammonium sulfate (approximately 4.1% favorable impact).

Sales increased in the nine months ended September 30, 2017 compared to the prior year period by $172.6 million or approximately 18.5% due primarily to higher sales prices (approximately 14.4%) and volume increases (approximately 4.1%) of ammonium sulfate, chemical intermediates and caprolactam offset partially by volume decreases of nylon. Sales prices increased due primarily to (i) higher prices of the raw materials used to manufacture caprolactam, nylon and chemical intermediates impacting formula-based pass-through pricing (approximately 10.5% favorable impact), particularly benzene and propylene, and (ii) market-based pricing due primarily to increases in nylon, caprolactam and chemical intermediates pricing offset partially by lower prices of ammonium sulfate (approximately 3.9% favorable impact).

Costs of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs of goods sold	$309,629	$285,091	$923,268	$804,471
% change compared with prior year period	8.6%		14.8%
Gross Margin percentage	15.6%	12.0%	16.4%	13.7%

Costs of goods sold increased in the three months ended September 30, 2017 compared to the prior year period by $24.5 million or approximately 8.6% due primarily to higher prices of raw materials (approximately 5.7%), particularly benzene and propylene (inputs to cumene which is a key feedstock material for our products) and higher sales volumes (approximately 1.8%).

Gross margin percentage increased by approximately 3.6% in the three months ended September 30, 2017 compared to the prior year period due primarily to higher sales prices net of rising raw materials costs (approximately 2.1%) and increased sales volumes (approximately 2.1%).

Costs of goods sold increased in the nine months ended September 30, 2017 compared to the prior year period by $118.8 million or approximately 14.8% due primarily to higher prices of raw materials (approximately 13.4%), particularly benzene and propylene, and a one-time prior year benefit related to the termination of a long-term supply agreement in the three months ended March 31, 2016 (approximately 2.0% unfavorable).

Gross margin percentage increased by approximately 2.7% in the nine months ended September 30, 2017 compared to the prior year period due primarily to higher sales and production volumes on a year-over-year basis (approximately 3.7%) offset partially by the termination of a long-term supply agreement in the three months ended March 31, 2016 (approximately 1.4%).

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative expenses	$19,086	$11,695	$54,022	$33,949
Percent of sales	5.2%	3.6%	4.9%	3.6%

Selling, general and administrative expenses increased by $7.4 million and $20.1 million in the three and nine months ended September 30, 2017, respectively compared to the corresponding prior year periods due primarily to higher stand-alone costs incurred since the Spin-Off on October 1, 2016. These stand-alone costs are related primarily to workforce and other infrastructure and shared facilities including costs for transition services provided by Honeywell which were partially offset by the elimination of costs allocated in the prior year to the Company from Honeywell on the basis of sales. The incremental one-time and ongoing stand-alone costs to operate our business as an independent public company remain in line with the Company’s expectations as previously disclosed in our Form 10 filed with the SEC and are expected to exceed the historical allocations of expenses from Honeywell.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax expense	$14,538	$11,342	$46,803	$36,712
Effective tax rate	40.6%	40.8%	38.6%	38.4%

The Company’s effective tax rate for the three and nine months ended September 30, 2017 was higher compared to the U.S. federal statutory rate due primarily to state taxes and changes in the Company's domestic manufacturing deduction.

The Company’s effective tax rate for three and nine months ended September 30, 2017 were comparable to the effective tax rates in the same prior year periods.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$21,274	$16,460	$74,331	$58,861

As a result of the factors described above, net income was $21.3 million and $74.3 million for the three and nine months ended September 30, 2017, respectively, as compared to $16.5 million and $58.9 million in the corresponding prior year period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$21,274	$16,460	$74,331	$58,861
Interest expense (income)	1,961	—	5,373	—
Income taxes	14,538	11,342	46,803	36,712
Depreciation and amortization	12,565	10,307	35,524	29,964
EBITDA (non-GAAP)	50,338	38,109	162,031	125,537
Prior year one-time benefit (1)	—	—	—	15,500
EBITDA excluding prior year one-time benefit (non-GAAP)	$50,338	$38,109	$162,031	$110,037

Sales	$366,660	$323,953	$1,104,805	$932,201

EBITDA Margin (non-GAAP)	13.7%	11.8%	14.7%	13.5%

EBITDA Margin excluding prior year one-time benefit (non-GAAP)	13.7%	11.8%	14.7%	11.8%

(1)	Prior year one-time benefit reflects the $15.5 million one-time benefit in the first quarter of 2016 related to the termination of a long-term supply agreement.

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current annual operating and longer term strategic plans, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in our 2016 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our operating cash flows are affected by capital requirements and production volume as well as the prices of our raw materials and general economic and industry trends. We utilize a trade receivables discount arrangement with a third party financial institution which enhances liquidity and enables us to efficiently manage our working capital needs. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures including high return growth and cost savings investments, environmental compliance costs, employee benefit obligations, interest payments, debt repayment and strategic acquisitions. We believe that our future cash from operations, together with our access to funds on hand and credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, which are subject to the risk factors previously disclosed in our 2016 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

The Company made contributions during 2017 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan in the aggregate amount of approximately $17 million and will make additional contributions in future years sufficient to satisfy pension funding requirements in those periods. The Company made contributions of $2.2 million in first quarter of 2017, $1.6 million in the second quarter of 2017, $11.1 million in third quarter of 2017 and $2.0 million in October 2017.

We expect that our primary cash requirements for the remainder of 2017 will be to fund costs associated with ongoing operations including planned plant outages and capital expenditures.

Credit Agreement

On September 30, 2016, under the Credit Agreement, we incurred indebtedness in the aggregate principal amount of approximately $270.0 million in the form of a term loan, the net proceeds of which were distributed to Honeywell substantially concurrent with the consummation of the Spin-Off, and we also entered into a $155.0 million revolving credit facility to fund our working capital and other cash needs. For information regarding our Credit Agreement, refer to “Note 9-Long-term Debt and Credit Agreement” to the Consolidated and Combined Financial Statements in Item 8 of our 2016 Form 10-K. Going forward, cash provided by operating activities will be needed to fund future interest payments on the Company's outstanding indebtedness.

Under the terms of the Credit Agreement, we are subject to restrictive covenants that limit our ability, among other things, to incur additional indebtedness, pay dividends or make other distributions, and consolidate, merge, sell or otherwise dispose of assets, as well as financial covenants that require us to maintain interest coverage and leverage ratios at levels specified in the Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at September 30, 2017. As of September 30, 2017, $152.9 million of the total credit facility of $425.0 million is available to be drawn under the Credit Agreement.

During the three months ended September 30, 2017, we borrowed $32.5 million in the aggregate from our revolving credit facility for our working capital and other cash needs and these borrowings were fully repaid by September 30, 2017. During the nine months ended September 30, 2017, we borrowed $308.5 million in the aggregate from our revolving credit facility for our working capital and other cash needs and these borrowings were fully repaid by September 30, 2017.

Cash Flow Summary

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used for):
Operating activities	$98,471	$66,467
Investing activities	(72,593)	(57,320)
Financing activities	(91)	28,817
Net increase in cash and cash equivalents	$25,787	$37,964

Cash provided by operating activities increased by $32.0 million for the nine months ended September 30, 2017 versus the prior year period due primarily to (i) a $15.5 million increase in Net income versus the prior year period due to significantly higher sales for the nine months ended September 2017, (ii) a $14.9 million larger decrease in Inventory during the nine months ended September 30, 2017 versus the prior year period due primarily to the timing of cumene purchases, (iii) a $11.9 million increase in Accrued liabilities due to the timing of payments during the nine months ended September 30, 2017 versus the same period last year and (iv) a $11.3 million increase in deferred income taxes versus the prior year period due primarily to lower cash tax payments relative to the income tax provision.  This activity was offset partially by a net $33.8 million unfavorable cash impact from Accounts payable due primarily to the timing of payments during the nine months ended September 30, 2017 versus the prior year period.

Cash used for investing activities increased by $15.3 million for the nine months ended September 30, 2017 versus the prior year period due primarily to an increase in cash paid for capital expenditures of $10.3 million.

Cash from financing activities decreased by $28.9 million for the nine months ended September 30, 2017 versus the prior year period. Cash provided by operating activities was sufficient to repay all current period borrowings under the revolving credit facility whereas revolver borrowings from the prior year period were not repaid and remained outstanding during that period.

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

The following table summarizes ongoing and expansion capital expenditures:

Nine Months Ended September 30, 2017
Capital expenditures in Accounts payable at December 31, 2016	$28,485
Purchases of property, plant and equipment	55,949
Capital expenditures in Accounts payable at September 30, 2017	(17,228)
Cash paid for capital expenditures	$67,206

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any material changes in commitments or contractual obligations other than those detailed in our 2016 Form 10-K. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Recent Accounting Pronouncements

See “Note 2 Recent Accounting Pronouncements” to the Condensed Consolidated and Combined Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. We have not used derivative financial instruments in our investment portfolio. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant, but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. Based on current borrowing levels, a 25 basis point fluctuation in interest rates for the nine months ended September 30, 2017 would result in an increase or decrease to our interest expense of approximately $0.5 million.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in the Company’s 2016 Form 10-K.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
10.1	AdvanSix Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 26, 2017).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: November 7, 2017	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer