Form 10-Q
period 2018-03-31
AdvanSix Inc.
filed 2018-05-04
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

The Registrant had 30,499,327 shares of common stock, $0.01 par value, outstanding at May 1, 2018.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Sales	$359,238	$376,704
Costs, expenses and other:
Costs of goods sold	321,320	313,896
Selling, general and administrative expenses	19,213	16,770
Other non-operating expense (income), net	3,546	1,797
	344,079	332,463

Income before taxes	15,159	44,241
Income taxes	3,566	16,948
Net income	$11,593	$27,293

Earnings per common share
Basic	$0.38	$0.90
Diluted	$0.37	$0.88
Weighted average common shares outstanding
Basic	30,488,601	30,482,966
Diluted	31,285,365	30,894,254

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$11,593	$27,293
Foreign exchange translation adjustment	(1)	(1)
Pension obligation adjustments	410	—
Other comprehensive income (loss), net of tax	409	(1)
Comprehensive income	$12,002	$27,292

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$29,352	$55,432
Accounts and other receivables – net	162,910	196,003
Inventories – net	124,635	129,208
Other current assets	5,690	7,130
Total current assets	322,587	387,773
Property, plant and equipment – net	615,498	612,612
Goodwill	15,005	15,005
Other assets	37,391	34,884
Total assets	$990,481	$1,050,274

LIABILITIES
Current liabilities:
Accounts payable	$195,699	$227,711
Accrued liabilities	25,382	35,013
Income taxes payable	817	1
Deferred income and customer advances	17,126	17,194
Line of credit – short-term	37,600	—
Current portion of long-term debt	—	16,875
Total current liabilities	276,624	296,794
Deferred income taxes	94,017	92,276
Line of credit – long-term	192,400	—
Long-term debt	—	248,339
Postretirement benefit obligations	33,629	33,396
Other liabilities	3,983	3,144
Total liabilities	600,653	673,949

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 30,508,322 shares issued and 30,499,327 outstanding at March 31, 2018; 30,482,966 shares issued and outstanding at December 31, 2017	305	305
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Treasury stock at cost (8,995 shares at March 31, 2018; 0 shares at December 31, 2017)	—	—
Additional paid-in capital	264,992	263,081
Retained earnings	133,168	121,985
Accumulated other comprehensive loss	(8,637)	(9,046)
Total stockholders' equity	389,828	376,325
Total liabilities and stockholders' equity	$990,481	$1,050,274

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$11,593	$27,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,542	11,296
Loss on disposal of assets	311	534
Deferred income taxes	1,741	11,706
Stock based compensation	2,281	1,684
Accretion of deferred financing fees	1,480	148
Changes in assets and liabilities:
Accounts and other receivables	33,092	(36,295)
Inventories	4,573	16,941
Accounts payable	(16,468)	(176)
Income taxes payable	816	5,152
Accrued liabilities	(9,631)	(2,823)
Deferred income and customer advances	(68)	(5,860)
Other assets and liabilities	1,805	1,606
Net cash provided by operating activities	44,067	31,206

Cash flows from investing activities:
Expenditures for property, plant and equipment	(30,713)	(33,214)
Other investing activities	(1,002)	(121)
Net cash used for investing activities	(31,715)	(33,335)

Cash flows from financing activities:
Payment of long-term debt	(266,625)	—
Borrowings from line of credit	246,000	167,500
Payments of line of credit	(16,000)	(167,500)
Payment of line of credit fees	(1,362)	—
Principal payments under capital lease	(75)	(42)
Purchase of treasury shares	(370)	—
Net cash used for financing activities	(38,432)	(42)

Net decrease in cash and cash equivalents	(26,080)	(2,171)
Cash and cash equivalents at beginning of period	55,432	14,199
Cash and cash equivalents at the end of period	$29,352	$12,028

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$9,753	$14,295

Supplemental cash investing activities:
Cash paid for interest	$1,777	$2,434
Cash paid for income taxes	$179	$—

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix”, the “Company”, "we" or "our") is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce engineered plastics, fibers, filaments and films that, in turn, are used in such end-products as automotive and electronic components, carpets, sports apparel, fishing nets and food and industrial packaging. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced as part of our integrated Nylon 6 resin manufacturing process including caprolactam, ammonium sulfate fertilizers, acetone and other chemical intermediates.

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2018, and its results of operations and cash flows for the three months ended March 31, 2018 and 2017. The Condensed Consolidated Balance Sheet at December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. All intercompany transactions have been eliminated.

In preparing these Condensed Consolidated Financial Statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date that the Condensed Consolidated Financial Statements were issued.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three months ending March 31, 2018 and 2017 were March 31, 2018 and April 1, 2017, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at March 31, 2018, and December 31, 2017 aggregated $9.3 million and $8.5 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

2. Recent Accounting Pronouncements

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows companies to reclassify to Retained earnings the stranded tax effects in Accumulated other comprehensive income ("AOCI") resulting from the Tax Cuts and Jobs Act (the "Tax Act"). The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. The Company elected to early adopt this guidance effective January 1, 2018 and to reclassify the stranded tax effects from the Tax Act from AOCI to Retained earnings (see Note 10).

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) in order to improve the presentation of net periodic pension and postretirement costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update related to income statement activity were applied retrospectively whereas balance sheet activity was applied prospectively. For public business entities, the effective date for ASU 2017-07 was annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted within the first interim period. The Company adopted this guidance effective January 1, 2018 and there was no impact on the Company’s consolidated financial position and results of operations upon adoption other than pension expense reclassifications in the 2017 Consolidated Statement of Operations which reduced Cost of goods sold and Selling, general and administrative expenses and increased Other non-operating expense (income), net.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). The new standard should be applied under a modified retrospective approach. We continue to evaluate the impact of the new standard on the Company’s consolidated financial position, results of operations and related disclosures. Although we have not yet completed our assessment, adoption of this standard will have a significant impact on the Consolidated Balance Sheets.  However, we do not expect adoption of this standard to have a significant impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.  Information about our undiscounted future lease payments and the timing of those payments is provided under “Contractual Obligations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K.  The Company plans to adopt this standard effective January 1, 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced the existing accounting standards for revenue recognition with a single comprehensive five-step model eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. The provisions of ASU 2014-09 became effective for public business entities for interim and annual periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018 using the modified retrospective method of transition and there was no cumulative impact adjustment recorded in the Company’s Consolidated Financial Position and Results of Operations. Under this standard, revenue recognition from the Company's products remained unchanged from the Company's previous revenue recognition model. As a result of adopting this standard, the Company expanded its revenue recognition disclosures (see Note 3).

3. Revenues

Revenue Recognition
The Company recognizes revenue upon the transfer of goods or services to customers at amounts that reflect the consideration expected to be received. AdvanSix primarily recognizes revenues when title transfers from the Company to the customer. Outbound

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

shipping costs incurred by the Company are not included in revenues but are reflected as freight expense in Costs of goods sold in the Consolidated Statements of Operations.
Globally, we serve more than 500 customers in a wide variety of industries located in more than 40 countries on an annual basis. In the three months ended March 31, 2018 and 2017, the Company's 10 largest customers accounted for approximately 47% and 43% of total sales, respectively. We typically sell to customers under contracts, with one- to two-year terms on average, or by purchase orders. We have historically experienced low customer turnover.
Each of the Company’s product lines represented the following approximate percentage of total sales for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Nylon	28%	29%
Caprolactam	18%	21%
Ammonium Sulfate Fertilizers	19%	18%
Chemical Intermediates	35%	32%

The Company's revenues by geographic area for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
United States	$297,648	$300,049
International	61,590	76,655
Total	$359,238	$376,704

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred Income and Customer Advances for the three months ended March 31, 2018:

Opening balance January 1, 2018	$17,194
Additional cash advances	2,107
Less amounts recognized in revenues	(2,175)
Ending balance March 31, 2018	$17,126
The Company expects to recognize as revenue the March 31, 2018 ending balance of Deferred Income and Customer Advances within one year or less.

Practical Expedients

There were several practical expedients in ASU 2014-09 which the Company utilized upon adoption including the elections to avoid both assessing whether a contract has a significant financing component and capitalizing incremental costs of obtaining a contract.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three months ended March 31, 2018 and 2017 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended March 31,
	2018	2017
Basic
Net Income	$11,593	$27,293
Weighted average common shares outstanding	30,488,601	30,482,966
EPS – Basic	$0.38	$0.90
Diluted
Dilutive effect of unvested equity awards and other stock-based holdings	796,764	411,288
Weighted average common shares outstanding	31,285,365	30,894,254
EPS – Diluted	$0.37	$0.88

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2018 and 2017, the weighted average number of stock options excluded from the computations were 53,117 and 72,070, respectively.

On March 2, 2018, the Company granted equity awards representing 231,162 shares of common stock under the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates to Company employees consisting of 128,777 stock options, 58,078 performance stock units (at target) and 44,307 restricted stock units. These equity awards have a per share strike price or grant date fair value per share of $41.97 with vesting periods ranging from 12 to 36 months.

In September 2017, the Board adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund.  Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix Inc. common stock upon distribution. On March 15, 2018, a total of 3,012 units were allocated to the AdvanSix stock unit fund under the DCP.

5. Accounts and Other Receivables – Net

	March 31, 2018	December 31, 2017
Accounts receivables	$162,676	$188,477
Other	1,801	8,936
Total accounts and other receivables	164,477	197,413
Less – allowance for doubtful accounts	(1,567)	(1,410)
Total accounts and other receivables – net	$162,910	$196,003

The decrease in Total accounts and other receivables – net at March 31, 2018 versus December 31, 2017 was due primarily to increased collections during the three months ended March 31, 2018 related to a trade receivables discount arrangement with a third-party financial institution, enhancing liquidity and enabling the Company to efficiently manage its working capital needs, as well as lower sales and the collection of a Federal income tax refund.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

6. Inventories

	March 31, 2018	December 31, 2017
Raw materials	$38,093	$48,502
Work in progress	57,025	50,511
Finished goods	34,425	35,430
Spares and other	23,563	23,091
	153,106	157,534
Reduction to LIFO cost basis	(28,471)	(28,326)
Total inventories – net	$124,635	$129,208

The decrease in Total inventories – net as of March 31, 2018 compared to December 31, 2017 is due primarily to lower levels of raw materials driven by the timing of cumene deliveries at March 31, 2018 and December 31, 2017.

Note 7. Long-term Debt and Credit Agreement

The Company’s debt at March 31, 2018 consisted of the following:

Total term loan outstanding	$—
Amounts outstanding under the Revolving Credit Facility	230,000
Total outstanding indebtedness	230,000
Less: Line of credit – short-term	(37,600)
Line of credit – long-term	$192,400

At March 31, 2018, the Company assessed the amount recorded under the Revolving Credit Facility (defined below) and determined that such amounts approximate fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as noncurrent as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year. In addition, a short-term obligation shall be excluded from current liabilities if the entity has both the intention and ability to refinance the obligation on a long-term basis.

Accordingly, the outstanding balances under the Revolving Credit Agreement are classified as $37.6 million as short-term and $192.4 million as long-term. The amount included in Line of credit - short-term, noted above and included on the accompanying Condensed Consolidated Balance Sheet, represents the outstanding balance the Company anticipates paying within one year.

Credit Agreement

On February 21, 2018 (the “Amendment Date”), the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement, dated September 30, 2016 (the “Original Credit Agreement”), among the Company, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the Original Credit Agreement, after giving effect to the Amendment, the “Amended and Restated Credit Agreement”).

The credit facilities under the Original Credit Agreement consisted of a senior secured term loan in an aggregate principal amount of $270 million, of which $267 million was outstanding just prior to entering into the Amendment, and a senior secured revolving credit facility in a principal amount of $155 million. Pursuant to the Amendment, (i) the term loan facility under the Original Credit Agreement was terminated and the entire outstanding balance of the term loan facility (the “Term Loan”) thereunder was paid in full and (ii) the maximum aggregate principal amount of the senior secured revolving credit facility (the “Revolving Credit Facility”) was increased to $425 million.

On the Amendment Date, the Company borrowed $242 million under the Revolving Credit Facility. The proceeds of such loans, as well as cash on hand, were used to repay the outstanding term loan facility under the Original Credit Agreement. The Revolving

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Credit Facility under the Amended and Restated Credit Agreement has a 5-year term with a scheduled maturity date of February 21, 2023. The Amendment resulted in an increase in the Revolving Credit Facility to replace the Term Loan and provides increased borrowing flexibility and reduced overall borrowing costs with an approximate 50 basis point reduction in the interest rate spread.

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

The Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Amended and Restated Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2018, through and including the fiscal quarter ending December 31, 2019, (ii) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2020, through and including the fiscal quarter ending December 31, 2020, (iii) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2021, through and including the fiscal quarter ending December 31, 2021, and (iv) 2.75 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility.

In addition to the amount borrowed on the Amendment Date, as noted above, the Company borrowed an incremental $4 million for working capital purposes under the Revolving Credit Facility and subsequently repaid $16 million to bring the balance under the Revolving Credit Facility to $230 million at March 31, 2018.

The Company had approximately $11.8 million of letter of credit agreements outstanding at March 31, 2018, of which $10.5 million are bi-lateral letters of credit and $1.3 million are provided to the Company under the Revolving Credit Facility.

8. Postretirement Benefit Cost

The components of net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended March 31,
	2018	2017
Service costs	$2,001	$1,908
Interest costs	469	333
Expected return on plan assets	(287)	(76)
Net periodic benefit cost	$2,183	$2,165

The Company plans to make contributions during calendar year 2018 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $8.0 million and will make additional contributions in future years sufficient to satisfy pension funding requirements in those periods. The Company made contributions of $2.0 million in the first quarter of 2018 and $1.6 million in April 2018.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

9. Commitments and Contingencies

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

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility.  On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. While the Company is still working to determine the exact reason and nature of these actions, it is cooperating fully with the authorities and is providing information in response to the subpoena. The Company’s production across its sites was not affected by these events and the Company expects to continue operating safely at plan moving forward.  While the Company may incur penalties or fines in connection with the federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

Following the Spin-Off, the Company assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2018.

10. Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. For interim reporting purposes, the Company recorded a benefit to the Income taxes of $0.2 million as a discrete item related to excess tax benefits associated with the vesting of restricted stock units in the quarter. The provision for income taxes was $3.6 million and $16.9 million for the three months ended March 31, 2018 and 2017, respectively.

As a result of the early adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, during the three months ended March 31, 2018, the Company elected to reclassify $0.4 million from Accumulated other comprehensive income to Retained earnings. The reclassification results from the remeasurement of deferred taxes pursuant to the Tax Act related to the Company’s pension plan that was recognized as a component of Income taxes related to continuing operations for the year ended December 2017 which was originally recognized in Other comprehensive income. The Company elected the optional transition method and recorded the adjustment at the beginning of the period of adoption of ASU 2018-02. The Company’s current accounting policy related to stranded tax effects in Accumulated other comprehensive income is to review and reclassify on an item by item basis.

The Company has not made any adjustments in the quarter related to the financial impacts of the Tax Act recorded as provisional amounts in 2017 under Staff Accounting Bulletin No. 118.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Note 11. Subsequent Event

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The Company had approximately 30.5 million shares of common stock outstanding as of March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Report, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018 (the “2017 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those incorporated by reference in Item 1A of Part II of this Report, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “will,” “estimate,” “expect,” “intend” and similar expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors including those detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Separation from Honeywell

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the separation of AdvanSix Inc. The separation was completed by Honeywell distributing all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date (the “Spin-Off”). Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. We filed our Form 10 describing the Spin-Off with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on September 8, 2016 (the “Form 10”). On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol.

Business Overview

We produce and sell our Nylon 6 resin and caprolactam as commodity products and produce and sell our Nylon 6 resin as a specialized resin product. The production of these products is capital intensive, requiring ongoing investments to improve plant reliability, expand production capacity and achieve higher quality. Our results of operations are primarily driven by production volume and the spread between the sales prices of our products and the costs of the underlying raw materials built into the market-based pricing models for most of our products. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane are derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce specialized nylon resin products. Our specialized Nylon 6 products are typically valued at a higher level than commodity resin products.

In recent years, nylon and caprolactam prices have experienced a cyclical period of downturn as the global market has experienced large increases in supply without a commensurate increase in demand. Most of this supply increase has been built by new Chinese manufacturers, resulting in margin compression for Nylon 6 resin and caprolactam in recent years to historic lows. Beginning in the second half of 2016, capacity reductions by our competitors have occurred in North America and Europe improving supply/demand fundamentals in North America with continued dynamic conditions globally. We believe that, in addition to a potential recovery that has historically followed periods of oversupply and declining prices, Nylon 6 end-market growth will continue to generally track global GDP with certain applications, including engineered plastics and packaging, growing at faster rates. Additionally, one of our strategies is to continue developing specialty nylon and copolymer products that we believe will generate higher margins.

Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key crop nutrients. Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including crop prices. We expect agriculture fundamentals to remain challenging through the 2018 Spring planting season.

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

We also manufacture, market and sell a number of chemical products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of adhesives, paints, coatings and solvents.

We seek to run our production facilities on a nearly continuous basis for maximum efficiency as several of our intermediate products are key feedstock materials for other products in our integrated manufacturing chain. We schedule several planned outages each year, referred to as plant turnarounds, to conduct routine and major maintenance across our facilities. While we may experience unplanned interruptions from time to time, we seek to mitigate the risk through regularly scheduled maintenance both for major and minor repairs at all our production facilities. We also utilize maintenance excellence and mechanical integrity programs and maintain appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, which are intended to mitigate the extent of any production losses as a result of planned and unplanned downtime.

While our integrated manufacturing, scale and the quantity and range of our product offerings make us one of the most efficient manufacturers in our industry, it also exposes us to increased risk associated with unplanned downtime or material disruptions at any one of our production facilities which could impact our supply chain throughout our manufacturing process. Unplanned outages may occur and we may not have enough buffer inventory at any given time to offset such production losses. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause unplanned downtime as well.

Recent Developments

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility.  On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. While the Company is still working to determine the exact reason and nature of these actions, it is cooperating fully with the authorities and is providing information in response to the subpoena. The Company’s production across its sites was not affected by these events and the Company expects to continue operating safely at plan moving forward.  While the Company may incur penalties or fines in connection with the federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The Company had approximately 30.5 million shares of common stock outstanding as of March 31, 2018.

2018 Operational Events

On January 17, 2018, the Company announced that it had experienced a temporary production issue at its Hopewell, Virginia facility related to the severe winter weather. As a result of this unplanned interruption, caprolactam and resin production had been reduced at the Hopewell and Chesterfield, Virginia facilities. As a result of these events, the Company incurred a $20 million unfavorable impact to pre-tax income in the first quarter of 2018 including the impact of fixed cost absorption, maintenance expense and incremental raw material costs. In addition, the Company incurred an approximately $10 million unfavorable impact to pre-tax income in the first quarter due to lost sales.

The Company informed its customers of this force majeure event and actively worked to mitigate the impact of reduced production output on its customers’ operations. As expected, the required mechanical repair work was completed within approximately two to three weeks. The Company is evaluating a business interruption insurance claim.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended March 31,
	2018	2017
Sales	$359,238	$376,704
% change compared with prior year period	(4.6)%

The change in sales compared to the prior year period is attributable to the following:

Three Months Ended March 31, 2018
Volume	(7.7)%
Price	3.1%
(4.6)%

Sales decreased in the three months ended March 31, 2018 compared to the prior year period by $17.5 million or approximately 5% due primarily to volume decreases of 8% associated with the unplanned outage in January 2018 offset partially by higher sales prices of 3% from (i) market-based pricing and price increases in nylon, chemical intermediates and ammonium sulfate (2% favorable impact) and (ii) formula-based pass-through pricing (approximately 1% favorable impact), particularly for benzene and propylene (inputs to cumene which is a key feedstock material for our products).

Costs of Goods Sold

	Three Months Ended March 31,
	2018	2017
Costs of goods sold	$321,320	$313,896
% change compared with prior year period	2.4%
Gross Margin percentage	10.6%	16.7%

Costs of goods sold increased in the three months ended March 31, 2018 compared to the prior year period by $7.4 million or approximately 2% due primarily to the (i) unplanned outage in January 2018 in which the Company incurred an unfavorable impact of approximately $20 million for the impact of fixed cost absorption, maintenance expense and incremental raw material costs (approximately 7%) and (ii) higher prices of raw materials, particularly benzene and propylene, (approximately 2%) offset partially by lower sales volumes (approximately 6%).

Gross margin percentage decreased by approximately 6% in the three months ended March 31, 2018 compared to the prior year period due primarily to the unplanned outage in January 2018, as discussed above.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative expenses	$19,213	$16,770
Percent of sales	5.3%	4.5%

Selling, general and administrative expenses increased by $2.4 million in the three months ended March 31, 2018 compared to the prior year period due primarily to additional stand-alone costs related to the continued build-out of IT infrastructure and additional workforce costs associated with the exit of the Honeywell transition services.

Tax Expense

	Three Months Ended March 31,
	2018	2017
Tax expense	$3,566	$16,948
Effective tax rate	23.5%	38.3%

The Company’s effective tax rate for the three months ended March 31, 2018 was higher compared to the U.S. federal statutory rate due primarily to state taxes and executive compensation deduction limitations due to the passage of the Tax Act offset partially by the newly enacted foreign-derived intangible income deduction and the discrete tax benefit related to vesting of restricted stock units. The Company’s effective tax rate for the three months ended March 31, 2018 was lower than the prior year period due primarily to the passage of the Tax Act which reduced the corporate tax rate to 21% from 35% for periods beginning after December 31, 2017.

Net Income

	Three Months Ended March 31,
	2018	2017
Net income	$11,593	$27,293

As a result of the factors described above, Net income was $11.6 million for the three months ended March 31, 2018 as compared to $27.3 million in the prior year period.

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

These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. Non-GAAP financial measures should be read only in conjunction with the comparable GAAP financial measures. The Company's non-GAAP measures may not be comparable to other companies' non-GAAP measures.

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2018	2017
Net income	$11,593	$27,293
Interest expense, net	3,089	1,539
Income taxes	3,566	16,948
Depreciation and amortization	12,542	11,296
EBITDA (non-GAAP)	30,790	57,076

Sales	$359,238	$376,704

EBITDA Margin (non-GAAP)	8.6%	15.2%

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current annual operating and longer term strategic plans, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in our 2017 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our operating cash flows are affected by capital requirements and production volume as well as the prices of our raw materials and general economic and industry trends. We utilize a trade receivables discount arrangement with a third party financial institution which enhances liquidity and enables us to efficiently manage our working capital needs. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures including high return growth and cost savings investments, share repurchases, environmental compliance, employee benefit obligations, interest payments, debt management and strategic acquisitions. We believe that our future cash from operations, together with our access to funds on hand and credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2017 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2018.

The Company plans to make pension plan contributions during 2018 sufficient to satisfy pension funding requirements of approximately $8.0 million. The Company made contributions of $2.0 million during the first quarter of 2018 and $1.6 million in April 2018 and intends to make additional contributions sufficient to satisfy pension funding requirements in 2018.

We expect that our primary cash requirements for the remainder of 2018 will be to fund costs associated with ongoing operations, costs associated with planned plant outages, capital expenditures, share repurchases, pension benefit obligations, and amounts related to other contractual obligations.

Credit Agreement

On February 21, 2018 (the “Amendment Date”), the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement, dated September 30, 2016 (the “Original Credit Agreement”), among the Company, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the Original Credit Agreement, after giving effect to the Amendment, the “Amended and Restated Credit Agreement”).

The credit facilities under the Original Credit Agreement consisted of a senior secured term loan in an aggregate principal amount of $270 million, of which $267 million was outstanding just prior to entering into the Amendment, and a senior secured revolving credit facility in a principal amount of $155 million. Pursuant to the Amendment, (i) the term loan facility under the Original Credit Agreement was terminated and the entire outstanding balance of the term loan facility (the “Term Loan”) thereunder was paid in full and (ii) the maximum aggregate principal amount of the senior secured revolving credit facility (the “Revolving Credit Facility”) was increased to $425 million.

On the Amendment Date, the Company borrowed $242 million under the Revolving Credit Facility. The proceeds of such loans, as well as cash on hand, were used to repay the outstanding term loan facility under the Original Credit Agreement. The Revolving Credit Facility under the Amended and Restated Credit Agreement has a 5-year term with a scheduled maturity date of February 21, 2023. The Amendment resulted in an increase in the Revolving Credit Facility to replace the Term Loan and provides increased borrowing flexibility and reduced overall borrowing costs with an approximate 50 basis point reduction in the interest rate spread.

The Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at March 31, 2018. As of March 31, 2018, $193.7 million is available for use out of the total credit facility of $425 million under the Amended and Restated Credit Agreement.

In addition to the amount borrowed on the Amendment Date as noted above, the Company borrowed an incremental $4 million for working capital purposes under the Revolving Credit Facility and subsequently repaid $16 million to bring the balance under the Revolving Credit Facility to $230 million at March 31, 2018. Going forward, cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

For additional details regarding the Amended and Restated Credit Agreement, refer to “Note 7. Long-term Debt and Credit Agreement” to the Condensed Consolidated Financial Statements.

Cash Flow Summary

	Three Months Ended March 31,
	2018	2017
Cash provided by (used for):
Operating activities	$44,067	$31,206
Investing activities	(31,715)	(33,335)
Financing activities	(38,432)	(42)
Net decrease in cash and cash equivalents	$(26,080)	$(2,171)

Cash provided by operating activities increased by $12.9 million for the three months ended March 31, 2018 versus the prior year period due primarily to (i) a $46.5 million improvement in working capital (comprised of Accounts receivables, Inventories, Accounts payable, Deferred income and customer advances) with higher collections providing $33.1 million of cash from Accounts and other receivables during the three months ended March 31, 2018 compared to a $36.3 million unfavorable cash impact in the prior year period partially offset by a $16.3 million reduction in Accounts payable due to the timing of payments during the three months ended March 31, 2018, (ii) a $15.7 million decrease in Net income versus the prior year period due to significantly lower sales for the three months ended March 31, 2018 resulting primarily from the unplanned outage and (iii) a $10.0 million unfavorable cash impact from changes in Deferred income taxes versus the prior year period.

Cash used for investing activities decreased by $1.6 million for the three months ended March 31, 2018 versus the prior year period due primarily to a decrease in cash paid for capital expenditures of $2.5 million.

Cash used for financing activities increased by $38.4 million for the three months ended March 31, 2018 versus the prior year period due to the repayment of borrowings, as described above. During the three months ended March 31, 2018, the Company amended its Credit Facility, as described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Three Months Ended March 31, 2018
Capital expenditures in Accounts payable at December 31, 2017	$25,222
Purchases of property, plant and equipment	15,244
Less: Capital expenditures in Accounts payable at March 31, 2018	(9,753)
Cash paid for capital expenditures	$30,713

For the full year 2018, we expect the Company’s total capital expenditures to be in the range of $110 - $120 million.

Critical Accounting Policies

The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Form 10-K. While there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2018, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any material changes in commitments or contractual obligations other than those detailed in the Company's 2017 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Recent Accounting Pronouncements

See “Note 2 Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Amended and Restated Credit Agreement. We have not used derivative financial instruments in our investment portfolio. The Amended and Restated Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Amended and Restated Credit Agreement. Based on current borrowing levels, a 25-basis point fluctuation in interest rates for the three months ended March 31, 2018 would result in an increase or decrease to our interest expense of approximately $0.2 million.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility.  On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. While the Company is still working to determine the exact reason and nature of these actions, it is cooperating fully with the authorities and is providing information in response to the subpoena. The Company’s production across its sites was not affected by these events and the Company expects to continue operating safely at plan moving forward.  While the Company may incur penalties or fines in connection with the federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in the Company’s 2017 Form 10-K.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
10.1
Amendment No. 1 to Credit Agreement, dated as of February 21, 2018, among AdvanSix Inc., the guarantors, the lenders signatory thereto and Bank of America, N.A., as the administrative agent (with annexed Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2018).

10.2
Seventh Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of February 22, 2018, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. *(incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 27, 2018).

10.3
Eighth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of February 22, 2018, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. *(incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 27, 2018).

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
*Confidential treatment has been granted for certain information contained in Exhibits 10.2 and 10.3, and the omitted portions have been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: May 4, 2018	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer