Form 10-Q
period 2018-06-30
AdvanSix Inc.
filed 2018-08-03
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

The Registrant had 30,331,069 shares of common stock, $0.01 par value, outstanding at July 27, 2018.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$400,459	$361,441	$759,697	$738,145
Costs, expenses and other:
Costs of goods sold	342,958	299,298	664,278	613,193
Selling, general and administrative expenses	17,919	18,095	37,132	34,865
Other non-operating expense (income), net	1,582	2,965	5,128	4,763
	362,459	320,358	706,538	652,821

Income before taxes	38,000	41,083	53,159	85,324
Income taxes	9,590	15,317	13,156	32,265
Net income	$28,410	$25,766	$40,003	$53,059

Earnings per common share
Basic	$0.93	$0.85	$1.31	$1.74
Diluted	$0.91	$0.83	$1.28	$1.71
Weighted average common shares outstanding
Basic	30,481,627	30,482,966	30,485,095	30,482,966
Diluted	31,305,168	30,986,854	31,294,323	30,977,472

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$28,410	$25,766	$40,003	$53,059
Foreign exchange translation adjustment	(17)	(1)	(18)	(3)
Pension obligation adjustments	—	—	410	—
Other comprehensive income (loss), net of tax	(17)	(1)	392	(3)
Comprehensive income	$28,393	$25,765	$40,395	$53,056

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$16,714	$55,432
Accounts and other receivables – net	155,724	196,003
Inventories – net	122,129	129,208
Other current assets	5,869	7,130
Total current assets	300,436	387,773
Property, plant and equipment – net	619,267	612,612
Goodwill	15,005	15,005
Other assets	36,443	34,884
Total assets	$971,151	$1,050,274

LIABILITIES
Current liabilities:
Accounts payable	$176,589	$227,711
Accrued liabilities	28,208	35,013
Income taxes payable	3,258	1
Deferred income and customer advances	2,425	17,194
Line of credit – short-term	18,300	—
Current portion of long-term debt	—	16,875
Total current liabilities	228,780	296,794
Deferred income taxes	99,121	92,276
Line of credit – long-term	191,700	—
Long-term debt	—	248,339
Postretirement benefit obligations	29,212	33,396
Other liabilities	4,261	3,144
Total liabilities	553,074	673,949

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 30,524,738 shares issued and 30,445,636 outstanding at June 30, 2018; 30,482,966 shares issued and outstanding at December 31, 2017	305	305
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Treasury stock at par (79,102 shares at June 30, 2018; 0 shares at December 31, 2017)	(1)	—
Additional paid-in capital	264,849	263,081
Retained earnings	161,578	121,985
Accumulated other comprehensive loss	(8,654)	(9,046)
Total stockholders' equity	418,077	376,325
Total liabilities and stockholders' equity	$971,151	$1,050,274

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$40,003	$53,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,913	22,959
Loss on disposal of assets	1,336	1,189
Deferred income taxes	6,845	20,500
Stock based compensation	4,880	3,619
Accretion of deferred financing fees	1,589	296
Changes in assets and liabilities:
Accounts and other receivables	43,913	(7,945)
Inventories	7,079	(2,509)
Accounts payable	(33,442)	(14,157)
Income taxes payable	3,257	4,949
Accrued liabilities	(6,805)	(227)
Deferred income and customer advances	(14,769)	(23,982)
Other assets and liabilities	(2,578)	3,041
Net cash provided by operating activities	77,221	60,792

Cash flows from investing activities:
Expenditures for property, plant and equipment	(53,423)	(47,785)
Other investing activities	(1,254)	(4,062)
Net cash used for investing activities	(54,677)	(51,847)

Cash flows from financing activities:
Payment of long-term debt	(266,625)	—
Borrowings from line of credit	261,000	276,000
Payments of line of credit	(51,000)	(276,000)
Payment of line of credit fees	(1,362)	—
Principal payments under capital lease	(162)	(70)
Purchase of treasury shares	(3,113)	—
Net cash used for financing activities	(61,262)	(70)

Net change in cash and cash equivalents	(38,718)	8,875
Cash and cash equivalents at beginning of period	55,432	14,199
Cash and cash equivalents at the end of period	$16,714	$23,074

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$7,704	$16,980

Supplemental cash investing activities:
Cash paid for interest	$3,204	$5,244
Cash paid for income taxes	$2,240	$6,671

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2018, and its results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The Condensed Consolidated Balance Sheets at December 31, 2017 were derived from audited annual financial statements but do not contain all of the footnote disclosures from the annual financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (the "2017 Form 10-K") for the year ended December 31, 2017. All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2018 and 2017 were June 30, 2018 and July 1, 2017, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at June 30, 2018, and December 31, 2017 aggregated $5.7 million and $8.5 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The Company had approximately 30.4

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

million shares of common stock outstanding as of June 30, 2018. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid-in capital.

As of June 30, 2018, the Company had repurchased 70,107 shares of common stock for an aggregate of $2.7 million under the currently authorized program at a weighted average market price of $39.10 per share. As of June 30, 2018, $72.3 million remained available for share repurchases under the currently authorized program.

2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows companies to reclassify to Retained earnings the stranded tax effects in Accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act (the "Tax Act"). The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. The Company elected to early adopt this guidance effective January 1, 2018 and to reclassify the stranded tax effects from the Tax Act from Accumulated other comprehensive income to Retained earnings (see Note 10).

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715), in order to improve the presentation of net periodic pension and postretirement costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update related to income statement activity were applied retrospectively whereas balance sheet activity was applied prospectively. For public business entities, the effective date for ASU 2017-07 was annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted this guidance effective January 1, 2018 and there was no impact on the Company’s consolidated financial position and results of operations upon adoption other than pension expense reclassifications in the 2017 Consolidated Statement of Operations which reduced Costs of goods sold and Selling, general and administrative expenses and increased Other non-operating expense (income), net.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced the existing accounting standards for revenue recognition with a single comprehensive five-step model eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. Since its issuance, the FASB amended several aspects of the new guidance, including provisions that address revenue recognition associated with the licensing of intellectual property. The provisions of ASU 2014-09 became effective for public business entities for interim and annual periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018 using the modified retrospective method of transition and there was no cumulative impact adjustment on the Company’s Consolidated Financial Position and Results of Operations. Under this standard, revenue

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

recognition from the Company's products remained unchanged from the Company's previous revenue recognition model. As a result of adopting this standard, the Company expanded its revenue recognition disclosures (see Note 3).

3. Revenues

Revenue Recognition

The Company recognizes revenue upon the transfer of control of goods or services to customers at amounts that reflect the consideration expected to be received. AdvanSix primarily recognizes revenues when title and control of the product transfers from the Company to the customer. Outbound shipping costs incurred by the Company are not included in revenues but are reflected as freight expense in Costs of goods sold in the Consolidated Statements of Operations.
Sales of our products to customers are made under a purchase order, and in certain cases in accordance with the terms of a master services agreement. These agreements typically contain formula-based pass-through pricing tied to key feedstock materials and volume ranges, but often do not specify the goods, including the quantities thereof, to be transferred. Certain master services agreements (including with respect to our largest customer) may contain minimum purchase volumes which can be satisfied by the customer on a periodic basis by choosing from various products offered by the Company. In these cases, a performance obligation is created when a customer submits a purchase order for a specific product at a specified price, typically providing for delivery within the next 60 days. The Company considers the performance obligation with respect to such purchase order satisfied at the point in time when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and risk of loss to the customer. Variable consideration is estimated for future volume rebates and early pay discounts on certain products and product returns.  The Company records variable consideration as an adjustment to the sale transaction price.  Since variable consideration is generally settled within one year, the time value of money is not significant.
The Company applies the practical expedient in Topic 606 and does not include disclosures regarding remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any.
The Company also utilizes the practical expedient in Topic 606 and does not include an adjustment for the effects of a significant financing component given the expected period duration of one year or less.
We serve more than 500 customers annually in more than 40 countries and across a wide variety of industries. For the three months ended June 30, 2018 and 2017, the Company's ten largest customers accounted for approximately 45% of total sales for each period. For the six months ended June 30, 2018 and 2017, the Company’s ten largest customers accounted for approximately 45% and 43% of total sales, respectively.
We typically sell to customers under contracts, with one- to two-year terms on average, or by purchase orders. We have historically experienced low customer turnover.
Each of the Company’s product lines represented the following approximate percentage of total sales for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Nylon	27%	29%	28%	29%
Caprolactam	19%	18%	18%	19%
Ammonium Sulfate Fertilizers	21%	21%	20%	20%
Chemical Intermediates	33%	32%	34%	32%
	100%	100%	100%	100%

The Company's revenues by geographic area for the three and six months ended June 30, 2018 and 2017 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$342,497	$299,537	$640,145	$600,035
International	57,962	61,904	119,552	138,110
Total	$400,459	$361,441	$759,697	$738,145

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the six months ended June 30, 2018:

Opening balance January 1, 2018	$17,194
Additional cash advances	2,107
Less amounts recognized in revenues	(16,876)
Ending balance June 30, 2018	$2,425
The Company expects to recognize as revenue the June 30, 2018 ending balance of Deferred Income and Customer Advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic
Net Income	$28,410	$25,766	$40,003	$53,059
Weighted average common shares outstanding	30,481,627	30,482,966	30,485,095	30,482,966
EPS – Basic	$0.93	$0.85	$1.31	$1.74
Diluted
Dilutive effect of unvested equity awards and other stock-based holdings	823,541	503,888	809,228	494,506
Weighted average common shares outstanding	31,305,168	30,986,854	31,294,323	30,977,472
EPS – Diluted	$0.91	$0.83	$1.28	$1.71

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended June 30, 2018 and 2017, stock options of 128,777 and 175,026, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

On March 2, 2018, the Company granted equity awards representing 231,162 shares of common stock under the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates (the "2016 Stock Plan") to Company employees consisting of 128,777 stock options, 58,078 performance stock units (at target) and 44,307 restricted stock units. These equity awards have a per share strike price (for stock options) or grant date fair value per share (for performance stock units and restricted stock units) of $41.97 with vesting periods ranging from 12 to 36 months.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

On June 14, 2018, the Company granted equity awards representing 20,760 shares of common stock under the 2016 Stock Plan to certain Company employees and the Company’s Board of Directors consisting of restricted stock units. These equity awards have a grant date fair value per share of $40.74 with vesting periods ranging from 12 to 36 months.

In September 2017, the Board adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund.  Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix Inc. common stock upon distribution. As of June 30, 2018, a total of 5,331 units were allocated to the AdvanSix stock unit fund under the DCP during 2018.

In the second quarter of 2018, the Company repurchased 70,107 shares of common stock for $2.7 million at a weighted average market price of $39.10 per share. The purchase of shares under the repurchase program reduces the weighted average number of shares outstanding in the basic and diluted earnings per share calculations.

5. Accounts and Other Receivables – Net

	June 30, 2018	December 31, 2017
Accounts receivables	$155,185	$188,477
Other	2,235	8,936
Total accounts and other receivables	157,420	197,413
Less – allowance for doubtful accounts	(1,696)	(1,410)
Total accounts and other receivables – net	$155,724	$196,003

The decrease in Total accounts and other receivables – net at June 30, 2018 versus December 31, 2017 was due primarily to increased collections during the six months ended June 30, 2018 related to a trade receivables discount arrangement with a third-party financial institution, which enhances liquidity and enables the Company to efficiently manage its working capital needs, as well as the collection of a Federal income tax refund.

6. Inventories

	June 30, 2018	December 31, 2017
Raw materials	$50,151	$48,502
Work in progress	43,269	50,511
Finished goods	32,816	35,430
Spares and other	24,364	23,091
	150,600	157,534
Reduction to LIFO cost basis	(28,471)	(28,326)
Total inventories – net	$122,129	$129,208

The decrease in Total inventories – net as of June 30, 2018 compared to December 31, 2017 is due to lower levels of production, including the impact of the unplanned weather-related outage in January 2018, during the six months ended June 30, 2018.

7. Long-term Debt and Credit Agreement

The Company’s debt at June 30, 2018 consisted of the following:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Total term loan outstanding	$—
Amounts outstanding under the Revolving Credit Facility	210,000
Total outstanding indebtedness	210,000
Less: Line of credit – short-term	(18,300)
Line of credit – long-term	$191,700

At June 30, 2018, the Company assessed the amount recorded under the Revolving Credit Facility (defined below) and determined that such amounts approximate fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

The outstanding balances under the Revolving Credit Agreement are classified as $18.3 million as short-term and $191.7 million as long-term. The amount included in Line of credit - short-term, noted above and included on the accompanying Condensed Consolidated Balance Sheets, represents the outstanding balance the Company anticipates paying within one year.

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

On the Amendment Date, the Company borrowed $242 million under the Revolving Credit Facility. The proceeds of such loans, as well as cash on hand, were used to repay the outstanding Term Loan under the Original Credit Agreement. The Revolving Credit Facility under the Amended and Restated Credit Agreement has a 5-year term with a scheduled maturity date of February 21, 2023. The Amendment resulted in an increase in the Revolving Credit Facility to replace the Term Loan and provides increased borrowing flexibility and reduced overall borrowing costs with an approximate 50 basis point reduction in the interest rate spread.

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

In addition to the amount borrowed on the Amendment Date, the Company has since borrowed an incremental $19 million ($4 million in first quarter and $15 million in second quarter) for working capital purposes under the Revolving Credit Facility and repaid $51 million ($16 million in first quarter and $35 million in second quarter) to bring the balance under the Revolving Credit Facility to $210 million at June 30, 2018.

The Company had approximately $6.6 million of letter of credit agreements outstanding at June 30, 2018, of which $5.5 million are bi-lateral letters of credit and $1.1 million are provided to the Company under the Revolving Credit Facility.

8. Postretirement Benefit Cost

The components of net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service costs	$2,001	$1,908	$4,003	$3,816
Interest costs	469	333	938	666
Expected return on plan assets	(287)	(76)	(575)	(152)
Net periodic benefit cost	$2,183	$2,165	$4,366	$4,330

The Company plans to make contributions during calendar year 2018 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $10.0 to $15.0 million and will make additional contributions in future years sufficient to satisfy pension funding requirements in those periods. The Company made contributions of $2.0 million in the first quarter of 2018 and $6.6 million in the second quarter of 2018.
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

9. Commitments and Contingencies

The Company is subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of the Company or other third parties in the normal and ordinary course of business. A liability is recognized for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on an analysis of each matter with the assistance of legal counsel and, if applicable, other experts.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility.  On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company continues to cooperate fully with the authorities and is providing information in response to the subpoena. The Company’s production across its sites was not affected by these events and the Company expects to continue operating safely at plan moving forward.  While the Company may incur penalties or fines in connection with the federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

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

10. Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the three and six months ended June 30, 2018. For interim reporting purposes, the Company recorded a benefit to the Income taxes of $0.2 million as a discrete item related to excess tax benefits associated with the vesting of restricted stock units for the six months ended June 30, 2018. The provision for income taxes was $9.6 million and $15.3 million for the three months ended June 30, 2018 and 2017, respectively. The provision for income taxes was $13.2 million and $32.3 million for the six months ended June 30, 2018 and 2017, respectively.

As a result of the early adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, during the six months ended June 30, 2018, the Company elected to reclassify $0.4 million from Accumulated other comprehensive income to Retained earnings. The reclassification results from the remeasurement of deferred taxes pursuant to the Tax Act related to the Company’s pension plan that was recognized as a component of Income taxes related to continuing operations for the year ended December 31, 2017 which was originally recognized in Other comprehensive income. The Company elected the optional transition method and recorded the adjustment at the beginning of the period of adoption of ASU 2018-02. The Company’s current accounting policy related to stranded tax effects in Accumulated other comprehensive income is to review and reclassify on an item by item basis.

The Company has not made any adjustments in the six months ended June 30, 2018 related to the financial impacts of the Tax Act recorded as provisional amounts in 2017 under Staff Accounting Bulletin No. 118.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “will,” “estimate,” “expect,” “intend” and similar expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information then available to, our management at the time such statements are made. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors including those detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Since the peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as the global market has experienced large increases in supply without a commensurate increase in demand. Most of this supply increase has been built by new Chinese manufacturers, resulting in margin compression for Nylon 6 resin and caprolactam in recent years to historic lows. Beginning in the second half of 2016, capacity reductions by our competitors have occurred in North America and Europe improving supply/demand fundamentals in North America with continued dynamic conditions globally. We believe that, in addition to a potential recovery that has historically followed periods of oversupply and declining prices, Nylon 6 end-market growth will continue to generally track global GDP with certain applications, including engineered plastics and packaging, growing at faster rates. Additionally, one of our strategies is to continue developing specialty nylon 6 and nylon 6 based copolymer products that we believe will generate higher margins.

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

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, but quarterly sales experience cyclicality based on the timing and length of the growing seasons in North and South America. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

We also manufacture, market and sell a number of chemical intermediate products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of adhesives, paints, coatings and solvents.

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

While our integrated manufacturing, scale and the quantity and range of our product offerings make us one of the most efficient manufacturers in our industry, it also exposes us to increased risk associated with unplanned downtime or material disruptions at any one of our production facilities which could impact the supply chain throughout our manufacturing process. Should unplanned outages occur, we may not have enough buffer inventory at any given time to offset such production losses. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause unplanned downtime as well.

Recent Developments

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility.  On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company continues to cooperate fully with the authorities and is providing information in response to the subpoena. The Company’s production across its sites was not affected by these events and the Company expects to continue operating safely at plan moving forward.  While the Company may incur penalties or fines in connection with the federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The Company had approximately 30.4 million shares of common stock outstanding as of June 30, 2018. See Part II, Item 2 of this Form 10-Q for information regarding the Company's repurchase activity during the three months ended June 30, 2018.

2018 Operational Events

On January 17, 2018, the Company announced that it had experienced a temporary production issue at its Hopewell, Virginia facility related to the severe winter weather. As a result of this unplanned interruption, caprolactam and resin production had been reduced at the Hopewell and Chesterfield, Virginia facilities. As a result of these events, the Company incurred a $20 million unfavorable impact to pre-tax income in the first quarter of 2018 including the impact of fixed cost absorption, maintenance expense and incremental raw material costs. In addition, the Company incurred an approximately $10 million unfavorable impact to pre-tax income in the first quarter due to lost sales. The Company informed its customers of this force majeure event and actively worked to mitigate the impact of reduced production output on its customers’ operations. As previously disclosed, the required mechanical repair work was completed as expected. The Company has submitted a business interruption insurance claim.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$400,459	$361,441	$759,697	$738,145
% change compared with prior year period	10.8%		2.9%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Volume	4.0%	(1.9)%
Price	6.8%	4.8%
	10.8%	2.9%

Sales increased in the three months ended June 30, 2018 compared to the prior year period by $39.0 million or approximately 11% due primarily to higher sales prices of 7% driven by formula-based pass-through pricing, particularly for benzene and propylene (inputs to cumene which is a key feedstock material for our products) and volume increases of 4% driven by ammonium sulfate, caprolactam and chemical intermediates.

Sales increased in the six months ended June 30, 2018 compared to the prior year period by $21.6 million or approximately 3% due to higher sales prices of 5% driven by (i) formula-based pass-through pricing (approximately 4% favorable impact), and (ii) market-based price increases in nylon, ammonium sulfate and caprolactam (approximately 1% favorable impact) offset partially by volume decreases of 2% associated with the unplanned outage in January 2018.

Costs of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Costs of goods sold	$342,958	$299,298	$664,278	$613,193
% change compared with prior year period	14.6%		8.3%
Gross Margin percentage	14.4%	17.2%	12.6%	16.9%

Costs of goods sold increased in the three months ended June 30, 2018 compared to the prior year period by $43.7 million or approximately 15% due primarily to (i) higher prices of raw materials, particularly benzene and propylene (approximately 9%), (ii) higher sales volumes of ammonium sulfate, caprolactam and chemical intermediates (approximately 3%), and (iii) increased manufacturing costs including purchases of feedstocks which are normally manufactured by the Company (approximately 3%).

Costs of goods sold increased in the six months ended June 30, 2018 compared to the prior year period by $51.1 million or approximately 8% due primarily to the (i) the unplanned outage in January 2018 in which the Company incurred an unfavorable impact of approximately $20 million for the impact of fixed cost absorption, maintenance expense and higher costs associated with the purchase of feedstocks which are normally manufactured by the Company (approximately 5%), and (ii) higher prices of raw materials, particularly benzene and propylene (approximately 5%) offset partially by lower sales volumes (approximately 1%).

Gross margin percentage decreased by approximately 3% in the three months ended June 30, 2018 compared to the prior year period due primarily to increased manufacturing costs including purchases of feedstocks which are normally manufactured by the Company as well as the impact of formula-based pass-through pricing as discussed above.

Gross margin percentage decreased by approximately 4% in the six months ended June 30, 2018 compared to the prior year period due primarily to the impact of the unplanned outage in January 2018 as discussed above.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative expenses	$17,919	$18,095	$37,132	$34,865
Percent of sales	4.5%	5.0%	4.9%	4.7%

Selling, general and administrative expenses decreased by $0.2 million in the three months ended June 30, 2018 compared to the prior year period due to lower IT infrastructure costs associated with the exit of Honeywell transition services, partially offset by legal costs associated with the federal inquiry at the Hopewell facility discussed above.
Selling, general and administrative expenses increased by $2.3 million in the six months ended June 30, 2018 compared to the prior year period due primarily to legal costs associated with the federal inquiry at the Hopewell facility and stand-alone costs related to the build-out of IT infrastructure.
Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Tax expense	$9,590	$15,317	$13,156	$32,265
Effective tax rate	25.2%	37.3%	24.7%	37.8%

The Company’s effective tax rate for the three and six months ended June 30, 2018 was higher compared to the U.S. federal statutory rate due primarily to state taxes and executive compensation deduction limitations resulting from the passage of the Tax Act offset partially by the newly enacted foreign-derived intangible income deduction and the discrete tax benefit related to vesting of restricted stock units. The Company’s effective tax rate for the three and six months ended June 30, 2018 was lower than the prior year period due primarily to the passage of the Tax Act which reduced the corporate tax rate to 21% from 35% for periods beginning after December 31, 2017.

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$28,410	$25,766	$40,003	$53,059

As a result of the factors described above, Net income was $28.4 million and $40.0 million for the three and six months ended June 30, 2018, respectively, as compared to $25.8 million and $53.1 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$28,410	$25,766	$40,003	$53,059
Interest expense, net	1,598	1,873	4,688	3,412
Income taxes	9,590	15,317	13,156	32,265
Depreciation and amortization	13,371	11,663	25,913	22,959
EBITDA (non-GAAP)	$52,969	$54,619	$83,760	$111,695

Sales	$400,459	$361,441	$759,697	$738,145

EBITDA Margin (non-GAAP)	13.2%	15.1%	11.0%	15.1%

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

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures including high return growth and cost savings investments, share repurchases, employee benefit obligations, interest payments, debt management and strategic acquisitions. We believe that our future cash from operations, together with our access to funds on hand and credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2017 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

The Company plans to make total pension plan contributions during 2018 sufficient to satisfy pension funding requirements in an aggregate amount of approximately $10.0 to $15.0 million. In 2018, the Company made contributions of approximately $2.0 million during the first quarter and $6.6 million in the second quarter.

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The Company had approximately 30.4 million shares of common stock outstanding as of June 30, 2018.

As of June 30, 2018, the Company had repurchased 70,107 shares of common stock for an aggregate of $2.7 million under the share repurchase program at a weighted average market price of $39.10 per share. As of June 30, 2018, $72.3 million remained available for repurchase under the currently authorized program. During the period July 1, 2018 through July 31, 2018, we repurchased an additional 124,767 shares at a weighted average market price of $38.32 per share. After giving effect to these repurchases, we have approximately $67.5 million million of remaining capacity authorized under the currently authorized program.

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

On the Amendment Date, the Company borrowed $242 million under the Revolving Credit Facility. The proceeds of such loans, as well as cash on hand, were used to repay the outstanding Term Loan under the Original Credit Agreement. The Revolving Credit Facility under the Amended and Restated Credit Agreement has a 5-year term with a scheduled maturity date of February 21, 2023. The Amendment resulted in an increase in the Revolving Credit Facility to replace the Term Loan and provides increased borrowing flexibility and reduced overall borrowing costs with an approximate 50 basis point reduction in the interest rate spread.

The Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at June 30, 2018. As of June 30, 2018, $213.9 million is available for use out of the total credit facility of $425 million under the Amended and Restated Credit Agreement.

In addition to the amount borrowed on the Amendment Date, the Company has since borrowed an incremental $19 million ($4 million in first quarter and $15 million in second quarter) for working capital purposes under the Revolving Credit Facility and repaid $51 million ($16 million in first quarter and $35 million in second quarter) to bring the balance under the Revolving Credit Facility to $210 million at June 30, 2018. Going forward, cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

For additional details regarding the Amended and Restated Credit Agreement, refer to “Note 7. Long-term Debt and Credit Agreement” to the Condensed Consolidated Financial Statements.

Cash Flow Summary

	Six Months Ended June 30,
	2018	2017
Cash provided by (used for):
Operating activities	$77,221	$60,792
Investing activities	(54,677)	(51,847)
Financing activities	(61,262)	(70)
Net change in cash and cash equivalents	$(38,718)	$8,875

Cash provided by operating activities increased by $16.4 million for the six months ended June 30, 2018 versus the prior year period due primarily to (i) a $51.4 million improvement in working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income and customer advances) with higher collections providing $43.9 million of cash from Accounts and other receivables during the six months ended June 30, 2018 compared to a $7.9 million unfavorable cash impact in the prior year period partially offset by a $19.3 million reduction in Accounts payable due to the timing of payments during the six months ended June 30, 2018, (ii) a $13.1 million decrease in Net income versus the prior year period due primarily to the January 2018 unplanned outage, and (iii) a $13.7 million less favorable cash impact from changes in Deferred income taxes versus the prior year period due primarily to the utilization of net operating losses in 2017.

Cash used for investing activities increased by $2.8 million for the six months ended June 30, 2018 versus the prior year period due primarily to an increase in cash paid for capital expenditures of $5.6 million.

Cash used for financing activities increased by $61.2 million for the six months ended June 30, 2018 versus the prior year period primarily due to the repayment of borrowings, as described above. During the six months ended June 30, 2018, the Company amended its Credit Facility, as described above.

Capital Expenditures
(Dollars in thousands, unless otherwise noted)

Our operations are capital intensive, requiring ongoing investments that have consisted, and are expected to continue to consist, primarily of capital expenditures required to maintain and improve equipment reliability, expand production output, further improve mix, yield and cost position, and comply with environmental and safety regulations.

The following table summarizes ongoing and expansion capital expenditures:

Six Months Ended June 30, 2018
Capital expenditures in Accounts payable at December 31, 2017	$25,222
Purchases of property, plant and equipment	35,905
Less: Capital expenditures in Accounts payable at June 30, 2018	(7,704)
Cash paid for capital expenditures	$53,423

For the full year 2018, we expect the Company’s total capital expenditures to be in the range of $110 - $115 million.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2018, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2017 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Amended and Restated Credit Agreement. We have not used derivative financial instruments in our investment portfolio. The Amended and Restated Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Amended and Restated Credit Agreement. Based on current borrowing levels, a 25-basis point fluctuation in interest rates for the six months ended June 30, 2018 would result in an increase or decrease to our interest expense of approximately $0.3 million.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility.  On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company continues to cooperate fully with the authorities and is providing information in response to the subpoena. The Company’s production across its sites was not affected by these events and the Company expects to continue operating safely at plan moving forward. While the Company may incur penalties or fines in connection with the federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

ITEM 1A. RISK FACTORS

Except as set forth in the new risk factor included below, there have been no material changes to our risk factors as previously disclosed in the Company’s 2017 Form 10-K.

Data privacy, information security and protection of confidential information may require significant resources and presents certain risks.

We maintain, have access to and process certain confidential or sensitive data, including proprietary business information, personal data and other information, that may be subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such information and data, we may be vulnerable to material security breaches, theft, misplaced or lost data, or errors by employees or third-party providers that could potentially cause such information and data to be compromised, or lead to improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. In addition, there are different and potentially conflicting data privacy laws in effect in the domestic and foreign jurisdictions in which we operate, including the General and Data Protection Regulations (GDPR) recently implemented in the European Union, and we must comply with all applicable laws and standards. Noncompliance with these laws can result in reputational damage, fine and penalties, and enforcement proceedings and litigation, any of which may adversely affect our business, reputation and financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended June 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	75,000,000
June 1 - June 30	70,107	39.10	70,107	72,258,879
Total	70,107	$39.10	70,107	$72,258,879

During the period July 1, 2018 through July 31, 2018, we repurchased an additional 124,767 shares at a weighted average market price of $38.32 per share. After giving effect to these repurchases, we have approximately $67.5 million million of remaining capacity authorized under the currently authorized program.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
10.1	Form of Noncompete Agreement for Senior Executives.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: August 3, 2018	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer