Form 10-Q
period 2018-09-30
AdvanSix Inc.
filed 2018-11-02
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The Registrant had 29,802,868 shares of common stock, $0.01 par value, outstanding at October 26, 2018.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$368,653	$366,660	$1,128,350	$1,104,805
Costs, expenses and other:
Costs of goods sold	343,434	309,408	1,007,712	922,604
Selling, general and administrative expenses	18,057	19,050	55,189	53,914
Other non-operating expense (income), net	1,453	2,390	6,581	7,153
Total costs, expenses and other	362,944	330,848	1,069,482	983,671

Income before taxes	5,709	35,812	58,868	121,134
Income taxes	229	14,538	13,385	46,803
Net income	$5,480	$21,274	$45,483	$74,331

Earnings per common share
Basic	$0.18	$0.70	$1.50	$2.44
Diluted	$0.18	$0.68	$1.46	$2.40
Weighted average common shares outstanding
Basic	30,160,991	30,482,966	30,375,873	30,482,966
Diluted	30,983,834	31,159,710	31,189,640	31,013,606

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,480	$21,274	$45,483	$74,331
Foreign exchange translation adjustment	(8)	(12)	(26)	(15)
Pension obligation adjustments	—	—	410	—
Other comprehensive income (loss), net of tax	(8)	(12)	384	(15)
Comprehensive income	$5,472	$21,262	$45,867	$74,316

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,206	$55,432
Accounts and other receivables – net	149,099	196,003
Inventories – net	115,026	129,208
Other current assets	3,900	7,130
Total current assets	288,231	387,773
Property, plant and equipment – net	639,728	612,612
Goodwill	15,005	15,005
Other assets	37,312	34,884
Total assets	$980,276	$1,050,274

LIABILITIES
Current liabilities:
Accounts payable	$209,239	$227,712
Accrued liabilities	26,310	35,013
Deferred income and customer advances	2,295	17,194
Line of credit – short-term	9,400	—
Current portion of long-term debt	—	16,875
Total current liabilities	247,244	296,794
Deferred income taxes	101,092	92,276
Line of credit – long-term	190,600	—
Long-term debt	—	248,339
Postretirement benefit obligations	28,145	33,396
Other liabilities	4,350	3,144
Total liabilities	571,431	673,949

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 30,555,715 shares issued and 29,991,468 outstanding at September 30, 2018; 30,482,966 shares issued and outstanding at December 31, 2017	306	305
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Treasury stock at par (564,247 shares at September 30, 2018; 0 shares at December 31, 2017)	(6)	—
Additional paid-in capital	250,149	263,081
Retained earnings	167,058	121,985
Accumulated other comprehensive loss	(8,662)	(9,046)
Total stockholders' equity	408,845	376,325
Total liabilities and stockholders' equity	$980,276	$1,050,274

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$45,483	$74,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,905	35,524
Loss on disposal of assets	1,560	1,236
Deferred income taxes	8,816	40,478
Stock based compensation	7,506	5,686
Accretion of deferred financing fees	1,696	444
Changes in assets and liabilities:
Accounts and other receivables	46,878	(20,825)
Inventories	14,182	28,504
Accounts payable	(10,675)	(33,893)
Income taxes payable	—	(68)
Accrued liabilities	(9,703)	2,234
Deferred income and customer advances	(14,899)	(24,766)
Other assets and liabilities	(2,014)	(10,414)
Net cash provided by operating activities	127,735	98,471

Cash flows from investing activities:
Expenditures for property, plant and equipment	(72,650)	(67,206)
Other investing activities	(1,656)	(5,387)
Net cash used for investing activities	(74,306)	(72,593)

Cash flows from financing activities:
Payment of long-term debt	(266,625)	—
Borrowings from line of credit	284,500	308,500
Payments of line of credit	(84,500)	(308,500)
Payment of line of credit fees	(1,362)	—
Principal payments under capital lease	(225)	(91)
Purchase of treasury shares	(20,443)	—
Net cash used for financing activities	(88,655)	(91)

Net change in cash and cash equivalents	(35,226)	25,787
Cash and cash equivalents at beginning of period	55,432	14,199
Cash and cash equivalents at the end of period	$20,206	$39,986

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$17,649	$17,228

Supplemental cash investing activities:
Cash paid for interest	$4,406	$7,976
Cash paid for income taxes	$7,254	$12,695

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2018, and its results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The Condensed Consolidated Balance Sheets at December 31, 2017 were derived from audited annual financial statements but do not contain all of the footnote disclosures from the annual financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K (the "2017 Form 10-K") for the year ended December 31, 2017. All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2018 and 2017 were September 29, 2018 and September 30, 2017, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at September 30, 2018, and December 31, 2017 aggregated $8.2 million and $8.5 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

discontinued at any time. The Company had approximately 30 million shares of common stock outstanding as of September 30, 2018. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid-in capital.

As of September 30, 2018, the Company had repurchased 545,282 shares of common stock for an aggregate of $19.7 million under the currently authorized program at a weighted average market price of $36.06 per share. As of September 30, 2018, $55.3 million remained available for share repurchases under the currently authorized program.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). Initial guidance states the new standard be applied under a modified retrospective approach. During August 2018, however, the FASB issued ASU 2018-11, Leases (Topic 842), providing another transition method allowing a company to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We continue to evaluate the impact of the new standard on the Company’s consolidated financial position, results of operations and related disclosures. Although we have not yet completed our assessment, adoption of this standard will have a significant impact on the Consolidated Balance Sheets.  However, we do not expect adoption of this standard to have a significant impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.  Information about our undiscounted future lease payments and the timing of those payments is provided in Note 8 of the 2017 Form 10-K.  The Company plans to adopt this standard effective January 1, 2019.

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
We serve more than 500 customers annually in more than 40 countries and across a wide variety of industries. For the three months ended September 30, 2018 and 2017, the Company's ten largest customers accounted for approximately 48% and 44% of total sales, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s ten largest customers accounted for approximately 45% and 43% of total sales, respectively.
We typically sell to customers under contracts, with one- to two-year terms on average, or by purchase orders. We have historically experienced low customer turnover.
Each of the Company’s product lines represented the following approximate percentage of total sales for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Nylon	28%	28%	28%	29%
Caprolactam	18%	19%	18%	19%
Ammonium Sulfate Fertilizers	19%	20%	20%	20%
Chemical Intermediates	35%	33%	34%	32%
	100%	100%	100%	100%

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company's revenues by geographic area for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$306,050	$289,480	$946,195	$889,515
International	62,603	77,180	182,155	215,290
Total	$368,653	$366,660	$1,128,350	$1,104,805

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred Income and Customer Advances for the nine months ended September 30, 2018:

Opening balance January 1, 2018	$17,194
Additional cash advances	2,883
Less amounts recognized in revenues	(17,782)
Ending balance September 30, 2018	$2,295
The Company expects to recognize as revenue the September 30, 2018 ending balance of Deferred Income and Customer Advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.  The details of the basic and diluted EPS calculations for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic
Net Income	$5,480	$21,274	$45,483	$74,331
Weighted average common shares outstanding	30,160,991	30,482,966	30,375,873	30,482,966
EPS – Basic	$0.18	$0.70	$1.50	$2.44
Diluted
Dilutive effect of unvested equity awards and other stock-based holdings	822,843	676,744	813,767	530,640
Weighted average common shares outstanding	30,983,834	31,159,710	31,189,640	31,013,606
EPS – Diluted	$0.18	$0.68	$1.46	$2.40

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended September 30, 2018 and 2017, stock options of 135,535 and 70,782, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

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

In September 2017, the Board adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund.  Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix Inc. common stock upon distribution. As of September 30, 2018, a total of 8,570 units were allocated to the AdvanSix stock unit fund under the DCP during 2018.

In the third quarter of 2018, the Company repurchased 475,175 shares of common stock under the share repurchase program and 9,970 shares of common stock covering the tax withholding obligations in connection with the vesting of equity awards for a total of $17.3 million at a weighted average market price of $35.70 per share. The purchase of shares reduces the weighted average number of shares outstanding in the basic and diluted earnings per share calculations.

5. Accounts and Other Receivables – Net

	September 30, 2018	December 31, 2017
Accounts receivables	$145,444	$188,477
Other	5,380	8,936
Total accounts and other receivables	150,824	197,413
Less – allowance for doubtful accounts	(1,725)	(1,410)
Total accounts and other receivables – net	$149,099	$196,003

The decrease in Total accounts and other receivables – net at September 30, 2018 versus December 31, 2017 was due primarily to increased collections during the nine months ended September 30, 2018 related to a trade receivables discount arrangement with a third-party financial institution, lower sales and the collection of a Federal income tax refund.

6. Inventories

	September 30, 2018	December 31, 2017
Raw materials	$34,334	$48,502
Work in progress	56,049	50,511
Finished goods	29,063	35,430
Spares and other	24,052	23,091
	143,498	157,534
Reduction to LIFO cost basis	(28,472)	(28,326)
Total inventories – net	$115,026	$129,208

The decrease in Total inventories – net as of September 30, 2018 compared to December 31, 2017 is due to lower levels of raw materials driven by the timing of cumene deliveries.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

7. Long-term Debt and Credit Agreement

The Company’s debt at September 30, 2018 consisted of the following:

Total term loan outstanding	$—
Amounts outstanding under the Revolving Credit Facility	200,000
Total outstanding indebtedness	200,000
Less: Line of credit – short-term	(9,400)
Line of credit – long-term	$190,600

At September 30, 2018, the Company assessed the amount recorded under the Revolving Credit Facility (defined below) and determined that such amounts approximate fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

The outstanding balances under the Revolving Credit Agreement are classified as $9.4 million as short-term and $190.6 million as long-term. The amount included in Line of credit - short-term, noted above and included on the accompanying Condensed Consolidated Balance Sheets, represents the outstanding balance the Company anticipates paying within one year.

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

In addition to the amount borrowed on the Amendment Date, the Company has since borrowed an incremental $43 million ($4 million in first quarter, $15 million in second quarter and $24 million in the third quarter) for working capital purposes under the Revolving Credit Facility and repaid $85 million ($16 million in first quarter, $35 million in second quarter and $34 million in the third quarter) to bring the balance under the Revolving Credit Facility to $200 million at September 30, 2018.

The Company had approximately $6.6 million of letter of credit agreements outstanding at the end of the third quarter, of which $5.5 million are bi-lateral letters of credit outside the Revolving Credit Facility with $1.1 million outstanding under the Revolving Credit Facility.

8. Postretirement Benefit Cost

The components of net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service costs	$2,001	$1,908	$6,004	$5,724
Interest costs	469	333	1,407	999
Expected return on plan assets	(287)	(76)	(862)	(228)
Net periodic benefit cost	$2,183	$2,165	$6,549	$6,495

The Company made pension plan contributions of approximately $12 million during the nine months ended September 30, 2018 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan and will make additional contributions in future years sufficient to satisfy pension funding requirements in those periods. The Company made contributions of $2.0 million in the first quarter of 2018, $6.6 million in the second quarter of 2018 and $3.3 million in the third quarter of 2018.  The Company does not plan to make additional pension plan contributions during the fourth quarter of 2018.
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

10. Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the three and nine months ended September 30, 2018. For interim reporting purposes, the Company recorded a benefit to the Income taxes of $0.4 million as a discrete item related to excess tax benefits associated with the vesting of restricted stock units for the nine months ended September 30, 2018. The provision for income taxes was $0.2 million and $14.5 million for the three months ended September 30, 2018 and 2017, respectively. The provision for income taxes was $13.4 million and $46.8 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company recorded a $1.0 million immaterial out of period adjustment in connection with the filing of the 2017 U.S. federal income tax return, resulting in an income tax benefit in the third quarter. Additionally, under Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded a $0.6 million income tax benefit as a measurement period adjustment for the income tax effects related to the Tax Act for which the accounting under ASC 740 is incomplete and provisional estimates were recorded in the period of enactment. As a result of the total adjustments of $1.6 million, the Company revised the provisional estimate of the deferred income tax benefit attributable to the reduction in the U.S. federal corporate tax rate from 35% to 21% as originally recorded in December 2017. These adjustments decrease the Company’s effective tax rate for the nine months ended September 30, 2018 by 2.8%. The Company has not completed the accounting for the income tax effects of the Tax Act and the amounts recorded under SAB 118 remain provisional. The Company will complete the accounting for the income tax effects of the Tax Act during the quarter ending December 31, 2018.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

As a result of the early adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, during the nine months ended September 30, 2018, the Company elected to reclassify $0.4 million from Accumulated other comprehensive income to Retained earnings. The reclassification results from the remeasurement of deferred taxes pursuant to the Tax Act related to the Company’s pension plan that was recognized as a component of Income taxes related to continuing operations for the year ended December 31, 2017 which was originally recognized in Other comprehensive income. The Company elected the optional transition method and recorded the adjustment at the beginning of the period of adoption of ASU 2018-02. The Company’s current accounting policy related to stranded tax effects in Accumulated other comprehensive income is to review and reclassify on an item by item basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Report, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on February 27, 2018 (the “2017 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those incorporated by reference in Item 1A of Part II of this Report, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

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

Separation from Honeywell

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the separation of AdvanSix Inc. The separation was completed by Honeywell distributing all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date (the “Spin-Off”). Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. We filed our Form 10 describing the Spin-Off with the SEC, which was declared effective by the SEC on September 8, 2016 (the “Form 10”). On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol.

Business Overview

We produce and sell caprolactam as a commodity product and produce and sell our Nylon 6 resin as both a commoditized and specialized resin product. The production of these products is capital intensive, requiring ongoing investments to improve plant reliability, expand production capacity and achieve higher quality. Our results of operations are primarily driven by production volume and the spread between the sales prices of our products and the costs of the underlying raw materials built into the market-based pricing models for most of our products. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane are derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce specialized nylon resin products. Our specialized Nylon 6 products are typically valued at a higher level than commodity resin products.

Following the peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as the global market experienced large increases in supply without a commensurate increase in demand. Most of this supply increase was the result of Chinese manufacturers, resulting in margin compression for Nylon 6 resin and caprolactam to historic lows. Beginning in the second half of 2016, capacity reductions by our competitors have occurred in North America and Europe improving supply/demand fundamentals in North America with continued dynamic conditions globally. We believe that, in addition to a potential recovery that has historically followed periods of oversupply and declining prices, Nylon 6 end-market growth will continue to generally track global GDP with certain applications, including engineered plastics and packaging, growing at faster rates. Additionally, one of our strategies is to continue developing specialty nylon 6 and nylon 6 based copolymer products that we believe will generate higher margins.

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

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, but quarterly sales experience cyclicality based on the timing and length of the growing seasons in North and South America. North America ammonium sulfate prices are typically strongest during second quarter fertilizer application and then typically decline seasonally with new season fill in the third quarter. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

We also manufacture, market and sell a number of chemical intermediate products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone, which is used by our customers in the production of adhesives, paints, coatings and solvents. Prices for acetone are influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs.

We seek to run our production facilities on a nearly continuous basis for maximum efficiency as several of our intermediate products are key feedstock materials for other products in our integrated manufacturing chain. We schedule several planned turnarounds each year, referred to as plant turnarounds, to conduct routine and major maintenance across our facilities. While we may experience unplanned interruptions from time to time, we seek to mitigate the risk through regularly scheduled maintenance both for major and minor repairs at all our production facilities. We also utilize maintenance excellence and mechanical integrity programs and maintain appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, which are intended to mitigate the extent of any production losses as a result of planned and unplanned downtime.

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

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The Company had approximately 30.0 million shares of common stock outstanding as of September 30, 2018. See Part II, Item 2 of this Form 10-Q for information regarding the Company's repurchase activity during the three months ended September 30, 2018.

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

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$368,653	$366,660	$1,128,350	$1,104,805
% change compared with prior year period	0.5%		2.1%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Volume	(9.7)%	(4.5)%
Price	10.2%	6.6%
	0.5%	2.1%

Sales increased in the three months ended September 30, 2018 compared to the prior year period by $2.0 million (approximately 1%) due primarily to higher sales prices (approximately 10%) driven by formula-based pass-through pricing, particularly for benzene and propylene (inputs to cumene which is a key feedstock material for our products).  Market-based pricing was nearly flat due to increases in ammonium sulfate primarily offset by decreases in chemical intermediates, particularly acetone. Volume decreased by approximately 10% due primarily to a planned plant turnaround at the Hopewell facility and lower production output versus the prior year.

Sales increased in the nine months ended September 30, 2018 compared to the prior year period by $23.5 million (approximately 2%) due to higher sales prices (approximately 7%) driven by (i) formula-based pass-through pricing (approximately 6% favorable impact), and (ii) market-based price increases in ammonium sulfate and nylon (approximately 1% favorable impact), partially offset by volume decreases of approximately 5% associated with the unplanned outage in January 2018 and timing of the planned plant turnaround in the third quarter of 2018.

Costs of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Costs of goods sold	$343,434	$309,408	$1,007,712	$922,604
% change compared with prior year period	11.0%		9.2%
Gross Margin percentage	6.8%	15.6%	10.7%	16.5%

Costs of goods sold increased in the three months ended September 30, 2018 compared to the prior year period by $34 million (approximately 11%) due primarily to (i) higher prices of raw materials, particularly propylene, benzene and sulfur (approximately 13%), and (ii) increased manufacturing costs including the planned plant turnarounds in the third quarter of 2018 and purchases of feedstocks which are normally manufactured by the Company (approximately 10%), partially offset by lower sales volumes (approximately 10%) driven by the planned plant turnaround in the third quarter of 2018 and lower production output and the impact of the prior year LIFO cost basis charge (approximately 1%).

Costs of goods sold increased in the nine months ended September 30, 2018 compared to the prior year period by $85.1 million (approximately 9%) due primarily to (i) the higher prices of raw materials, particularly propylene, benzene and sulfur (approximately 8%), and (ii) the impact of planned plant turnarounds and the unplanned outage in January 2018, including fixed cost absorption, maintenance expense and higher costs associated with the purchase of feedstocks which are normally manufactured by the Company (approximately 7%), partially offset by lower sales volumes (approximately 4%).

Gross margin percentage decreased by approximately 9% in the three months ended September 30, 2018 compared to the prior year period due to (i) increased manufacturing costs including planned plant turnarounds and purchases of feedstocks which are normally manufactured by the Company (approximately 8%), and (ii) the impact of formula-based pass-through pricing as discussed above (approximately 2%) partially offset by the impact of the prior year LIFO cost basis charge (approximately 1%).

Gross margin percentage decreased by approximately 6% in the nine months ended September 30, 2018 compared to the prior year period due primarily to the impact of the unplanned outage in January 2018 and planned plant turnarounds (as discussed above) as well as the impact of formula-based pass-through pricing.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative expenses	$18,057	$19,050	$55,189	$53,914
Percent of sales	4.9%	5.2%	4.9%	4.9%

Selling, general and administrative expenses decreased by $1.0 million in the three months ended September 30, 2018 compared to the prior year period due to lower IT infrastructure costs associated with the exit of Honeywell transition services, partially offset by legal costs associated with the federal inquiry at the Hopewell facility discussed above.
Selling, general and administrative expenses increased by $1.3 million in the nine months ended September 30, 2018 compared to the prior year period due primarily to legal costs associated with the federal inquiry at the Hopewell facility partially offset by lower IT infrastructure costs associated with the exit of Honeywell transition services.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tax expense	$229	$14,538	$13,385	$46,803
Effective tax rate	4.0%	40.6%	22.7%	38.6%

The Company’s effective tax rate for the three months ended September 30, 2018 was lower compared to the U.S. federal statutory rate due primarily to a $1.0 million income tax benefit associated with the filing of the 2017 U.S. federal income tax return as well as $0.2 million of excess tax benefits related to vesting of restricted stock units partially offset by state taxes. The Company's effective tax rate for the nine months ended September 30, 2018 was slightly higher compared to the U.S. federal statutory rate due primarily to state taxes and executive compensation deduction limitations resulting from the Tax Cuts and Jobs Act ("Tax Act"), partially offset by a $1.0 million income tax benefit associated with the filing of the 2017 U.S. federal income tax return as well as excess tax benefits realized upon vesting of restricted stock units. The Company’s effective tax rate for the three and nine months ended September 30, 2018 was lower than the prior year period due primarily to the passage of the Tax Act which reduced the corporate tax rate to 21% from 35% for periods beginning after December 31, 2017.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,480	$21,274	$45,483	$74,331

As a result of the factors described above, Net income was $5.5 million and $45.5 million for the three and nine months ended September 30, 2018, respectively, as compared to $21.3 million and $74.3 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,480	$21,274	$45,483	$74,331
Interest expense, net	1,270	1,961	5,958	5,373
Income taxes	229	14,538	13,385	46,803
Depreciation and amortization	12,992	12,565	38,905	35,524
EBITDA (non-GAAP)	$19,971	$50,338	$103,731	$162,031

Sales	$368,653	$366,660	$1,128,350	$1,104,805

EBITDA Margin (non-GAAP)	5.4%	13.7%	9.2%	14.7%

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in our 2017 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our operating cash flows are affected by capital requirements and production volume as well as the prices of our raw materials and general economic and industry trends. We utilize supply chain financing and trade receivables discount arrangements with third party financial institutions which enhance liquidity and enable us to efficiently manage our working capital needs. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures including high return growth and cost savings investments, share repurchases, employee benefit obligations, interest payments, debt management and strategic acquisitions. We believe that our future cash from operations, together with our access to funds on hand and credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2017 Form 10-K and subsequent Quarterly Reports on Form 10-Q, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

We expect that our primary cash requirements for the remainder of 2018 will be to fund costs associated with ongoing operations, capital expenditures, share repurchases and amounts related to other contractual obligations.

The Company made pension contributions of approximately $12 million during the nine months ended September 30, 2018 sufficient to satisfy pension funding requirements. The Company made contributions of approximately $2.0 million during the first quarter of 2018, $6.6 million in the second quarter of 2018, and $3.3 million in the third quarter of 2018. The Company does not plan to make additional pension plan contributions during the fourth quarter of 2018.

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The Company had approximately 30.0 million shares of common stock outstanding as of September 30, 2018.

As of September 30, 2018, the Company had repurchased 545,282 shares of common stock for an aggregate of $19.7 million under the share repurchase program at a weighted average market price of $36.06 per share. As of September 30, 2018, $55.3 million remained available for repurchase under the currently authorized program. During the period October 1, 2018 through October 26, 2018, we repurchased an additional 188,600 shares at a weighted average market price of $31.59 per share. After giving effect to these repurchases, we have approximately $49.4 million of remaining capacity authorized under the currently authorized program.

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

The Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at September 30, 2018. As of September 30, 2018, $223.9 million is available for use out of the total of $425 million under the Revolving Credit Facility.

In addition to the amount borrowed on the Amendment Date, the Company borrowed an incremental $43 million ($4 million in first quarter, $15 million in second quarter and $24 million in the third quarter) for working capital purposes under the Revolving Credit Facility and repaid $85 million ($16 million in first quarter, $35 million in second quarter and $34 million in the third quarter) to bring the balance under the Revolving Credit Facility to $200 million at September 30, 2018. Going forward, we expect that cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

For additional details regarding the Amended and Restated Credit Agreement, refer to “Note 7. Long-term Debt and Credit Agreement” to the Condensed Consolidated Financial Statements.

Cash Flow Summary

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used for):
Operating activities	$127,735	$98,471
Investing activities	(74,306)	(72,593)
Financing activities	(88,655)	(91)
Net change in cash and cash equivalents	$(35,226)	$25,787

Cash provided by operating activities increased by $29.3 million for the nine months ended September 30, 2018 versus the prior year period due primarily to an $86.5 million improvement in working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income and customer advances) with higher collections providing $46.9 million of cash from Accounts and other receivables during the nine months ended September 30, 2018 compared to a $20.8 million unfavorable cash impact in the prior year period, and a $23.2 million favorable cash impact in Accounts payable due to the timing of payments, with cash outflows of $10.7 million during the nine months ended September 30, 2018 compared to larger outflows of $33.9 million during the prior year period, partially offset by (i) a $28.8 million decrease in Net income versus the prior year period due primarily to the January 2018 unplanned outage and the planned plant turnaround in the third quarter of 2018, and (ii) a $31.7 million less favorable cash impact from changes in Deferred income taxes versus the prior year period due primarily to the utilization of net operating losses in 2017 and the reduction in the U.S. federal corporate tax rate from 35% to 21%.

Cash used for investing activities increased by $1.7 million for the nine months ended September 30, 2018 versus the prior year period due primarily to an increase in cash paid for capital expenditures.

Cash used for financing activities increased by $88.6 million for the nine months ended September 30, 2018 versus the prior year period primarily due to the repayment of borrowings and the impact of the share repurchase program, both of which are described above. During the nine months ended September 30, 2018, the Company amended its Credit Facility, as described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Nine Months Ended September 30, 2018
Capital expenditures in Accounts payable at December 31, 2017	$25,222
Purchases of property, plant and equipment	65,077
Less: Capital expenditures in Accounts payable at September 30, 2018	(17,649)
Cash paid for capital expenditures	$72,650

For the full year 2018, we expect the Company’s total capital expenditures to be approximately $110 million.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2018, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2017 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Amended and Restated Credit Agreement. We have not used derivative financial instruments in our investment portfolio. The Amended and Restated Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Amended and Restated Credit Agreement. Based on current borrowing levels, a 25-basis point fluctuation in interest rates for the nine months ended September 30, 2018 would result in an increase or decrease to our interest expense of approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to give reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in the Company’s 2017 Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended September 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2018		124,767	$38.32	124,767	$67,478,054
August 2018	(1)	196,878	34.92	186,908	61,001,676
September 2018		163,500	34.66	163,500	55,335,379
Total		485,145	$35.70	475,175	$—

(1) Includes 9,970 shares covering the tax withholding obligations in connection with the vesting of equity awards.

During the period October 1, 2018 through October 26, 2018, we repurchased an additional 188,600 shares at a weighted average market price of $31.59 per share. After giving effect to these repurchases, we have approximately $49.4 million of remaining capacity authorized under the currently authorized program.

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

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: November 2, 2018	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer