Form 10-K
period 2018-12-31
AdvanSix Inc.
filed 2019-02-22
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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

The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1.1 billion as of June 29, 2018. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the Registrant.

There were 29,026,465 shares of common stock outstanding at February 1, 2019.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 11, 2019.

PART I.

Item 1. Business

In this Annual Report on Form 10-K, unless the context otherwise dictates, “AdvanSix”, the “Company”, “we” or “our” means AdvanSix Inc. and its consolidated subsidiaries.

Separation from Honeywell

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the separation of AdvanSix. The separation was completed by Honeywell distributing (the “Distribution”) all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01 per share, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date (the “Spin-Off”). Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. We filed our Form 10 describing the Spin-Off with the Securities and Exchange Commission (the “SEC”), which was declared effective on September 8, 2016 (the “Form 10”). On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol.

Description of Business

AdvanSix is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce engineered plastics, fibers, filaments and films that, in turn, are used in such end-products as automotive and electronic components, carpets, sports apparel, fishing nets and food and industrial packaging. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced as part of our integrated Nylon 6 resin manufacturing process, including caprolactam, ammonium sulfate fertilizers, acetone and other chemical intermediates:

•Nylon – We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In addition, we use our Nylon 6 resin to produce nylon films which we sell to our customers primarily under the Capran® brand name.

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. In recent years, approximately 60% of the caprolactam we have produced at our facility in Hopewell, Virginia has been shipped to our facility in Chesterfield, Virginia to manufacture Nylon 6 resin. We market and sell the caprolactam that is not consumed internally in Nylon 6 resin production to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of December 31, 2018.

•Ammonium Sulfate Fertilizer – Ammonium sulfate fertilizer is derived from the caprolactam manufacturing process. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of December 31, 2018. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

•Chemical Intermediates – We manufacture, market and sell a number of other chemical products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of adhesives, paints, coatings, solvents, herbicides and other engineered plastic resins. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene (“AMS”), cyclohexanone, methyl ethyl ketoxime (“MEKO”), cyclohexanol, acetaldehyde oxime, 2-pentanone oxime, sulfuric acid, ammonia and carbon dioxide.

Each of these product lines represented the following approximate percentage of total sales:

	Years Ended December 31,
	2018	2017	2016
Nylon	28%	29%	28%
Caprolactam	19%	19%	17%
Ammonium Sulfate Fertilizer	20%	19%	24%
Chemical Intermediates	33%	33%	31%
	100%	100%	100%

The following charts illustrate the distribution of our sales by product category and by region, measured by the destination of each sale, for the year ended December 31, 2018:

For information concerning revenues and assets by geographic region, see “Note 4 – Revenue” to our Consolidated Financial Statements included in this Form 10-K, which is incorporated herein by reference.

Our manufacturing process is backward integrated. We use cumene, a chemical compound produced from benzene and propylene, to manufacture phenol, acetone and AMS at our Frankford, Pennsylvania plant. The majority of the phenol we manufacture is further processed at our Hopewell facility through an integrated series of unit operations, which also consume natural gas and sulfur, to produce caprolactam and ammonium sulfate. In recent years, approximately 60% of our caprolactam has been shipped to our Chesterfield plant, where it has been polymerized into Aegis® Nylon 6 resins. In addition, we use our Nylon 6 resin to produce nylon films at a facility located in Pottsville, Pennsylvania, which we sell to our customers primarily under the Capran® brand name.

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
	Nylon Films

Our integrated manufacturing process, scale and the quantity and range of our products make us one of the most efficient manufacturers in our industry. We consistently focus on and invest in improving production yields from our various manufacturing processes to build on our leading cost position. Our global logistics infrastructure enables a reliable intra-plant supply chain and consistent and timely delivery to our customers. In addition, we strive to understand the product applications and end-markets into which our products are sold, which helps us upgrade the quality, chemical properties and packaging of our products in ways which enable us to attract price premiums and greater demand.

We serve approximately 500 customers globally located in more than 40 countries. For the years ended December 31, 2018, 2017 and 2016, we had sales of $1,515 million, $1,475 million and $1,192 million with net income of $66 million, $147 million and $34 million, respectively. For the years ended December 31, 2018, 2017 and 2016, our international sales were $244 million, $286 million and $216 million, respectively.

AdvanSix is a single reportable segment, operating through four integrated U.S.-based manufacturing sites located in Frankford and Pottsville, Pennsylvania and Hopewell and Chesterfield, Virginia. The Company's headquarters is located in Parsippany, New Jersey.

Competitive Strengths

Large-Scale Single-Site Producer of Caprolactam and Ammonium Sulfate. We operate one of the world’s largest single-site caprolactam and ammonium sulfate production facilities, which is a competitive advantage in our fragmented industry. Our scale provides operating leverage and the opportunity to achieve stronger business performance than our competitors in several ways. Most fundamentally, it enables us to spread fixed and overhead costs across more pounds of production, thereby enabling us to produce caprolactam at a lower per pound cost than our competitors, as well as benefiting our procurement activities for raw materials and services. We believe that our reputation as one of the world’s largest producers of caprolactam, Nylon 6 resin, ammonium sulfate and associated chemical intermediates, attracts potential new customers who seek greater stability with respect to their supply requirements.

Low Cost Position Driven by Favorable Geographical Location, Integrated Manufacturing Footprint and High Utilization Rates. Our access to lower cost raw materials, backward integrated manufacturing facilities and high plant utilization rates help us maintain our position as the world’s lowest cost producer of caprolactam. First, the location of our manufacturing operations in the United States affords us access to the world’s lowest cost natural gas, which is a key raw material needed to manufacture the ammonia used in the production of caprolactam as well as the source of energy for our manufacturing operations. By contrast, a significant number of our competitors are located in geographic locations where energy prices are substantially higher. Second, we are backward integrated into several key feedstock materials necessary to produce caprolactam, particularly phenol, ammonia and oleum/sulfuric acid, which we believe is a unique advantage in our industry. Backward integration contributes to higher operating margins by lowering raw material transportation, handling and storage costs. It also allows us to remain flexible, while optimizing sales from our diverse portfolio of products. Finally, our long-term customer relationships and contracts enable us to maintain high plant utilization rates, which, along with our large scale, provide significant operating and purchasing leverage.

Global Reach. The global reach of our sales and marketing capabilities enables us to compete everywhere nylon resin, caprolactam, ammonium sulfate and chemical intermediates are consumed. In 2018, approximately 16% of our sales were outside the United States. Our freight and logistics capabilities and terminal locations position us well to serve global markets, including the dock and loading facility at our Hopewell facility which serves ocean-going freight vessels. Our global reach enables us to arbitrage geographic price variations to ensure we are receiving the highest value for our products.

Technical Know-How, Customer Intimacy and Application Development Capabilities. Intimate knowledge of our customers and end-market applications, combined with our technical know-how, enables us to develop specialty products that are often valued higher by customers compared to commodity products. We have a Research and Development ("R&D") department consisting of scientists and engineers with degrees in polymer and chemical synthesis, catalysis and chemical engineering, who work not only on developing new products for nylon resins but also driving unique offerings for our chemical intermediates and ammonium sulfate customers. Our R&D team has expanded our capabilities to test and scale production of copolymer Nylon 6/66 resin, which is used in food packaging films and other applications. Our agronomists provide the latest scientific information on the importance of sulfur nutrition for crops and how to optimize the benefits of ammonium sulfate fertilizer to our global customers through a variety of channels including webinars, an “Ask the Agronomist” Q&A, technical training sessions for retailers and direct grower meetings. Further, members of our technical marketing team, representing each of our major product lines, present at various industry events and conferences to demonstrate our breadth of product offerings and capabilities.

Diverse Revenue Sources from the Sale of Fertilizer, Acetone and Other Chemical Intermediates. Due to our specific chemical manufacturing processes, backward integration and scale, we produce ammonium sulfate fertilizer, acetone and a wide range of other chemical intermediates that enable us to diversify our revenue sources. Most significantly, for every pound of caprolactam produced, we produce approximately four pounds of ammonium sulfate, a fertilizer used by farmers around the world. For the past two decades, we have employed agronomists to educate growers and retailers in the Americas on the yield value of using ammonium sulfate fertilizer on key crops including corn, wheat, coffee, sugar and cotton. Sales of ammonium sulfate in 2018 were $305 million and represented 20% of our total sales. We are among the most significant suppliers of acetone to a variety of end-markets in North America. Sales of acetone in 2018 were approximately $262 million and represented 17% of our total sales. In addition to fertilizer and acetone, other products from our manufacturing process include high-purity phenol, AMS, cyclohexanone, cyclohexanol, sulfuric acid, ammonia, MEKO and carbon dioxide. The diversity of our sales portfolio helps to mitigate, to some extent, the cyclicality in our end-markets.

Business Strategies

Build on our Low Cost Leadership Position. Through our size, access to low cost raw materials, backward integration and high utilization rates, we seek to expand operating margins by reducing our Nylon 6 resin, caprolactam, ammonium sulfate and other chemical intermediate production costs. Our focus on operational excellence and ongoing productivity improvements concentrate on the following:

•Increasing production volume through asset reliability, flexibility and capacity;
•Investing in intermediate chemical buffer storage capacity to mitigate the unfavorable impact of routine maintenance and unplanned interruptions;
•Energy and direct material initiatives aimed at increasing plant productivity and lowering costs; and
•Procurement processes, competitive bidding and supplier diversification to reduce raw material costs.

Leverage our R&D Investments and Applications Expertise. Our customers typically buy nylon resin and caprolactam for compounding or extruding with additives and other materials, to increase strength or flexibility or to add color to make the resin more suitable for use in their end products such as textiles, packaging and industrial materials. We leverage our R&D investments, customer intimacy and knowledge of product applications to develop new resin products to better serve our customers and increase the value of our resin products portfolio. For example, engineered plastics that utilize Nylon 6 and Nylon 66 resin are being increasingly used in automobiles to reduce weight as automobile manufacturers strive to meet stricter fuel efficiency standards. We work with our customers serving this market to develop resin products specifically tailored for these product applications. Likewise, we are working to develop and sell nylon resin products with differentiated characteristics for wire and cable applications and flexible food packaging. Another focus of our R&D initiatives includes nylon resin processing technologies that can produce existing high value resins at lower costs. Our R&D team works with existing and potential customers to understand end-use applications, build application development capabilities and protect the value proposition of our new products.

Selective Investments to Produce Higher Value Products. Historically, a significant portion of our Nylon 6 resin was sold as a commodity product and, as a result, was subject to cyclicality. Over the past several years, we have invested in capabilities to increase the value of our product portfolio. We installed a production line at our Chesterfield facility that is capable of producing multiple grades of higher value Nylon 6 resin as well as copolymer Nylon 6/66 resin, both of which are used in engineered plastics for the automotive industry, films for food packaging, as well as other higher value applications. Similarly, we will explore other investments that will enable us to produce products that meet customer specifications in certain high value industries including high-purity applications.

Use of Toll Manufacturers to Produce Higher Margin, AdvanSix-Developed Specialty Products. We use our technical know-how and customer intimacy to develop products that blend our nylon resin with other types of nylon and non-nylon resin products and additives to produce higher value products. Where we do not have the in-house manufacturing capabilities to produce these products, we contract with third-party compounders to toll manufacture for us. Utilizing third-party toll manufacturing has enabled the Company to diversify away from certain commodity end-markets and, in some cases, explore new end-markets and applications with less risk.

Pursue a Highly-Selective Acquisition Strategy. We evaluate strategic acquisitions and alliances to supplement our organic sales by broadening our customer base, developing our technology and product portfolios, expanding our geographic reach and enhancing our cash flow profile and margin stability.

Industry Overview

Nylon and Caprolactam. According to Wood Mackenzie, estimated 2018 annual global demand for Nylon 6 resin was approximately 5,840 kMT, spanning a variety of end-uses such as engineered plastics, carpets, textiles, industrial filament, and food and industrial films. The market growth typically tracks global GDP growth but varies by end-use. Some of these end-markets, such as engineered automotive plastics, are experiencing increased demand due to trends in lightweighting to meet stricter fuel efficiency standards. We expect this trend of increasing demand to continue as our customers find new uses for Nylon 6 resin within existing and new applications.

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

The global market for Nylon 6 resin and caprolactam has undergone significant change over the past decade. Following a peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as Chinese manufacturers entered the market and increased global supply at a time when demand growth remained relatively stable. As a result of the increased capacity and competitive intensity, margins for Nylon 6 resin and caprolactam had been compressed over this period. Since the second half of 2016, capacity reductions by our competitors have occurred in North America and Europe improving supply / demand fundamentals in North America with continued dynamic conditions globally. Throughout 2018, industry spreads fluctuated near marginal producer cost.

Ammonium Sulfate. Ammonium sulfate fertilizer products are primarily sold in North and South America. Ammonium sulfate is used as a nitrogen fertilizer on key crops that benefit from sulfur nutrition and, as of December 31, 2018, accounts for approximately 5% of the global market for nitrogen fertilizer. Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Urea pricing has declined in recent years due to global production expansions outpacing demand. Starting in late 2017 and through 2018, urea prices have rebounded as Chinese environmental regulations reduced exports, global energy price increases raised producer costs and new capacity additions slowed. Another global factor driving demand for ammonium sulfate fertilizer is general agriculture trends including the price of crops.

Chemical Intermediates. Chemical intermediates are used as key inputs for a variety of end-market products including construction materials, paints and coatings, packaging and consumer applications. The primary products are acetone, phenol, AMS and cyclohexanone. Acetone represents roughly 50% of our chemical intermediates sales and phenol approximately 20%. The prices for our chemical intermediates generally correlate to the prices of their underlying raw materials and supply and demand dynamics, however, there are periods where prices can lag the increase or decrease in the underlying raw materials. In the United States, where we primarily sell our acetone, we've seen elevated levels of acetone imports over the past year given high industry operating rates globally, which has pressured regional pricing and spreads. Supply and demand conditions for the remaining intermediates we sell are generally balanced or favorable.

Competition

Competition across our product offerings is based on a variety of factors including price, reliability of supply, product innovation, and quality. Other competitive factors include breadth of product line, R&D efforts and technical and managerial capability. While the competitive position of our individual products varies, we believe we are a significant competitor in each major product class. AdvanSix competes with integrated manufacturers, such as BASF Corporation, Sinopec Limited, DOMO Chemicals GmbH, LANXESS AG and Ube Industries, Ltd. We also compete with manufacturers such as Li Peng Enterprise Co. Ltd. and Zig Sheng Industrial Co., Ltd. that produce only polymer resin; synthetic manufacturers of ammonium sulfate, such as Pasadena Commodities International; and stand-alone phenol producers, such as Ineos and Altivia. A number of our products are sold in markets with many competitors, some of whom have substantial financial resources and significant technological capabilities. Additionally, our competitors include companies with global operations as well as those operating only within specific geographic regions.

Product Overview

Nylon

We manufacture our Nylon 6 resin in our Chesterfield plant. We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In addition, we use our Nylon 6 resin to produce nylon films at our Pottsville plant, which is sold to our customers under the Capran® brand name. In 2018, our Nylon products generated $417 million of sales. In 2018, 2017 and 2016, Nylon sales were 28%, 29% and 28% of our total sales, respectively.

Caprolactam

We produce caprolactam, the key monomer used in the production of Nylon 6 resin, at our Hopewell plant using phenol produced at our Frankford plant and sulfur and natural gas obtained from third-party suppliers. In 2018, caprolactam generated $287 million of sales. In 2018, 2017 and 2016, caprolactam sales were 19%, 19% and 17% of our total sales, respectively.

Ammonium Sulfate

Ammonium sulfate fertilizer is produced simultaneously with caprolactam as part of our integrated caprolactam manufacturing process at our Hopewell plant. We manufacture these products in a ratio of approximately four pounds of ammonium sulfate to one pound of caprolactam. Our competitors typically produce approximately two pounds or less of ammonium sulfate for each pound of caprolactam. Approximately 60% of the ammonium sulfate we produce is in granular form. We sell ammonium sulfate under the brand name Sulf-N®, and in 2018, our ammonium sulfate products generated $305 million of sales. In 2018, 2017 and 2016, ammonium sulfate sales were 20%, 19% and 24% of our total sales, respectively.

Chemical Intermediates

We produce and sell chemical intermediates to a range of customers for use in many different types of end-products. In 2018, our chemical intermediates generated $506 million of sales, of which $425 million, or 84%, came from sales of acetone, phenol and cyclohexanone, and $81 million, or 16%, came from sales of our other chemical intermediates. In 2018, 2017 and 2016, sales of chemical intermediates were 33%, 33% and 31% of our total sales, respectively.

The phenol we produce at our Frankford plant is a key chemical intermediate used in our caprolactam manufacturing process. Approximately 75% to 80% of the phenol we produce is used in production of caprolactam and other chemical intermediates at Hopewell, and approximately 20% to 25% of our phenol is sold to customers for use in their product applications such as resins, epoxies and Bisphenol A.

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

Historically, we have been able to renew contracts with our suppliers and obtain sufficient quantities of cumene, sulfur, natural gas and any other key raw materials. Global supply and demand can significantly impact the price of our key raw materials, and historically prices have been cyclical. We mitigate our exposure to commodity price risk primarily through the use of medium and long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. We continually seek to reduce costs of key raw materials and do not foresee any material constraints in the near term resulting from pricing or availability.

Sales, Marketing and Distribution

We have a global sales force with long-standing customer relationships and deep expertise with our products, product applications and end-markets. We predominantly sell directly to our customers, primarily under contracts but also through spot transactions under purchase orders and through distributors.

Our products are supported by our global logistics capability that we employ to ensure reliable and timely delivery to our customers while maximizing distribution resources and efficiency.

Customers

Globally, we serve approximately 500 customers in a wide variety of industries located in more than 40 countries. In 2018, the Company's 10 largest customers accounted for approximately 45% of total sales. Our largest customer is Shaw Industries Group, Inc. ("Shaw"), one of the world’s largest consumers of caprolactam and Nylon 6 resin which we sell to them under a long-term contract. In 2018, 2017 and 2016, sales to Shaw were 22%, 22% and 17%, respectively, of our total sales. We typically sell to our other customers under master services agreements, with one- to two-year terms, or by purchase orders. We have historically experienced low customer turnover.

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

Research & Development and Intellectual Property

We believe success in our industry is driven not only by operational excellence and cost position but also through technological strength and innovation. Our R&D activities focus on improving our chemical manufacturing processes to increase efficiency, capacity, productivity, and lowering our production and operating costs, as well as innovating and developing new product applications.

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

We conduct R&D at technology centers with researchers at our site in Frankford, Pennsylvania and Colonial Heights, Virginia where we lease R&D space from Honeywell. We will be relocating the Colonial Heights R&D facility to our AdvanSix site in Chesterfield, Virginia in the latter half of 2019 enabling an improved configuration of our labs to drive productivity, increased connectivity with our resin manufacturing and more effective collaboration with customers. For the years ended December 31, 2018, 2017 and 2016, our R&D expenses were approximately $14.8 million, $12.9 million and $13.8 million, respectively.

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

Among other environmental laws and regulations, we are subject to the Comprehensive Environmental Response, Compensation and Liability Act; the Resource Conservation and Recovery Act and similar state, foreign and global laws for management and remediation of hazardous materials; the Clean Air Act (“CAA”) and the Clean Water Act, for protection of air and water resources; the Toxic Substance Control Act (“TSCA”), for regulation of chemicals in commerce and reporting of potential known adverse effects. There are also numerous other federal, state, local and foreign laws and regulations governing materials transport and packaging, under which we may be designated as a potentially responsible party liable for cleanup costs associated with current operating sites and various hazardous waste sites.

In July 2013, a consent decree was finalized among the United States, the Commonwealth of Virginia and AdvanSix regarding alleged violations of the CAA and the air operating permit at our manufacturing facility in Hopewell, Virginia. In the consent decree, we agreed to pay a civil penalty of $3 million and, among other things, install certain pollution control and other equipment in accordance with a schedule ending in 2019. In March 2018, a federal search warrant was executed at the Hopewell, Virginia manufacturing facility, and the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the compliance with the terms of the 2013 consent decree. See "Item 3. Legal Proceedings” for a discussion of this matter, which has not affected and is not expected to impact the Company’s production. In October 2015, a consent order was finalized between the Virginia Water Control Board and AdvanSix regarding alleged violations of Hopewell’s Virginia Pollutant Discharge Elimination System permit and other discharge requirements. In the consent order, we agreed to pay a civil penalty of $300,000 and, among other things, take corrective action with respect to process sewers and sumps at our Hopewell facility in accordance with a schedule that ended in 2018.

Our business may be impacted by potential climate change legislation, regulation or international treaties or accords in the foreseeable future. We will continue to monitor emerging developments in this area.

Our accounting policy for environmental expenditures is discussed in “Note 2 – Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements included in this Form 10-K. We continuously seek to improve our health, safety and environmental performance. We have expended funds to comply with environmental laws and regulations and expect to continue to do so.

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

See “Risk Factors – Extensive environmental, health and safety laws and regulations applicable to our operations, including initiatives related to discharges into the air and water, hazardous waste, global warming and climate change, may result in substantial costs and unanticipated loss or liability, which could adversely affect our business, financial condition and results of operations” in Item 1A.

Employees

As of December 31, 2018, the Company employed approximately 1,485 people. Of this total, approximately 595 are salaried employees and approximately 890 are hourly employees. Approximately 730 employees are covered under collective bargaining agreements that expire between 2019 and 2023.

Executive Officers of the Registrant

The executive officers of AdvanSix, listed as follows, are appointed annually by the Board of Directors. Each of the individuals was first appointed as an executive officer in 2016.

There are no family relationships among them.

Name, Age	Position	Business Experience
Erin N. Kane, 41	Chief Executive Officer and Director	Prior to joining the Company, Ms. Kane served as vice president and general manager of Honeywell Resins and Chemicals since October 2014. She joined Honeywell in 2002 as a Six Sigma Blackbelt of Honeywell’s Specialty Materials business. In 2004, she was named product marketing manager of Honeywell’s Specialty Additives business. From 2006 until 2008, Ms. Kane served as global marketing manager of Honeywell’s Authentication Technologies business, and in 2008 she was named global marketing manager of Honeywell’s Resins and Chemicals business. In 2011, she was named business director of chemical intermediates of Honeywell’s Resins and Chemicals business. Prior to joining Honeywell, Ms. Kane held Six Sigma and process engineering positions at Elementis Specialties and Kvaerner Process. Ms. Kane brings to the Board her extensive leadership experience as well as knowledge of AdvanSix’s business, industry, health, safety and environmental processes, and operations.

Michael Preston, 47	Senior Vice President and Chief Financial Officer	Prior to joining the Company, Mr. Preston held a number of finance roles with Honeywell for over 15 years. Most recently, Mr. Preston served as vice president and chief financial officer for Honeywell’s UOP division (2013-2016). Prior to this role, Mr. Preston was vice president of business analysis & planning (2012–2013) with Honeywell corporate. Mr. Preston also held several finance leadership roles within Honeywell businesses and Honeywell corporate, including chief financial officer for Fluorine Products, director of financial planning & analysis for Performance Materials and Technologies, and director of business analysis & planning for Honeywell corporate. Mr. Preston began his career with Honeywell in September of 2001 as manager of investor relations. Prior to joining Honeywell, he spent seven years in investor relations consulting. Mr. Preston was awarded the Chartered Financial Analyst designation in September of 2001 and is a member of CFA Institute and New York Society of Security Analysts.
John M. Quitmeyer, 68	Senior Vice President, General Counsel and Corporate Secretary	Prior to joining the Company, Mr. Quitmeyer served as vice president and general counsel of Honeywell’s Automation and Control Solutions strategic business group since 2005. He joined Honeywell in 1997 as general counsel of Honeywell’s safety restraint business. From 1997 until 1998, Mr. Quitmeyer served as general counsel of Honeywell’s automotive products group. From 1998 until 2000, Mr. Quitmeyer served as general counsel of Honeywell’s consumer products group. From 2000 until 2002, Mr. Quitmeyer was Honeywell’s chief litigation counsel. From 2002 until 2005, Mr. Quitmeyer served as general counsel of Honeywell’s Specialty Materials business. Prior to joining Honeywell, Mr. Quitmeyer was a litigation partner at Rogers & Wells.
Jonathan Bellamy, 53	Senior Vice President and Chief Human Resources Officer	Prior to joining the Company, Mr. Bellamy served as vice president of human resources of the Defense and Space business of Honeywell’s Aerospace division since 2015. He joined Honeywell in 1997 as human resources manager of the Turbo Technologies division. From March 2000 until February 2003, Mr. Bellamy served as human resources manager, then regional director of Honeywell’s Turbo Technologies division. From February 2003 until December 2004, he served as director of human resources of Honeywell Transportation Systems, Asia. From December 2004 until November 2005, Mr. Bellamy served as global human resources director of Honeywell’s Friction Materials division. From November 2005 until July 2010, Mr. Bellamy served as corporate human resources director. From 2010 to 2015, he was vice president of human resources of Honeywell UOP. Prior to joining Honeywell, Mr. Bellamy held human resources and operations positions at BTR Brook Hansen and N.S.K./RHP Bearings.
Christopher Gramm, 49	Vice President, Controller	Prior to joining the Company, Mr. Gramm served as vice president and controller of the aerospace and corporate government compliance divisions at Honeywell. From August 2014 to November 2015, Mr. Gramm served as vice president of finance for the integrated supply chain of the aerospace division at Honeywell. Beginning in March 2011, he was vice president and controller of the aerospace division at Honeywell. Over the course of the period from 1997 to March 2011, Mr. Gramm held several positions at Honeywell, including controller and chief financial officer of various divisions focused on areas including specialty materials and resins and chemicals. He joined Honeywell in 1997 as a senior staff accountant. Before joining Honeywell, Mr. Gramm was a manager at Corning Life Sciences.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.AdvanSix.com) under the heading Investors (see SEC filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the

2019 Annual Meeting of Stockholders, which will also be available free of charge on our website. Information contained on, or connected to, our website does not and will not constitute part of this Form 10-K. Our filings with the SEC are also available on the SEC website at www.sec.gov.

We are a Delaware corporation that was incorporated on May 4, 2016. Our principal executive offices are located at 300 Kimball Drive, Suite 101, Parsippany, NJ 07054. Our telephone number is (973) 526-1800. Our website address is www.AdvanSix.com.

Item 1A. Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other parts of this Form 10-K regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. They are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties that can affect our performance in both the near- and long-term. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed below. These factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K.

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

Our business, financial condition and results of operations could be adversely affected by difficult global economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. Adverse events affecting the health of the economy, including sovereign debt and economic crises, terrorism, rising protectionism, trade wars, and the threat of war, could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets which may affect us and our customers. For example:

•Weak economic conditions, especially in our key markets, could reduce demand for our products, impacting our sales and margins;

•As a result of volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases;

•Under difficult market conditions, there can be no assurance that access to credit or the capital markets would be available or sufficient, and as such, we may not be able to successfully obtain additional financing on reasonable terms, or at all;

•Market conditions and credit availability could adversely affect the financial situation of raw material suppliers’ ability to deliver key materials, thus impacting our ability to run our production facilities at the intended rates; and

•Market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could cause fluctuations in demand for our products, product prices, volumes and margins potentially resulting in decreased sales and earnings.

We are unable to predict the duration of economic conditions or their effects on financial markets or our business and results of operations. Economic volatility and uncertainty about future economic conditions may at times make it challenging to identify risk that may affect our business, sources and uses of cash, financial conditions and results of operations. If economic conditions deteriorate, our results of operations, financial condition and cash flows could be materially adversely affected.

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

Our historical operating results reflect the cyclical nature of the Nylon 6 resin, caprolactam, ammonium sulfate and chemical intermediates industries. We experience cycles of fluctuating supply and demand for each of the products we sell resulting in changes in selling prices and margins. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, by emphasizing higher margin products and by controlling transportation, selling and administration expense, we cannot assure you that these efforts will be sufficient to offset fully the effect of possible decreases in pricing on our operating results. Because of the cyclical nature of our businesses, we cannot assure you that pricing or profitability in the future will be comparable to any historical period, including the most recent period shown in our operating results. Structural changes in industry and customer trends for our products could adversely affect our business, financial condition and results of operations.

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

We seek to mitigate the risk of unplanned downtime through regularly scheduled maintenance for both major and minor repairs at all of our production facilities. We utilize maintenance excellence and mechanical integrity programs and maintain what we believe is an appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, both of which are intended to mitigate the extent of any production losses as a result of unplanned downtime. However, unplanned interruptions may still occur, and we may not have enough intermediate chemical inventory at any given time to offset production losses. Our business interruption insurance coverage may not cover all costs or losses associated with unplanned downtime, or such insurance may not continue to be available in amounts or on terms acceptable to us. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause additional unplanned downtime. Any such unplanned downtime at any of our production facilities may adversely affect our business, financial condition and results of operations.

Our production facilities and logistics operations are also subject to the risk of catastrophic loss and material disruptions due to unanticipated events, such as unexpected repairs or other operational and logistical problems, severe weather conditions, personal injury or major accidents, prolonged power failures, chemical spills, fires, explosions, acts of terrorism, earthquakes or other natural disasters, that we or a third-party on which we rely may experience. While we seek to mitigate our risk of unplanned interruptions, there is no assurance that we will not experience unplanned interruptions in the future. Depending on the nature, extent and length of any operational interruption from any such event, the results could adversely affect our business, financial condition and results of operations.

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

Although we believe that our sources of supply for raw materials are generally robust, it is difficult to predict the impact that shortages of raw materials or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long lead-time products during periods of fluctuating demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations and damage to customer relationships.

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

Our industry is capital intensive, and we may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, satisfy regulatory and environmental compliance obligations, implement further marketing and sales activities, fund ongoing R&D activities, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology, new products and R&D projects and the status and timing of these developments. We may need to seek additional capital in the future, and debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we raise funds through the issuance of additional common equity, ownership in AdvanSix would be diluted. We believe that we have adequate capital resources to meet our projected operating needs, capital expenditures and other cash requirements. However, we may need additional capital resources in the future, and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected.

We are subject to certain risks associated with our indebtedness.

We are a borrower of funds under a credit facility. Our ability to make payments on and to refinance our indebtedness, including the debt incurred, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations or financings. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

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

These restrictions may impact our current and future operations, how we conduct our business and pursue our strategy, as well as our ability to incur debt that we may need to fund initiatives associated with our strategy, ongoing operations, competitive industry dynamics and new business opportunities. A breach of any of these covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurs, the lenders would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of any other debt to which a cross-default or cross-acceleration provision applies. Substantially all domestic tangible and intangible assets of the Company and its subsidiaries are pledged as collateral to secure the obligation under our credit facility and, in the event we were unable to repay any amount of this indebtedness when due and payable, the lenders could proceed against the pledged collateral. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness, which could adversely affect our business, financial condition and results of operations.

Furthermore, our credit facility currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate debt, which could adversely affect our financial condition and results of operations.

Our competitive position, as well as our failure to develop and commercialize new products or technologies to address our customers’ needs and to effectively compete, could adversely affect our business, financial condition and results of operations.

The markets for our products are characterized by significant competition, new industry standards, evolving distribution models, disruptive technology developments, customer price sensitivity and new product introductions. Any of these factors could create pressure on pricing and gross margins and could adversely impact our business. As a result, our competitors may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, allocate more resources to the development, marketing and sale of their products, successfully expand into emerging markets, or price their products more aggressively.

Our continued ability to enhance our existing product offerings, as well as the successful development and commercialization of new products and technologies, are drivers to our future strategy. The development and commercialization of new products and technologies requires significant investment in R&D, capital expenditures, production and marketing. The sales and development cycle for our products is subject to customary budgetary constraints, internal acceptance procedures, competitive product assessments, scientific and development resource allocations, regulatory limitations, and other factors beyond our control. If we are not able to successfully accommodate these factors to enable customer development success, we will be unable to achieve sufficient sales to reach profitability and compete effectively. There is no assurance that we will be able to continue to identify, develop, market or, in certain cases, secure regulatory approval for, new products in a timely manner or at all, as may be required to replace or enhance existing products. We cannot be certain that costs incurred by investing in new products and technologies will result in an increase in our revenues or profits. The success of any such new products and technologies is uncertain and could adversely affect our business, financial condition and results of operations.

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

Our business depends on significant customers, many of whom have been doing business with us for decades. The loss of one or several significant customers may have an adverse effect on our business, financial condition and results of operations. In 2018, our 10 largest customers accounted for approximately 45% of our total sales. Our largest customer is Shaw, one of the world’s largest consumers of Nylon 6 resin and caprolactam, which we sell to them under a long-term contract. We typically sell to other customers under master services agreements with one- to two- year terms or by purchase orders. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, or significant unfavorable changes to pricing or other terms in contracts with any of them, could have an adverse effect on our business, financial condition and results of operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest customers were to become bankrupt or insolvent, or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have an adverse effect on our business, financial condition and results of operations.

We are subject to risks related to adverse trade policies imposed against exports from the United States and associated regulations in certain important markets for our products.

We are subject to numerous regulations, including customs and international trade laws, export/import control laws, and associated regulations. These laws and regulations limit the countries in which we can do business, the persons or entities with whom we can do business, the products which we can buy or sell, and the terms under which we can do business. As a U.S.-based producer, we are impacted by anti-dumping investigations which have had, and may continue to impose, significant anti-dumping duties on our products. Such duties place us at a significant competitive disadvantage in the applicable markets. In each case, we diligently evaluate our commercial and legal options to defend these investigations and their subsequent sunset reviews. Historically, we have successfully mitigated these risks through geographical mix management so that the imposition of duties does not materially affect our business results. However, such duties could have an adverse effect on the sales of key product lines and affect our business performance in the future.

There can be no assurance that, in the future, any governmental or international trade body will not institute trade policies or remedies that are adverse to exports from the United States. Any significant changes in international trade policies, practices or trade remedies, especially those instituted in our target markets or markets where our major customers are located, such as the United States-Mexico-Canada Agreement, could potentially increase the price of our products relative to our competitors or decrease our customers’ demand for our products, which in turn may adversely affect our business, financial condition and results of operations.

Extensive environmental, health and safety laws and regulations applicable to our operations, including initiatives related to discharges into the air and water, hazardous waste, global warming and climate change, may result in substantial costs and unanticipated loss or liability, which could adversely affect our business, financial condition and results of operations.

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

Additionally, there are substantial uncertainties as to the nature, stringency and timing of any future regulations or changes in regulations, including discharges into the air and water, handling and disposal of hazardous wastes, remediation of soil and groundwater, and greenhouse gas (“GHG”) and water nutrient regulations. Due to the concerns about risks associated with air, water, global warming and climate change, more stringent regulations may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation or otherwise adversely affect our business, financial condition and results of operations. If enacted, more stringent GHG limitations are likely to have a significant impact on us because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our production process. To the extent that GHG or other restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us. In addition, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Consequently, legislative and regulatory programs to reduce emissions of GHG could have an adverse effect on our business, financial condition and results of operations. Further, there has been public discussion that climate change may be associated with more extreme weather conditions, such as increased frequency and severity of storms, droughts, and floods. Extreme weather conditions can interfere with our operating activities, disrupt our maritime logistics and intraplant supply chain, increase our costs of operations or reduce the efficiency of our operations, and potentially increase costs for insurance coverage in the aftermath of such conditions. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by companies or suppliers with whom we have a business relationship.

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

The occurrence or threat of extraordinary events, including terrorist attacks, may disrupt our operations and could adversely affect our business, financial condition and results of operations.

Due to concerns related to terrorism, we are subject to various security laws including MTSA regulations. Our Frankford and Hopewell facilities are regulated facilities under MTSA due to the nature of our operations and the proximity of the facilities to adjacent waterways. Federal, state, local and foreign governments could implement new or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers or other chemicals. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower sales and reduced profit margins. It is possible that federal, state, local and foreign governments could impose additional limitations on the use, sale or distribution of chemicals we produce and sell, thereby limiting our ability to manufacture or sell those products, or that illicit use of our products could result in potential exposure for us. The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to negatively affect the economy in general, and the markets for our products in particular. The resulting damage from an attack on our assets could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

Hazards and compliance costs associated with chemical manufacturing, storage and transportation could adversely affect our business, financial condition and results of operations.

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

Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlements or changes in applicable law. An adverse outcome or unfavorable development in any one or more of these matters could be material to our financial results and could adversely impact the value of any of our brands associated with any such matters.

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

We actively evaluate acquisitions, strategic relationships, joint ventures, collaborations, and strategic investments in businesses, products or technologies that we believe could complement or expand our business, broaden our technology and intellectual property or otherwise offer growth or cost-saving opportunities. Any of these transactions may be complex, time consuming and expensive, and may present numerous challenges and risks.

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

After the Spin-Off, we sponsored a defined benefit pension plan under which certain eligible AdvanSix employees will earn pension benefits following the Spin-Off as if they remained employed by Honeywell. Significant changes in actual investment return on pension assets, discount rates, retirement rates and other factors could require cash pension contributions in future periods. Changes in discount rates and actual asset returns different from our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We made pension contributions of approximately $12 million in 2018, which exceeded our pension funding requirements for such period, and we plan to make pension contributions in future periods sufficient to satisfy funding requirements.

Some of our workforce is represented by labor unions and our business could be harmed in the event of a prolonged work stoppage.

Approximately 730 of our employees are covered under collective bargaining agreements that expire between 2019 and 2023, which represents approximately 50% of our employee-base as of December 31, 2018. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce.

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

Due to the complex nature of our manufacturing business, our future performance is highly dependent upon the continued services of our key engineering personnel, scientists and our senior management team, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new, qualified employees or adequately train employees, or the delay in hiring key personnel, could negatively affect our business, financial condition and results of operations.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats, directed at AdvanSix, its plants and operations, its products, its customers and/or its third-party service providers including cloud providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Our information technology infrastructure, including cybersecurity controls, deploy comprehensive measures to deter, prevent, detect, respond and mitigate these threats including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of our plant operations and business generally. The potential consequences of a material cybersecurity incident include reputational consequences, safety risk, physical damage to our assets, claims from and litigation with third parties, fines levied by governmental authorities, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could, individually or in the aggregate, adversely affect our competitiveness, plant operations, business and results of operations.

Data privacy, information security and protection of confidential information may require significant resources and present certain risks.

We maintain, have access to and process certain confidential or sensitive data, including proprietary business information, personal data and other information, that may be subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such information and data, we may be vulnerable to material security breaches, theft, misplaced or lost data, or errors by employees or third-party providers that could potentially cause such information and data to be compromised, or lead to improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. In addition, there are different and potentially conflicting data privacy laws in effect in the domestic and foreign jurisdictions in which we operate, including the General and Data Protection Regulations recently implemented in the European Union, and we must comply with all applicable laws and standards. Noncompliance with these laws can result in reputational damage, fine and penalties, and enforcement proceedings and litigation, any of which may adversely affect our business, reputation and financial statements.

Failure to maintain effective internal controls could adversely impact our ability to meet our reporting requirements.

We are required, under the Sarbanes-Oxley Act of 2002, to maintain effective internal control over financial reporting and disclosure controls and procedures. This includes performing system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls. If we are not able to comply with these requirements, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to penalties or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Disruptions in transportation or significant changes in transportation costs could adversely impact our business financial condition and results of operations.

We rely heavily on third party transportation to deliver raw materials to our facilities and ship products to our customers. Transport operators are exposed to various risks, such as extreme weather conditions, natural disasters, work stoppages, personnel shortages, and operating hazards, as well as interstate and international transportation requirements. If we experience transportation problems, or if there are other significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship products to our customers. We also seek to maintain appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, which are intended to mitigate the extent of any delays or disruptions in supply chain logistics. However, our failure to obtain raw materials, ship products or maintain sufficient buffer inventory could materially and adversely impact our business, financial condition and results of operations.

Exposure to risks and events beyond our control could adversely impact our business, financial condition and results of operations.

We are exposed to risks from various events that are beyond our control, which may have significant effects on our results of operations. While we attempt to mitigate these risks through appropriate loss prevention measures, insurance, contingency planning and other means, we may not be able to anticipate all risks or to reasonably or cost-effectively manage those risks that we do anticipate. We maintain property, business interruption and casualty insurance but such insurance may not cover all risks, loss, damages or expenses associated with our business and is subject to limitations, including deductibles and limits on the liabilities covered. Consequently, our operations could be adversely affected by circumstances or events in ways that are significant and/or long lasting. The risks and uncertainties identified herein are not the only risks that we have. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. If any known or unknown risks and uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition and results of operations.

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

We derived the historical consolidated financial information prior to the Spin-Off included in this Form 10-K from Honeywell’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly-traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•Prior to the Spin-Off, we operated as part of Honeywell’s broader corporate organization, and Honeywell performed various corporate functions for us. Our historical consolidated financial information prior to the Spin-Off reflects allocations of corporate expenses from Honeywell for these and similar functions. These allocations may not reflect the costs we incur for similar services as an independent, publicly-traded company.

•Our historical consolidated financial information prior to the Spin-Off does not reflect changes that we expect to experience in the future as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. As part of Honeywell, there were certain benefits derived from Honeywell’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of Honeywell prior to the Spin-Off. In addition, our historical consolidated financial data does not include an allocation of interest expense comparable to the interest expense we will incur as a result of the series of internal transactions which were effected in order for us to hold, directly or through our subsidiaries, the businesses constituting Honeywell’s Resins and Chemicals business and related operations, and the Spin-Off, including interest expense in connection with the incurrence of indebtedness at AdvanSix.

Following the Spin-Off, we are also responsible for the additional costs associated with being an independent, publicly- traded company, including costs related to corporate governance, investor and public relations and public reporting. While we were profitable as part of Honeywell, we cannot assure you that our profits will continue at a similar level as an independent, publicly-traded company.

Risks Relating to Our Common Stock and the Securities Market

Our stock price may fluctuate significantly and investments in our stock could lose value.

•The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•Actual or anticipated fluctuations in our results of operations due to factors related to our business;

•Success or failure of our business strategies;

•Competition and industry capacity;

•Changes in interest rates and other factors that affect earnings and cash flow;

•Our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;

•Our ability to retain and recruit qualified personnel;

•Our quarterly or annual earnings, or those of other companies in our industry;

•Announcements by us or our competitors of significant acquisitions or dispositions;

•Changes in accounting standards, policies, guidance, interpretations or principles;

•Changes in earnings estimates by securities analysts or our ability to meet those estimates;

•The operating and stock price performance of other comparable companies;

•Investor perception of our company and our industry;

•Overall market fluctuations and volatility unrelated to our operating performance;

•Results from any material litigation or government investigation;

•Changes in laws and regulations (including tax laws and regulations) affecting our business;

•Changes in capital gains taxes and taxes on dividends affecting stockholders; and

•General economic conditions and other external factors.

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

A stockholder’s percentage ownership in AdvanSix may be diluted in the future because of common stock-based equity awards that we have granted and expect to grant in the future to our directors, officers and other employees. In addition, we may issue equity to raise capital to finance our ongoing operations or as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future.

Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws and Delaware law may discourage takeovers.

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent a merger or acquisition that is opposed by our Board. These include, among others, provisions that provide for staggered terms for directors on our Board through our 2020 annual meeting of stockholders, do not permit our stockholders to act by written consent, establish advance notice requirements for stockholder nominations and proposals, limit the persons who may call special meetings of stockholders, and limit our ability to enter into business combination transactions with certain stockholders. These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of AdvanSix, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 300 Kimball Drive, Suite 101, Parsippany, NJ 07054. We also own three production facilities located in Frankford, Pennsylvania, Chesterfield, Virginia and Hopewell, Virginia. In addition, we lease space at Honeywell’s facility in Pottsville, Pennsylvania and its R&D center in Colonial Heights, Virginia. We will be relocating our Colonial Heights R&D department to our Chesterfield, Virginia manufacturing site in the latter half of 2019. Honeywell also leases space at this site. We have entered into one or more site sharing and services agreements and transition agreements with Honeywell under which we and Honeywell will allow each other to use these shared R&D facilities and manufacturing sites for specified fees.

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

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company was notified that the U.S. Attorney’s Office for the Eastern District of Virginia has closed its investigation and no further action by the Company is required. The Company continues to cooperate fully with the remaining narrowed inquiry by the U.S. Environmental Protection Agency and the Department of Justice criminal divisions. The Company’s production across its sites remains unaffected by these events and the Company expects to continue operating safely at plan moving forward. While the Company may incur penalties or fines in connection with the remaining federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

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

The Virginia Department of Environmental Quality (“Virginia DEQ”) notified the Company in October 2018 that alleged violations involving emissions exceedances and monitoring requirements at the Company’s manufacturing facility in Hopewell, Virginia may subject the Company to certain specified penalties under the Virginia Air Pollution Control Law and applicable regulatory requirements. AdvanSix and the Virginia DEQ have met to resolve this matter, and negotiations are ongoing. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ASIX”. On February 1, 2019, there were 33,034 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $32.32 per share.

As of February 1, 2019, 29,026,465 shares of our common stock and 0 shares of our preferred stock were outstanding.

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 2018	221,000	$31.02	221,000	$48,480,960
November 2018	217,100	27.25	217,100	42,564,460
December 2018	208,367	25.43	208,367	$37,265,840
Total	646,467	$27.95	646,467

As of December 31, 2018, the Company had repurchased 1,191,749 shares of common stock for an aggregate of $37.7 million under the share repurchase program at a weighted average market price of $31.66 per share. During the period January 1, 2019 through February 15, 2019, we repurchased an additional 430,203 shares at a weighted average market price of $28.78 per share. After giving effect to these repurchases, we have approximately $24.9 million of remaining capacity authorized under the share repurchase program as of February 15, 2019.

On February 22, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to an additional $75 million of the Company’s common stock. This authorization is in addition to the remaining capacity authorized under our $75 million share repurchase program announced in May 2018, which is described above.

Dividends

We evaluate the payment of cash dividends to our stockholders and the timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Holders of shares of our common stock will be entitled to receive dividends when, and if, declared by our Board at its discretion out of funds legally available for that purpose, subject to the preferential rights of any preferred stock that may be outstanding. The timing, declaration, amount and payment of the future dividends will depend on our financial condition, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that payment of a dividend will occur in the future.

We did not declare or pay any dividends during the years ended December 31, 2018 and December 31, 2017.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the total returns on the Standard & Poor’s ("S&P") Small Cap 600 Stock Index and the S&P Small Cap 600 Chemicals Index. The changes for the periods shown in the graph assume that $100 had been invested in AdvanSix stock and each index on October 3, 2016, the date that AdvanSix common stock began “regular-way” trading on the New York Stock Exchange, and that all dividends, if any, were reinvested. The share price performance in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

	October 3, 2016	December 31, 2016	December 31, 2017	December 31, 2018
AdvanSix Inc.	100	135	256	148
S&P Small Cap 600	100	112	126	116
S&P Small Cap 600 Chemicals	100	116	131	111

Item 6. Selected Financial Data

Selected Historical Consolidated Financial Data

The following tables present certain selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2018. The selected historical consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are derived from our historical audited Consolidated Financial Statements. The selected historical data related to the balance sheet information for December 31, 2018 and 2017 and the statement of operations information for the years ended December 31, 2018, 2017 and 2016 are included in this Form 10-K. The selected historical data related to the balance sheet information for December 31, 2016, 2015 and 2014 and statement of operations information for the years ended December 31, 2015 and 2014 are not included in this Form 10-K.

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

	Year ended December 31,
Selected Statement of Operations Information (Dollars in thousands):	2018	2017 (b)	2016	2015	2014
Sales	$1,514,984	$1,475,194	$1,191,524	$1,329,409	$1,790,372
Net Income	66,244	146,699	34,147	63,776	83,858

	As of December 31,
Selected Balance Sheet Information (Dollars in thousands):	2018	2017	2016	2015	2014
Total assets	$1,034,626	$1,050,274	$904,957	$840,986	$823,048
Total liabilities	614,288	673,949	689,595	361,916	406,293
Total equity	420,338	376,325	215,362	479,070	416,755

Earnings Per Common Share (a)
Basic:	$2.20	$4.81	$1.12	$2.09	$2.75
Diluted:	2.14	4.72	1.12	2.09	2.75
Weighted average common shares (a)
Basic:	30,172,050	30,482,966	30,482,966	30,482,966	30,482,966
Diluted:	30,978,291	31,091,601	30,503,587	30,482,966	30,482,966

a.On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 16, 2016. Basic and Diluted Earnings Per Share ("EPS") for all periods prior to the Spin-Off reflect the number of distributed shares, or 30,482,966 shares. These shares were treated as issued and outstanding from January 1, 2013 for purposes of calculating historical Basic and Diluted EPS. No dividends have been paid by the Company from October 1, 2016 through December 31, 2018.
b.Reflects a net tax benefit of $53,424 primarily related to the reduction in the federal corporate tax rate to 21% pursuant to the Tax Cuts and Jobs Act. See "Note 5 - Income Taxes".

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data or unless otherwise noted)

The following section, referred to as the "MD&A" presents management’s discussion and analysis of the Company’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in this Form 10-K.

Separation from Honeywell

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the separation of AdvanSix. The separation was completed by Honeywell distributing (the "Distribution") all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date (the “Spin-Off”). Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. We filed our Form 10 describing the Spin-Off with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on September 8, 2016 (the “Form 10”). On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol.

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

Following a peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as the global market experienced large increases in supply without a commensurate increase in demand. Most of this supply increase was the result of Chinese manufacturers, which compressed industry margins for Nylon 6 resin and caprolactam to historic lows. Since the second half of 2016, capacity reductions by our competitors have occurred in North America and Europe improving supply/demand fundamentals in North America with continued dynamic conditions globally. We believe that, in addition to a potential recovery that has historically followed periods of oversupply and declining prices, Nylon 6 end-market growth will continue to generally track global GDP with certain applications, including engineered plastics and packaging, growing at faster rates. Additionally, one of our strategies is to continue developing specialty Nylon 6 and Nylon 6-based copolymer products that we believe will generate higher margins.

Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key crop nutrients. Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including the price of crops.

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

We seek to run our production facilities on a nearly continuous basis for maximum efficiency as several of our intermediate products are key feedstock materials for other products in our integrated manufacturing chain. Our production processes are capital intensive, requiring ongoing investments to improve plant reliability, expand production capacity and achieve higher quality. We schedule several planned turnarounds each year, referred to as plant turnarounds, to conduct routine and major maintenance across our facilities. While we may experience unplanned interruptions from time to time, we seek to mitigate the risk through regularly scheduled maintenance both for major and minor repairs at all of our production facilities. We also utilize maintenance excellence and mechanical integrity programs and maintain appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, which are intended to mitigate the extent of any production losses as a result of planned and unplanned downtime.

While our integrated manufacturing, scale and the quantity and range of our product offerings make us one of the most efficient manufacturers in our industry, it also exposes us to increased risk associated with unplanned downtime or material disruptions at any one of our production facilities which could impact the supply chain throughout our manufacturing process. Should unplanned interruptions occur, we may not have enough buffer inventory at any given time to offset such production losses. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause unplanned downtime as well. For a description of our principal risks, see “Risk Factors" in Item 1A.

Recent Developments

On February 22, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to an additional $75 million of the Company’s common stock. This authorization is in addition to the remaining capacity under our $75 million share repurchase program previously announced in May 2018. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

On February 19, 2019, the Company announced that it filed anti-dumping duty petitions covering imports of acetone with the International Trade Commission and U.S. Department of Commerce. The petitions allege that dumped acetone imports into the United States from Belgium, Korea, Saudi Arabia, Singapore, South Africa, and Spain have caused material injury to the domestic industry. The Company expects the investigation process to be completed over the next 12 to 14 months.

2018 Developments

On December 6, 2018, the Company and Shaw Industries Group, Inc. entered into an Amended and Restated Caprolactam and Polymer Supply Agreement, dated as of January 1, 2019 (the “Amended and Restated Agreement”). The Amended and Restated Agreement incorporates prior amendments and provides for adjusted pricing and volume terms. A copy of the Amended and Restated Agreement is filed as Exhibit 10.31 to this Form 10-K.

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. See Part II, Item 5 of this Form 10-K for information regarding the Company's repurchase activity during the three months ended December 31, 2018.

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company was notified that the U.S. Attorney’s Office for the Eastern District of Virginia has closed its investigation and no further action by the Company is required. The Company continues to cooperate fully with the remaining narrowed inquiry by the U.S. Environmental Protection Agency and the Department of Justice criminal divisions. The Company’s production across its sites remains unaffected by these events and the Company expects to continue operating safely at plan moving forward. While the Company may incur penalties or fines in connection with the remaining federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

On February 21, 2018 (the “Closing Date”), the Company and its lenders amended the Credit Agreement to provide the Company with additional operating flexibility and lower borrowing costs. Under the amended Credit Agreement, the Company has a single $425 million revolving credit facility which replaces the former $270 million term loan and $155 million revolving credit facility. On the Closing Date, the Company borrowed $242 million in loans under the revolving credit facility, and the proceeds of such loans were used to repay the outstanding term loan facility. For a discussion of the amendment to the Credit Agreement, please refer to "Note 10 - Long-term Debt and Credit Agreement."

Operational Events

On January 17, 2018, the Company announced that it had experienced a temporary production issue at its Hopewell, Virginia facility related to the severe winter weather ("1Q18 weather event"). As a result of this unplanned interruption, caprolactam and resin production was reduced at the Hopewell and Chesterfield, Virginia facilities resulting in a $20 million unfavorable impact to pre-tax income in the first quarter of 2018 including the impact of fixed cost absorption, maintenance expense and incremental raw material costs. In addition, the Company incurred an unfavorable impact of approximately $10 million to pre-tax income in the first quarter due to lost sales. The Company informed its customers of this force majeure event and actively worked to mitigate the impact of reduced production output on its customers’ operations. As previously disclosed, the required mechanical repair work was completed as expected. The Company has submitted a business interruption and property damage insurance claim and recorded a $2.9 million benefit in the fourth quarter of 2018 with an additional $0.3 million as of February 1, 2019.

On December 8, 2016, the Company announced that it experienced a temporary interruption at its Hopewell, Virginia facility reducing caprolactam production and a resulting reduction in resin production at its downstream Chesterfield,

Virginia polymerization plant. The Company had previously resumed operations on November 21, 2016 following additional, unplanned maintenance related to the extensive planned fourth quarter 2016 turnaround activities. Under normal conditions, buffer inventories through the supply chain mitigate the impact of temporary production disruptions on customers. Due to the timing of this disruption relative to the November 21 startup, where inventories were depleted by incremental downtime, buffer inventories through the supply chain were insufficient to offset the temporary interruption.

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

Consolidated Results of Operations for the Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

Sales

	2018	2017	2016
Sales	$1,514,984	$1,475,194	$1,191,524
% change compared with prior period	2.7%	23.8%	(10.4)%

The change in sales is attributable to the following:

	2018 versus 2017	2017 versus 2016
Volume	(2.0)%	8.5%
Price	4.7%	15.3%
	2.7%	23.8%

2018 compared with 2017

Sales increased in 2018 compared to 2017 by $39.8 million, or approximately 3%, due primarily to higher sales prices of 5% driven by (i) formula-based pass-through pricing (approximately 3%), particularly for benzene and propylene (inputs to cumene which is a key feedstock material for our products) and (ii) market-based price increases (approximately 2%) in nylon and ammonium sulfate, partially offset by decreases in chemical intermediates driven by acetone. Volume reductions of 2% were driven primarily by the 1Q18 weather event.

2017 compared with 2016

Sales increased in 2017 compared to 2016 by $283.7 million, or approximately 24%, due primarily to higher sales prices (approximately 15%) and volume increases (approximately 9%) of chemical intermediates, nylon, caprolactam and ammonium sulfate. Sales prices increased due primarily to (i) higher prices of the raw materials, particularly benzene and propylene, used to manufacture nylon, caprolactam and chemical intermediates impacting formula-based pass-through pricing (approximately 12% favorable impact) and (ii) market-based pricing due primarily to improved industry conditions in nylon, caprolactam and chemical intermediates offset partially by lower prices of ammonium sulfate (approximately 3% favorable impact). Volume increased in 2017 due to improved plant production and the impacts of unplanned interruptions in the fourth quarter of 2016 discussed above.

Cost of Goods Sold

	2018	2017	2016
Cost of goods sold	$1,340,497	$1,248,129	$1,083,623
% change compared with prior period	7.4%	15.2%	(8.1)%
Gross margin %	11.5%	15.4%	9.1%

2018 compared with 2017

Costs of goods sold increased in 2018 compared to 2017 by $92.4 million, or approximately 7%, due primarily to (i) higher prices of raw materials, particularly benzene and propylene (approximately 5%) and (ii) increased manufacturing costs due primarily to the 1Q18 weather event, including purchases of feedstocks which are normally manufactured by the Company (approximately 4%), partially offset by lower sales volumes of nylon and caprolactam (approximately 1%).

Gross margin percentage decreased by approximately 4% in 2018 compared to 2017 due primarily to increased manufacturing costs associated with the 1Q18 weather event (approximately 4%), as well as the impact of formula-based pass-through pricing as discussed above (approximately 1%) partially offset by higher market-based pricing in nylon and ammonium sulfate (approximately 1%).

2017 compared with 2016

Costs of goods sold increased in 2017 compared to 2016 by $164.5 million, or approximately 15.2%, due primarily to higher prices of raw materials (approximately 14%), particularly benzene and propylene, and a one-time benefit related to the termination of a long-term supply agreement in the three months ended March 31, 2016 (approximately 1% unfavorable).

Gross margin percentage increased by approximately 6% in 2017 compared to 2016 due primarily to higher sales and production volumes on a year-over-year basis (approximately 6%) offset partially by the termination of a long-term supply agreement in 2016 (approximately 1%).

Selling, General and Administrative Expenses

	2018	2017	2016
Selling, general and administrative expense	$81,224	$72,671	$53,709
% of sales	5.4%	4.9%	4.5%

Selling, general and administrative expenses increased in 2018 compared to 2017 by $8.6 million, or approximately 12%, due primarily to a $6 million charge to bad debt expense related to a Brazilian fertilizer customer filing a petition for judicial reorganization in February 2019, increased legal expenses of approximately $3 million associated with the federal inquiry at the Hopewell facility and higher functional and stand-alone costs. These increases were partially offset by lower costs for transition services and incentive compensation.

Selling, general and administrative expenses increased in 2017 compared to 2016 by $19.0 million, or approximately 35%, due primarily to higher stand-alone costs incurred since the Spin-Off on October 1, 2016. These stand-alone costs are related primarily to workforce and other infrastructure including costs for transition services previously provided by Honeywell which were partially offset by the elimination of costs allocated in the prior year to the Company from Honeywell on the basis of sales. The incremental one-time and ongoing stand-alone costs to operate our business as an independent public company remain in line with the Company’s expectations as previously disclosed in our Form 10 filed with the SEC and are expected to exceed the historical allocations of expenses from Honeywell.

Other Non-operating Expense (Income), Net

	2018	2017	2016
Other non-operating expense (income), net	$7,495	$9,762	$417

The decrease in Other non-operating expense (income), net in 2018 compared to 2017 was due primarily to lower ongoing environmental remediation costs combined with lower interest expense resulting from the refinance of the Company's long-term debt.  For additional discussion of long-term debt, see “Note 10 - Long-term Debt and Credit Agreement” in the Notes accompanying the audited Consolidated Financial Statements.

The increase in Other non-operating expense (income), net in 2017 compared to 2016 was due primarily to higher interest expense for the full year in 2017 versus interest expense for only the fourth quarter in 2016 occurring in conjunction with the establishment of debt associated with the Spin-Off. For additional discussion of long-term debt, see “Note 10 - Long-term Debt and Credit Agreement” in the Notes accompanying the audited Consolidated Financial Statements.

Income Tax Expense (Benefit)

	2018	2017	2016
Income tax expense (benefit)	$19,524	$(2,067)	$19,628
Effective tax rate	22.8%	(1.4)%	36.5%

On December 22, 2017 the U.S. government enacted significant changes to federal tax law following the passage of the Tax Cuts and Jobs Act (the “2017 Act”). In 2017, the Company reasonably estimated the accounting for the effects of the 2017 Act. In 2018, we finalized the accounting for the 2017 Act and our financial statements for the years ended December 31, 2018 and 2017 reflect certain effects of the 2017 Act including a reduction in the corporate tax rate to 21% from 35% and changes made to executive compensation rules. As a result of changes to tax laws and tax rates under the 2017 Act, the Company incurred a reduction in income tax expense of $1,651 and $53,424 primarily related to the reduction in the federal corporate tax rate to 21% during the years ended December 31, 2018 and 2017, respectively.

The Company's income tax expense (benefit) for 2018 and 2017 was $19,524 and $(2,067), respectively. In the absence of the changes due to the 2017 Act and the related one-time remeasurement of deferred tax assets and liabilities to account for the reduction in the corporate tax rate to 21%, tax expense for 2018 and 2017 would have been $21,175 and $51,357, respectively.

The Company's effective income tax rate for 2018 was higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations resulting from the 2017 Act, partially offset by income tax benefits associated with the filing of the 2017 U.S. federal income tax return and the related completion of the accounting for the tax impacts of the 2017 Act.

The Company’s effective income tax rate for 2017 was lower compared to the U.S. Federal statutory rate of 35% due primarily to the enactment of the 2017 Act and the related remeasurement of deferred tax assets and liabilities. Additionally, the Company made certain state tax apportionment elections in 2017 which resulted in a state income tax rate change and related income tax benefit.

The Company’s effective income tax rates for 2016 was higher compared to the U.S. Federal statutory rate of 35% due primarily to state taxes and, to a lesser extent, losses incurred in foreign jurisdictions with rates lower than the U.S. Federal statutory rate, partially offset by the U.S. manufacturing incentive credits.

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

For 2018, 2017 and 2016, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense related to unrecognized income tax benefits in the income tax provision.

For additional discussion of income taxes and the effective income tax rate, see “Note 5 – Income Taxes” in the Notes accompanying the audited Consolidated Financial Statements.

Net Income

	2018	2017	2016
Net income	$66,244	$146,699	$34,147

2018 compared with 2017

As a result of the factors described above, net income was $66.2 million in 2018 as compared to $146.7 million in 2017.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA margin to their most directly comparable GAAP financial measure:

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years Ended December 31,
	2018	2017	2016
Net income	$66,244	$146,699	$34,147
Interest expense, net	7,492	7,716	1,847
Income tax expense (benefit)	19,524	(2,067)	19,628
Depreciation and amortization	53,233	48,455	40,329
EBITDA (non-GAAP)	146,493	200,803	95,951
Prior-year one-time benefit (1)	—	—	15,500
EBITDA excluding prior-year one-time benefit (non-GAAP)	$146,493	$200,803	$80,451

Sales	$1,514,984	$1,475,194	$1,191,524

EBITDA margin % (non-GAAP)	9.7%	13.6%	8.1%

EBITDA margin % excluding prior year one-time benefit (non-GAAP)	9.7%	13.6%	6.8%

(1) Reflects a $15.5 million one-time benefit recognized in the first quarter of 2016 related to the termination of a long-term supply agreement.

The following are reconciliations between the non-GAAP financial measure of Net Income and EPS excluding the one-time net tax benefit to its most directly comparable GAAP financial measure of Net Income and EPS:

	Years Ended December 31,
	2018	2017	2016
Net Income	$66,244	$146,699	$34,147
One-time net tax benefit (2)	(1,651)	(53,424)	—
Net Income excluding one-time net tax benefit	$64,593	$93,275	$34,147

	Years Ended December 31,
	2018	2017	2016
Basic
EPS	$2.20	$4.81	$1.12
One-time net tax benefit (2)	(0.05)	(1.75)	—
EPS excluding one-time net tax benefit	$2.15	$3.06	$1.12

	Years Ended December 31,
	2018	2017	2016
Diluted
EPS	$2.14	$4.72	$1.12
One-time net tax benefit (2)	(0.05)	(1.72)	—
EPS excluding one-time net tax benefit	$2.09	$3.00	$1.12

(2) Reflects a net tax benefit primarily related to re-measurement of net deferred tax liability at a lower corporate tax rate pursuant to the 2017 Act. See "Note 5 - Income Taxes".

Liquidity and Capital Resources

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current annual operating objectives as well as our longer term strategic plans, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in in Item 1A. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our operating cash flows are affected by capital requirements and production volume as well as the prices of our raw materials and general economic and industry trends. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which enhance liquidity and enable us to efficiently manage our working capital needs. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and, secondarily, on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures including high return growth and cost savings investments, share repurchases, employee benefit obligations, interest payments, debt management and strategic acquisitions. We believe that our future cash from operations, together with our access to funds on hand and credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, each of which are subject to the risk factors previously disclosed in Item 1A, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2019.

The Company made contributions to the defined benefit pension plan of $2.0 million in the first quarter of 2018, $6.6 million in the second quarter of 2018 and $3.3 million in the third quarter of 2018 for a total of $11.8 million in full year 2018. No payments were made in the fourth quarter of 2018. The Company plans to make pension plan contributions during 2019 sufficient to satisfy pension funding requirements of approximately $3 to $8 million. The Company plans to make additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

The Company made contributions to the defined contribution plan of $5.5 million and $5.4 million for the years ended December 31, 2018 and 2017, respectively.

We expect that our primary cash requirements will be to fund our on-going operations, costs associated with planned plant turnarounds, capital expenditures, pension benefit obligations, share repurchases and the amounts related to contractual obligations noted in the tables below. See the items noted below in “Contractual Obligations” and “Capital Expenditures” for more information.

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

As of December 31, 2018, the Company had repurchased 1,191,749 shares of common stock for an aggregate of $37.7 million under the share repurchase program at a weighted average market price of $31.66 per share. As of December 31, 2018, $37.3 million remained available for repurchase under the share repurchase program. During the period January 1, 2019 through February 15, 2019, the Company repurchased an additional 430,203 shares at a weighted average market price of $28.78 per share. After giving effect to these repurchases, the Company has approximately $24.9 million of remaining capacity authorized under the share repurchase program.

On February 22, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to an additional $75 million of the Company’s common stock. This authorization is in addition to the remaining capacity authorized under our $75 million share repurchase program previously announced in May 2018, which is described above.

Credit Agreement

On September 30, 2016, in connection with the Spin-Off, the Company as the borrower, entered into a Credit Agreement with Bank of America, N.A., as administrative agent (the "Original Credit Agreement"), pursuant to which the Company incurred indebtedness in the aggregate principal amount of approximately $270.0 million in the form of a term loan, the net proceeds of which were distributed to Honeywell substantially concurrent with the consummation of the Spin-Off, and the Company also entered into a $155.0 million revolving credit facility to fund our working capital and other cash needs. For information regarding the Original Credit Agreement, refer to "Note 10 – Long-term Debt and Credit Agreement" to the Consolidated Financial Statements in Item 8 of this Form 10-K.

On February 21, 2018 (the “Amendment Date”), the Company entered into Amendment No. 1 (the “Amendment”) to the Original Credit Agreement, among the Company, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the Original Credit Agreement, after giving effect to the Amendment, the “Amended and Restated Credit Agreement”).

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

In addition to the amount borrowed on the Amendment Date, the Company has since borrowed an incremental $103 million ($4.0 million in first quarter, $15.0 million in second quarter and $23.5 million in the third quarter and $60.5 million in the fourth quarter) for working capital purposes under the Revolving Credit Facility and repaid $145 million ($16.0 million in first quarter, $35.0 million in second quarter and $33.5 million in the third quarter and $60.5 million in the fourth quarter) to bring the balance under the Revolving Credit Facility to $200 million at December 31, 2018. Going forward, we expect that cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

The Company had approximately $4.3 million of letter of credit agreements outstanding at December 31, 2018, of which $3.2 million are bi-lateral letters of credit outside the Revolving Credit Facility with $1.1 million outstanding under the Revolving Credit Facility.

Cash Flow Summary for the Years Ended December 31, 2018, 2017 and 2016

Our cash flows from operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016, as reflected in the audited Consolidated Financial Statements included in this Form 10-K, are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
(Dollars in thousands)
Cash provided by (used for):
Operating activities	$173,385	$134,607	$113,740
Investing activities	(112,191)	(93,247)	(86,381)
Financing activities	(106,818)	(127)	(13,160)
Net change in cash and cash equivalents	$(45,624)	$41,233	$14,199

2018 compared with 2017

Net cash provided by operating activities increased by $38.8 million for the year ended December 31, 2018 versus the prior year period due primarily to (i) a $100.0 million favorable impact from Accounts and other receivables due to an increase in sales in 2017 versus 2016 and the favorable impact of our trade receivable discount program, (ii) a $17.1 million increase in Deferred income taxes versus the prior year resulting from the 2017 Act remeasurement and (iii) a $13.7 million improvement in Deferred income and customer advances resulting from an increase in ammonium sulfate pre-buy advances in 2018 compared to a decline in advances in 2017.  This activity was offset partially by (i) an $80.5 million decrease in Net income versus the prior year period due to the impact of the 1Q18 weather event and a one-time tax benefit of $53.4 million as a result of the 2017 Act and (ii) a $15.7 million unfavorable impact from Accrued liabilities due to the timing of payments.

Net cash used for investing activities increased by $18.9 million for the year ended December 31, 2018 versus the prior year period due primarily to an increase in cash paid for capital expenditures.

Net cash used for financing activities increased by $106.7 million for the year ended December 31, 2018 versus the prior year due to the net $66.6 million repayment of borrowings and $38.5 million in cash outlays for share repurchases. Cash provided by operating activities was sufficient to repay all current period borrowings under the revolving credit facility.

2017 compared with 2016

Net cash provided by operating activities increased by $20.9 million for the year ended December 31, 2017 versus the prior year period due primarily to (i) a $112.6 million increase in Net income versus the prior year period due to significantly higher sales as a result of improved plant production and the impacts of unplanned interruptions in the fourth quarter of 2016 as previously discussed and a one-time tax benefit of $53.4 million resulting from the 2017 Act, (ii) a $9.5 million cash improvement in Other assets and liabilities related primarily to the completion of the Hopewell regional wastewater treatment facility project, timing of deferred charges and other factors, and (iii) a $9.3 million increase in Accrued liabilities due to the timing of payments.  This activity was offset partially by (i) a net $60.4 million unfavorable cash impact from Accounts and other receivables due primarily to increased sales, the timing of collections and an increase in income tax receivables, (ii) a $21.5 million unfavorable cash impact from inventory comparing 2017 and 2016 as inventory levels remained relatively flat in 2017 following a reduction in inventory in 2016, (iii) a $19.0 million reduction in Deferred income taxes versus the prior year due to the remeasurement of deferred tax accounts as a result of the 2017 Act, and (iv) a $15.7 million increase in Accounts payable due to timing of payments.

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

Contractual Obligations

(Dollars in thousands, unless otherwise noted)

	Payments due by period
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt – principal repayments (1)	$200,000	$—	$—	$—	$—	$200,000	$—
Long-term debt – interest payments (1)	42,726	8,652	8,593	8,510	8,480	8,491	—
Capitalized leases	671	239	212	131	89	—	—
Interest payments on capitalized leases	59	31	18	8	2	—	—
Minimum operating lease payments	128,841	36,110	29,318	16,111	11,571	9,104	26,627
Estimated environmental compliance costs (2)	1,986	583	431	324	324	324	—
Purchase obligations (3)	391,926	99,657	30,779	35,649	15,792	14,954	195,095
Postretirement benefit obligations (4)	36,800	3,300	8,000	8,250	8,500	8,750	—
Total contractual obligations	$803,009	$148,572	$77,351	$68,983	$44,758	$241,623	$221,722

1.Long-term Debt - Principal repayments: refer to "Note 10 - Long-term Debt and Credit Agreement" to the Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments are estimated based on the interest rate applicable as of December 31, 2018.

2.The payment amounts in the table only reflect the environmental compliance costs which we have accrued as probable and reasonably estimable as of December 31, 2018.

3.Purchase obligations are entered into with various vendors in the normal course of business, which are consistent with our expected requirements and primarily relate to cumene, oleum, sulfur and natural gas, as well as a long-term agreement for loading, unloading and handling of a portion of our ammonium sulfate export volumes.

4.Actual contribution payments will depend on several factors, including investment performance and discount rates, timing of benefits and changes in applicable local requirements. The Company plans to make pension plan contributions in future years sufficient to satisfy pension funding requirements in those periods.

Capital Expenditures

Our operations are capital intensive, requiring ongoing investments that have consisted, and are expected to continue to consist, primarily of capital expenditures required to maintain and improve equipment reliability, expand production output, further improve mix, yield and cost position and comply with environmental and safety regulations.

The following table summarizes ongoing and expansion capital expenditures.

	Years Ended December 31,
	2018	2017	2016
(Dollars in thousands)
Purchases of property, plant and equipment	$109,215	$86,438	$84,009

Capital expenditures increased $22.8 million from 2017 to 2018 due primarily to an increase in spend on high-return growth and cost savings projects and continued emphasis on improving the infrastructure and reliability at our manufacturing sites. Capital expenditures increased $2.4 million from 2016 to 2017 due primarily to continued emphasis on improving the infrastructure and reliability at our manufacturing sites.

For 2019, we expect our total capital expenditures to be approximately $140 million to $150 million, including incremental investments in high-return growth and cost savings projects. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

Off-Balance Sheet Arrangements

At December 31, 2018, 2017 and 2016, the Company did not have any off-balance sheet arrangements or financing activities with special-purpose entities.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Company of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $7.7 million at December 31, 2018 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

Fair Value Measurement – ASC 820, Fair Value Measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board's ("FASB") guidance classifies the inputs used to measure fair value into the following hierarchy:

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

Derivative Financial Instruments – We minimize our risks from interest and foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the changes in fair value of the derivatives are recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. For derivative instruments that are designated and qualify as a net investment hedge, the derivative’s gain or loss is reported as a component of Other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss). The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $137.2 million and $129.2 million at December 31, 2018 and 2017. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $28.5 million and $28.3 million higher at December 31, 2018 and 2017.

Property, Plant, Equipment – Property, plant, equipment asset values are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 30 to 50 years for buildings and improvements and 5 to 40 years for machinery and equipment. Our machinery and equipment includes (1) assets used in short production cycles or subject to high corrosion, such as instrumentation, controls and insulation systems with useful lives up to 15 years, (2) standard plant assets, such as boilers and railcars, with useful lives ranging from 15 to 30 years and (3) major process equipment that can be used for long durations with effective preventative maintenance and repair, such as cooling towers, compressors, tanks and turbines with useful lives ranging from 30 to 40 years. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life.

Repairs and maintenance, including planned major maintenance, are expensed as incurred. Repairs and maintenance expense for the years ended December 31, 2018, 2017 and 2016 was $76.1 million, $60.9 million and $70.8 million, respectively. Costs which materially add to the value of the asset or prolong its useful life are capitalized and the replaced assets are retired.

Goodwill – The Company had goodwill of $15.0 million as of December 31, 2018 and 2017. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company completed its annual goodwill impairment test as of March 31, 2018 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

Revenue Recognition – The Company recognizes revenue upon the transfer of control of goods or services to customers at amounts that reflect the consideration expected to be received. AdvanSix primarily recognizes revenues when title and control of the product transfers from the Company to the customer. Outbound shipping costs incurred by the Company are not included in revenues but are reflected as freight expense in Costs of goods sold in the Consolidated Statements of Operations.

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

Environmental – The Company accrues costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated.

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in "Note 17 - Stock-Based Compensation Plans", are non-qualified stock options, performance share units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

A 25 basis point increase in the discount rate would result in a decrease of approximately $0.4 million to the net periodic benefit cost for 2019, while a 25 basis point decrease in the discount rate would result in an increase of approximately $0.2 million to the net periodic benefit cost for 2019. The resulting impact on the pension benefit obligation would be a decrease of $2.0 million and an increase of $2.1 million, respectively.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

Prior to the Spin-Off, income taxes were calculated on a separate tax return basis modified to apply the benefits-for-loss approach and may not be reflective of the results that would have occurred if tax returns were filed on a stand-alone basis. In applying the benefits-for-loss methodology, the tax provision was computed as if the Company filed tax returns on a separate tax return basis independent of other Honeywell businesses with an adjustment to reflect a tax benefit for losses generated by the Company but utilized by other Honeywell businesses in a combined tax filing. Given that the taxpaying entities in which the Company operates were retained by Honeywell subsequent to the Spin-Off, all tax payables and attributes, such as tax credit and tax loss carryforwards, associated with these entities was also retained by Honeywell whether or not such attribute was generated in whole or in part by the Company. As a result, the taxes payable and attributes that relate to the Company’s operations were recorded and settled through intercompany accounts with Honeywell since they are attributable to the taxable entity to be retained by Honeywell. Accordingly, a tax attribute, such as a tax loss, generated by the Company but utilized by Honeywell, reduced the intercompany payable to Honeywell and be recorded as a current tax benefit in the calculation of the tax provision.

We believe applying the separate tax return method modified to apply the benefits-for-loss approach was more appropriate than carrying the tax attribute forward since the attribute no longer exists, nor was the attribute included in the assets and liabilities of the Company subsequent to the Spin-Off. Furthermore, the amount of the attributes that were generated by the Company but utilized by Honeywell were not material to the overall financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. SAB 118 provides guidance for registrants under three scenarios where the measurement of certain tax items is either complete, can be reasonably estimated or cannot be reasonably estimated. The Company has completed its evaluation of the 2017 Act and the impacts of those items have been reflected in our Consolidated Financial Statements as of December 31, 2018 and 2017. The impacts of those changes are disclosed in “Note 5 - Income Taxes”.

Earnings Per Share – Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 16, 2016 who held their shares through the Distribution Date. Basic and Diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 30,482,966 shares. For 2016, the distributed shares were treated as issued and outstanding from January 1, 2016 for purposes of calculating historical Basic and Diluted EPS.

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

On November 6, 2018 we entered into an interest rate swap for notional amount of $50 million whereby we exchanged floating for fixed rate interest payments for our LIBOR based borrowing under our Revolving Credit Facility. At December 31, 2018, as a result of the interest rate swap, approximately 25% of our total borrowing under our Revolving Credit Facility is now at fixed interest rate.

We designated the $50 million interest rate swap, with a fair value of zero at inception, as a cash flow hedge against the risk of changes in the benchmark interest rate (1-Month LIBOR). At year end, a hedge effectiveness assessment was completed by comparing the critical terms of the hedged item with the hedging instrument, and also by reviewing the credit standing of the counterparty. As of December 31, 2018, it was determined that the critical terms continued to exactly match, and that the counterparty still had the ability to honor their obligation. As a result, the hedge continued to be deemed effective.

Based on borrowing levels at December 31, 2018, net of the interest rate swap, a 25 basis point fluctuation in interest rates for the year ended December 31, 2018 would have resulted in an increase or decrease to our interest expense of approximately $0.4 million.

See “Note 13 - Derivative and Hedging Instruments” to the Consolidated Financial Statements, included in this Form 10-K, for further details regarding interest rate risk management.

Market Risk

See “Note 13 - Derivative and Hedging Instruments” to the Consolidated Financial Statements, included in this Form 10-K, for a discussion relating to market risk.

Item 8. Financial Statements and Supplementary Data

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Sales	$1,514,984	$1,475,194	$1,191,524
Costs, expenses and other:
Costs of goods sold	1,340,497	1,248,129	1,083,623
Selling, general and administrative expenses	81,224	72,671	53,709
Other non-operating expense (income), net	7,495	9,762	417
Total costs, expenses and other	1,429,216	1,330,562	1,137,749

Income before taxes	85,768	144,632	53,775
Income tax expense (benefit)	19,524	(2,067)	19,628
Net income	$66,244	$146,699	$34,147

Earnings per common share
Basic	$2.20	$4.81	$1.12
Diluted	$2.14	$4.72	$1.12
Weighted average common shares outstanding
Basic	30,172,050	30,482,966	30,482,966
Diluted	30,978,291	31,091,601	30,503,587

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$66,244	$146,699	$34,147
Foreign exchange translation adjustment	(25)	12	154
Cash-flow hedges	(633)	—	(1,413)
Pension obligation adjustments	7,230	(6,023)	1,963
Other comprehensive income (loss), net of tax	6,572	(6,011)	704
Comprehensive income	$72,816	$140,688	$34,851

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,808	$55,432
Accounts and other receivables – net	160,266	196,003
Inventories – net	137,182	129,208
Other current assets	3,807	7,130
Total current assets	311,063	387,773
Property, plant and equipment – net	672,210	612,612
Goodwill	15,005	15,005
Other assets	36,348	34,884
Total assets	$1,034,626	$1,050,274
LIABILITIES
Current liabilities:
Accounts payable	$229,508	$227,711
Accrued liabilities	30,448	35,013
Income taxes payable	2,212	1
Deferred income and customer advances	22,556	17,194
Current portion of long-term debt	—	16,875
Total current liabilities	284,724	296,794
Deferred income taxes	103,783	92,276
Line of credit – long-term	200,000	—
Long-term debt	—	248,339
Postretirement benefit obligations	21,080	33,396
Other liabilities	4,701	3,144
Total liabilities	614,288	673,949

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 30,555,715 shares issued and 29,345,001 outstanding at December 31, 2018; 30,482,966 shares issued and outstanding at December 31, 2017	306	305
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2018 and 2017	—	—
Treasury stock at par (1,210,714 shares at December 31, 2018; 0 shares at December 31, 2017)	(12)	—
Additional paid-in capital	234,699	263,081
Retained earnings	187,819	121,985
Accumulated other comprehensive loss	(2,474)	(9,046)
Total stockholders' equity	420,338	376,325
Total liabilities and stockholders' equity	$1,034,626	$1,050,274

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$66,244	$146,699	$34,147
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	53,233	48,455	40,329
Loss on disposal of assets	1,992	1,500	1,529
Deferred income taxes	9,558	(7,513)	11,534
Stock based compensation	10,131	7,742	1,327
Accretion of deferred financing fees	1,802	592	148
Changes in assets and liabilities:
Accounts and other receivables	35,712	(64,320)	(3,948)
Inventories	(7,974)	(230)	21,253
Accounts payable	69	8,172	23,846
Income taxes payable	2,211	(85)	86
Accrued liabilities	(6,111)	9,617	281
Deferred income and customer advances	5,362	(8,373)	360
Other assets and liabilities	1,156	(7,649)	(17,152)
Net cash provided by operating activities	173,385	134,607	113,740

Cash flows from investing activities:
Expenditures for property, plant and equipment	(109,215)	(86,438)	(84,009)
Other investing activities	(2,976)	(6,809)	(2,372)
Net cash used for investing activities	(112,191)	(93,247)	(86,381)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	270,000
Payments of long-term debt	(266,625)	—	(3,375)
Payment of debt issuance costs	—	—	(1,881)
Borrowings from line of credit	345,000	308,500	58,000
Payments of line of credit	(145,000)	(308,500)	(58,000)
Payment of line of credit facility fees	(1,361)	—	(1,080)
Principal payments of capital leases	(308)	(127)	(165)
Purchase of treasury shares	(38,524)	—	—
Distribution to Honeywell in connection with the Spin-Off	—	—	(269,347)
Net decrease in invested equity	—	—	(7,312)
Net cash used for financing activities	(106,818)	(127)	(13,160)

Net change in cash and cash equivalents	(45,624)	41,233	14,199
Cash and cash equivalents at beginning of year	55,432	14,199	—
Cash and cash equivalents at the end of year	$9,808	$55,432	$14,199
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$27,258	$25,222	$28,485
Supplemental cash investing activities:
Cash paid for interest	$5,855	$7,236	$1,862
Cash paid for income taxes	$7,315	$12,982	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Invested Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2015	—	$—	$—	$—	$482,809	$—	$(3,739)	$479,070

Net Income through September 30, 2016	—	—	—	—	58,861	—	—	58,861
Net Loss from October 1, 2016	—	—	—	(24,714)	—	—	—	(24,714)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	—	154	154
Commodity hedges	—	—	—	—	—	—	(1,413)	(1,413)
Pension obligation adjustments	—	—	—	—	—	—	1,963	1,963
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	704	704
Change in invested equity	—	—	—	—	(299,886)	—	—	(299,886)
Issuance of common stock and reclassification of invested equity	30,482,966	305	241,479	—	(241,784)	—	—	—
Stock-based compensation	—	—	1,327	—	—	—	—	1,327
Balance at December 31, 2016	30,482,966	305	242,806	(24,714)	—	—	(3,035)	215,362

Net income	—	—	—	146,699	—	—	—	146,699
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	—	12	12
Commodity hedges	—	—	—	—	—	—	—	—
Pension obligation adjustments	—	—	—	—	—	—	(6,023)	(6,023)
Total comprehensive income (loss), net of tax	—	—	—	—	—	—	(6,011)	(6,011)
Spin-off deferred tax adjustments	—	—	12,533	—	—	—	—	12,533
Stock-based compensation	—	—	7,742	—	—	—	—	7,742
Balance at December 31, 2017	30,482,966	305	263,081	121,985	—	—	(9,046)	376,325

Net Income	—	—	—	66,244	—	—	—	66,244
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	—	(25)	(25)
Cash-flow hedges	—	—	—	—	—	—	(633)	(633)
Pension obligation adjustments	—	—	—	(410)	—	—	7,230	6,820
Total comprehensive income (loss), net of tax	—	—	—	(410)	—	—	6,572	6,162
Issuance of common stock	72,749	1	—	—	—	—	—	1
Acquisition of treasury shares (1,210,714 shares)		—	(38,513)	—	—	(12)	—	(38,525)
Stock-based compensation	—	—	10,131	—	—	—	—	10,131
Balance at December 31, 2018	30,555,715	$306	$234,699	$187,819	$—	$(12)	$(2,474)	$420,338

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts or unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix”, the “Company”, “we” or “our”) is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce engineered plastics, fibers, filaments and films that, in turn, are used in such end-products as automotive and electronic components, carpets, sports apparel, fishing nets and food and industrial packaging. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced as part of our integrated Nylon 6 resin manufacturing process including caprolactam, ammonium sulfate fertilizers, acetone and other chemical intermediates.

All of our manufacturing plants and operations are located in the United States. Globally, we serve approximately 500 customers in a wide variety of industries located in more than 40 countries.

For the years ended December 31, 2018, 2017 and 2016, we had sales of $1,515 million, $1,475 million and $1,192 million, respectively, and net income of $66 million, $147 million and $34 million, respectively.

Each of these product lines represented the following approximate percentage of total sales:

	Years Ended December 31,
	2018	2017	2016
Nylon	28%	29%	28%
Caprolactam	19%	19%	17%
Ammonium Sulfate Fertilizers	20%	19%	24%
Chemical Intermediates	33%	33%	31%
	100%	100%	100%

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

Separation from Honeywell

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the separation of AdvanSix. The separation was completed by Honeywell distributing (the "Distribution") all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date (the “Spin-Off”).

Each Honeywell stockholder who held their shares through the Distribution Date received one share of AdvanSix common stock for every 25 shares of Honeywell common stock held at the close of business on the record date of September 16, 2016. We filed our Form 10 describing the Spin-Off with the Securities and Exchange Commission (the "SEC") which was declared effective by the SEC on September 8, 2016 (the "Form 10").

On October 3, 2016, AdvanSix stock began “regular-way” trading on the New York Stock Exchange under the “ASIX” stock symbol.

Basis of Presentation

Unless the context otherwise requires, references in these Notes to the Consolidated Financial Statements to “we,” “us,” “our,” “AdvanSix” and the “Company” refer to AdvanSix Inc. and its consolidated subsidiaries after giving effect to the Spin-Off. All intercompany transactions have been eliminated. As described in Note 3, all significant transactions between the Company and Honeywell prior to separation have been included in these Consolidated Financial Statements and are considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these pre-separation transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as invested equity.

Prior to the separation from Honeywell on October 1, 2016, these Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of Honeywell. These Consolidated Financial Statements reflect the consolidated historical results of operations, financial position and cash flows of AdvanSix as they were historically managed in conformity with GAAP.

Prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The cost of these services has been allocated to the Company on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues, headcount or other relevant measures. However, the financial information presented in these Consolidated Financial Statements may not reflect the financial position, operating results and cash flows of the Company had the Company been a separate stand-alone entity during the periods presented. Actual costs that would have been incurred if AdvanSix had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both we and Honeywell consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to, or the benefits received by the Company during the periods presented. Since Spin-Off, a number of the above services continued under a transition service agreement with Honeywell, which were expensed as incurred based on the contractual pricing terms.

Note 2. Summary of Significant Accounting Policies

Accounting Principles – The financial statements and accompanying Notes are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a description of AdvanSix’s significant accounting policies.

Principles of Consolidation – The Consolidated Financial Statements include the accounts of AdvanSix and all of its subsidiaries in which a controlling financial interest is maintained. Our consolidation policy requires equity investments that we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities to be accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which we do not have readily determinable fair values are accounted for under the cost method. All intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Company of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $7.7 million at December 31, 2018 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

Fair Value Measurement – ASC 820, Fair Value Measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board's ("FASB") guidance classifies the inputs used to measure fair value into the following hierarchy:

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

Derivative Financial Instruments – We minimize our risks from interest and foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the changes in fair value of the derivatives are recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. For derivative instruments that are designated and qualify as a net investment hedge, the derivative’s gain or loss is reported as a component of Other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss). The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices, and generally they do not include take-or-pay terms. Instead, each customer agreement, the majority of which have a term of at least one year, is typically determined by monthly or quarterly volume estimates. We may also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2018 and 2017, we had no contracts with notional amounts related to forward commodity agreements.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $137.2 million and $129.2 million at December 31, 2018 and 2017. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $28.5 million and $28.3 million higher at December 31, 2018 and 2017.

Property, Plant, Equipment – Property, plant, equipment asset values are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 30 to 50 years for buildings and improvements and 5 to 40 years for machinery and equipment. Our machinery and equipment includes (1) assets used in short production cycles or subject to high corrosion, such as instrumentation, controls and insulation systems with useful lives up to 15 years, (2) standard plant assets, such as boilers and railcars, with useful lives ranging from 15 to 30 years and (3) major process equipment that can be used for long durations with effective preventative maintenance and repair, such as cooling towers, compressors, tanks and turbines with useful lives ranging from 5 to 40 years. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life.

Repairs and maintenance, including planned major maintenance, are expensed as incurred. Repairs and maintenance expense for the years ended December 31, 2018, 2017 and 2016 was $76.1 million, $60.9 million and $70.8 million, respectively. Costs which materially add to the value of the asset or prolong its useful life are capitalized and the replaced assets are retired.

Long-Lived Assets – The Company evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on several factors including operating results, business plans and forecasts, general and industry trends, and economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in the Consolidated Statements of Operations. The Company also evaluates the estimated useful lives of long-lived assets if circumstances warrant and revises such estimates based on current events.

Goodwill – The Company had goodwill of $15.0 million as of December 31, 2018 and 2017. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company completed its annual goodwill impairment test as of March 31, 2018 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

Revenue Recognition – The Company recognizes revenue upon the transfer of control of goods or services to customers at amounts that reflect the consideration expected to be received. AdvanSix primarily recognizes revenues when title and control of the product transfers from the Company to the customer. Outbound shipping costs incurred by the Company are not included in revenues but are reflected as freight expense in Costs of goods sold in the Consolidated Statements of Operations.

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

Deferred Income and Customer Advances – AdvanSix has an annual pre-buy program for ammonium sulfate that is classified as deferred income and customer advances in the Consolidated Balance Sheets. Customers pay cash in advance to reserve capacity for ammonium sulfate to guarantee product availability during peak planting season. The Company recognizes a customer advance when cash is received for the advanced buy. Revenue is then recognized and the customer advance is relieved upon title transfer of ammonium sulfate.

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

Research and Development – AdvanSix conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications consisting primarily of labor costs and depreciation and maintenance costs. R&D costs are charged to expense as incurred. Such costs are included in costs of goods sold and were $14.8 million, $12.9 million, and $13.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in "Note 17 - Stock-Based Compensation Plans", are non-qualified stock options, performance share units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

Prior to the Spin-Off, income taxes as presented are calculated on a separate tax return basis modified to apply the benefits-for-loss approach and may not be reflective of the results that would have occurred if tax returns were filed on a stand-alone basis. In applying the benefits-for-loss methodology, the tax provision was computed as if the Company filed tax returns on a separate tax return basis independent of other Honeywell businesses with an adjustment to reflect a tax benefit for losses generated by the Company but utilized by other Honeywell businesses in a combined tax filing. Given that the taxpaying entities in which the Company operates were retained by Honeywell subsequent to the Spin-Off, all tax payables and attributes, such as tax credit and tax loss carryforwards, associated with these entities was also retained by Honeywell whether or not such attribute was generated in whole or in part by the Company. As a result, the taxes payable and attributes that relate to the Company’s operations were recorded and settled through intercompany accounts with Honeywell since they are attributable to the taxable entity to be retained by Honeywell. Accordingly, a tax attribute, such a tax loss, generated by the Company but utilized by Honeywell, reduced the intercompany payable to Honeywell and be recorded as a current tax benefit in the calculation of the tax provision.

We believe applying the separate tax return method modified to apply the benefits-for-loss approach was more appropriate than carrying the tax attribute forward since the attribute no longer exists, nor was the attribute included in the assets and liabilities of the Company subsequent to the Spin-Off. Furthermore, the amount of the attributes that were generated by the Company but utilized by Honeywell were not material to the overall financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. SAB 118 provides guidance for registrants under three scenarios where the measurement of certain tax items is either complete, can be reasonably estimated or cannot be reasonably estimated. The Company has completed its evaluation of the 2017 Act and the impacts of those items have been reflected in our Consolidated Financial Statements as of December 31, 2018 and 2017. The impacts of those changes are disclosed in “Note 5 - Income Taxes”.

Earnings Per Share – Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 16, 2016 who held their shares through the Distribution Date. Basic and Diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 30,482,966 shares. For 2016, the distributed shares were treated as issued and outstanding from January 1, 2016 for purposes of calculating historical Basic and Diluted EPS.

Treasury Stock – The Company has elected to account for treasury stock purchased under the constructive retirement method. For shares repurchased in excess of par, the company will allocate the excess value to additional paid-in capital.

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

Reclassifications – Certain prior period amounts have been reclassified for consistency with the current period presentation. All reclassified amounts have been immaterial.

Recent Accounting Pronouncements – We consider the applicability and impact of all recent accounting standards updates (“ASU’s”). ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Consolidated Financial Statements.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the SIFMA Municipal Swap Rate. Pursuant to the amendments, SOFR will be an option to replace LIBOR as it is phased out. The amendments of ASU No. 2018-16 are effective for companies that have adopted ASU 2017-12 for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year or at such time a company adopts ASU 2017-12. Early adoption of ASU 2018-16 is not permitted without previous adoption of ASU 2017-12. As the Company elected to early adopt ASU 2017-12 during the fourth quarter of 2018, the Company will adopt

ASU 2018-16 effective January 1, 2019 and does not expect a material impact on the company's consolidated financial position or results of operations upon adoption.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows companies to reclassify to Retained earnings the stranded tax effects in Accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. The Company elected to early adopt this guidance effective January 1, 2018 and to reclassify the stranded tax effects from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Retained earnings (refer to "Note 5 - Income Taxes").

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities which simplifies financial statement reporting for qualifying hedging relationships by eliminating the requirement to separately measure and report hedge ineffectiveness. For net investment hedges, the entire change in fair value of the hedging instruments is recorded in the currency translation adjustment section of other comprehensive income or loss. Pursuant to the amendments, these amounts are required to be subsequently reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is presented when the hedged item affects earnings. The amendments of ASU No. 2017-12 are effective for the Company’s fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. Early adoption of these amendments is permitted, including in any interim period. The Company elected to early adopt the guidance in the period ended December 31, 2018.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) in order to improve the presentation of net periodic pension and postretirement costs. The amendment requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. The amendments in this update related to income statement activity were applied retrospectively whereas balance sheet activity was applied prospectively. For public business entities, the effective date for ASU 2017-07 was annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted within the first interim period. The Company adopted this guidance effective January 1, 2018 and there was no impact on the Company’s consolidated financial position and results of operations upon adoption other than immaterial pension expense reclassifications in the 2017 and 2016 Consolidated Statements of Operations which reduced Cost of goods sold and Selling, general and administrative expenses and increased Other non-operating expense (income), net.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses eight specific cash flow issues, including debt prepayment or extinguishment costs, and clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.  Entities are required to apply the guidance retrospectively and provide the relevant disclosure in ASC 250. For public business entities, the effective date for ASU 2017-07 was annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company adopted this guidance effective January 1, 2018 and there was no impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption on the 2018 Consolidated Statement of Cash Flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). Initial guidance states the new standard be applied under a modified retrospective approach. During August 2018, however, the FASB issued ASU 2018-11, Leases (Topic 842), providing another transition method allowing a company to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We continue to evaluate the impact of the new standard on the Company’s consolidated financial position, results of operations and related disclosures. Although we have not yet completed our assessment, adoption of this standard will have a significant impact on the Consolidated Balance Sheets. However, we do not expect adoption of this standard to have a significant impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. The Company will adopt this standard effective January 1, 2019 utilizing the modified retrospective transition method through a cumulative effect adjustment.  At December 31, 2018, the Company is estimating a right-of-use asset of between $110 million and $130 million.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced the existing accounting standards for revenue recognition with a single comprehensive five-step model eliminating industry-specific accounting rules. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received.  The provisions of ASU 2014-09 became effective for public business entities for interim and annual periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018 using the modified retrospective method of transition. Under this standard, revenue recognition from the Company's products remained unchanged from the Company's previous revenue recognition model causing no cumulative impact adjustment on the Company’s consolidated financial position and results of operations.

Note 3. Related Party Transactions with Honeywell

The Consolidated Financial Statements have been prepared on a stand-alone basis and are derived in part from the Consolidated Financial Statements and accounting records of Honeywell.

Prior to consummation of the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The cost of these services were allocated to the Company on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues, headcount or other relevant measures. When not specifically identifiable, legal and accounting costs were allocated on the basis of revenues, information technology and human resources were allocated on the basis of headcount and other infrastructure support was allocated on the basis of revenue.

During the nine months ended September 30, 2016, AdvanSix was allocated $31,877 of general corporate expenses incurred by Honeywell for certain services, such as legal, accounting, information technology, human resources, other infrastructure support and shared facilities, on behalf of the Company. These expenses have been reflected within Costs of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations.

Sales to Honeywell during the nine months ended September 30, 2016 were $5,955. Of these sales, $5,682 were sold to Honeywell at zero margin. Costs of goods sold to Honeywell during the nine months ended September 30, 2016 were $5,842.

Purchases from Honeywell during the nine months ended September 30, 2016 were $3,299. The total net effect of the settlement of these intercompany transactions, prior to the Spin-off, is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Invested equity.

While we were owned by Honeywell, a centralized approach to cash management and financing of operations was used. Prior to consummation of the Spin-Off, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed. Net transfers to and from Honeywell are included within Invested equity on the Consolidated Balance Sheets. The components of the net transfers to and from Honeywell as of December 31, 2016 are as follows:

2016
Cash pooling and general financing activities	$(73,534)
Distribution to Honeywell in connection with the Spin-Off	(269,347)
Net contribution of assets and liabilities upon Spin-Off	(22,938)
Sales to Honeywell	(5,955)
Purchases from Honeywell	3,299
Corporate allocations	31,877
Income tax expense	36,712
Net decrease in invested equity	$(299,886)

Subsequent to the Spin-Off on October 1, 2016, Honeywell is no longer considered a related party.

Note 4. Revenue

We serve approximately 500 customers annually in more than 40 countries and across a wide variety of industries. For 2018, 2017 and 2016, the Company's ten largest customers accounted for approximately 45%, 44% and 40% of total sales, respectively.

We typically sell to customers under master services agreements, with one- to two-year terms on average, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. ("Shaw"), one of the world's largest consumers of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term contract. In 2018, 2017 and 2016, our sales to Shaw were 22%, 22% and 17%, respectively, of our total sales.

Each of the Company’s product lines represented the following approximate percentage of total sales for 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Nylon	28%	29%	28%
Caprolactam	19%	19%	17%
Ammonium Sulfate Fertilizer	20%	19%	24%
Chemical Intermediates	33%	33%	31%
	100%	100%	100%

The Company’s revenues by geographic area for 2018, 2017 and 2016 were as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
United States	$1,271	$1,189	$976
International	244	286	216
Total	$1,515	$1,475	$1,192

Deferred Income and Customer Advances

The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred Income and Customer Advances for the twelve months ended December 31, 2018:

Deferred Income and Customer Advances	2018
Opening balance January 1, 2018	$17,194
Additional cash advances	23,734
Less amounts recognized in revenues	(18,372)
Ending balance December 31, 2018	$22,556

The Company expects to recognize as revenue the December 31, 2018 ending balance of Deferred Income and Customer Advances within one year or less.

Note 5. Income Taxes

	Years Ended December 31,
	2018	2017	2016
Income (loss) before taxes
U.S.	$85,596	$144,499	$55,189
Non-U.S.	172	133	(1,414)
	$85,768	$144,632	$53,775

Income taxes
 Income tax expense (benefit) consists of:

	Years Ended December 31,
	2018	2017	2016
Current Provision:
Federal	$7,529	$3,682	$6,875
State	2,442	1,743	1,290
Non-U.S.	27	22	(71)
Total current provision	$9,998	$5,447	$8,094
Deferred Provision:
Federal	$8,081	$(6,824)	$10,908
State	1,435	(700)	638
Non-U.S.	10	10	(12)
Total deferred provision	9,526	(7,514)	11,534
Total income tax expense (benefit)	$19,524	$(2,067)	$19,628

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
2017 Act	(1.9)%	(37.6)%	—%
U.S. state income taxes	3.5%	2.6%	2.3%
U.S. state income tax rate change	—%	(1.7)%	—%
Manufacturing incentives	—%	(0.3)%	(1.8)%
Tax rate differential on non-U.S. earnings	—%	—%	0.8%
Executive compensation limitations	1.2%	0.7%	—%
Tax credits	(0.5)%	—%	—%
Other, net	(0.5)%	(0.1)%	0.2%
	22.8%	(1.4)%	36.5%

On December 22, 2017 the U.S. government enacted significant changes to federal tax law following the passage of the Tax Cuts and Jobs Act (the “2017 Act”). In 2017, the Company reasonably estimated the accounting for the effects of the 2017 Act. In 2018, under Staff Accounting Bulletin No. 118 (“SAB 118”), we finalized the accounting for the 2017 Act and our financial statements for the year ended December 31, 2018 and 2017 reflect certain effects of the 2017 Act including a reduction in the corporate tax rate to 21% from 35% and changes made to executive compensation rules. As a result of changes to tax laws and tax rates under the 2017 Act, the Company recorded a reduction in income tax expense of $1,651 and $53,424 primarily related to the reduction in the federal corporate tax rate to 21% during the years ended December 31, 2018 and 2017, respectively.

The Company's effective income tax rate for 2018 was higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations resulting from the 2017 Act, partially offset by income tax benefits associated with the filing of the 2017 U.S. Federal income tax return and the related completion of the accounting for the impacts of the 2017 Act.

The Company’s effective income tax rate for 2017 was lower compared to the U.S. Federal statutory rate of 35% due primarily to the enactment of the 2017 Act and the related remeasurement of deferred tax assets and liabilities. Additionally, the Company made certain state tax apportionment elections in 2017 which resulted in a state income tax rate change and related income tax benefit.

The Company’s effective income tax rates for 2016 was higher compared to the U.S. Federal statutory rate of 35% due primarily to state taxes and, to a lesser extent, losses incurred in foreign jurisdictions with rates lower than the U.S. Federal statutory rate, partially offset by the U.S. manufacturing incentive credits.

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

For 2018, 2017 and 2016, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense related to unrecognized income tax benefits in the income tax provision.

Deferred tax assets (liabilities)

The tax effects of temporary differences which give rise to future income tax benefits and expenses are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net Operating Loss	$27	$74
Accruals and Reserves	4,158	1,917
Pension Obligation	4,804	7,251
Equity Compensation	1,979	1,052
Other	289	—
Total gross deferred tax assets	11,257	10,294
Less: Valuation Allowance	—	—
Total deferred tax assets	$11,257	$10,294

Deferred tax liabilities:
Property, plant & equipment	$(102,783)	$(91,985)
Intangibles	(3,280)	(2,487)
Inventory	(8,252)	(6,461)
Other	(698)	(1,637)
Total deferred tax liabilities	(115,013)	(102,570)
Net deferred taxes	$(103,756)	$(92,276)

The net deferred taxes are primarily related to U.S. operations. The Company has a foreign net operating loss ("NOL") carryforward of $111 and $173, respectively, at December 31, 2018 and 2017 which is not subject to expiration. We have state NOL carryforwards of $462 as of December 31, 2017, primarily in two jurisdictions, that we expect to fully utilize in 2018. The state NOL carryforwards begin to expire in 2037. There were no material tax credit carryforwards at December 31, 2018 or 2017. We believe that the foreign and state NOL carryforwards and other deferred tax assets are more likely than not to be realized and we have not recorded a valuation allowance against the deferred tax assets.

As a result of the early adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, during the three months ended March 31, 2018, the Company elected to reclassify $0.4 million from Accumulated other comprehensive income to Retained earnings. The reclassification results from the remeasurement of deferred taxes pursuant to the Tax Cuts and Jobs Act related to the Company’s pension plan that was recognized as a component of Income taxes related to continuing operations for the year ended December 31, 2017 which was originally recognized in Other comprehensive income. The Company elected the optional transition method and recorded the adjustment at the beginning of the period of adoption of ASU 2018-02. The Company’s current accounting policy related to stranded tax effects in Accumulated other comprehensive income is to review and reclassify on an item by item basis.

The Company's accounting policy is to record the tax impacts of Global intangible low-taxed income as a period cost.

As of December 31, 2018 and 2017, there were no material undistributed earnings of the Company's non-U.S. subsidiaries and, as such, we have not provided a deferred tax liability for undistributed earnings.

Note 6. Accounts and Other Receivables – Net

	December 31,
	2018	2017
Accounts receivables	$166,017	$188,477
Other	1,716	8,936
	167,733	197,413
Less – allowance for doubtful accounts	(7,467)	(1,410)
Total accounts and other receivables – net	$160,266	$196,003

The roll-forward of allowance for doubtful accounts are summarized in the table below:

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2018	$1,410	$6,226	$(187)	$18	$7,467
Year ended December 31, 2017	3,211	725	(34)	(2,492)	1,410
Year ended December 31, 2016	2,875	334	74	(72)	3,211

The increase in allowance for doubtful accounts at December 31, 2018 as compared to December 31, 2017 was due primarily to a $6 million charge to bad debt expense related to a fertilizer customer filing a petition for judicial reorganization in February 2019.

Note 7. Inventories

	December 31,
	2018	2017
Raw materials	$55,002	$48,502
Work in progress	46,728	50,511
Finished goods	39,368	35,430
Spares and other	24,555	23,091
	165,653	157,534
Reduction to LIFO cost basis	(28,471)	(28,326)
Total inventories	$137,182	$129,208

The timing of raw material purchases and fulfillment of customer orders at year-end combined with strong production have generated higher levels of inventory at December 31, 2018.

Note 8. Property, Plant, Equipment – Net

	December 31,
	2018	2017
Land and improvements	$6,396	$6,396
Machinery and equipment	1,308,865	1,232,504
Buildings and improvements	173,328	168,312
Construction in progress	80,720	64,122
	1,569,309	1,471,334
Less – accumulated depreciation	(897,099)	(858,722)
Total property, plant, equipment – net	$672,210	$612,612

Management identified two errors in the 2017 disclosure resulting in a netting between Machinery and equipment and Accumulated depreciation of $58.7 million, as well as a misclassification between Construction in Progress and Machinery and equipment, Land and improvements, and Buildings and improvements for $8.6 million, $2.3 million, and $0.3 million, respectively. These errors have no net impact on the consolidated financial statements and the Company does not believe they are material to the impacted annual and interim consolidated financial statements. The errors relate to the transfer of assets on a net basis to the Company during the spin-off transaction in 2016 as well as assets placed into service during

2017 but reclassified out of Construction in Progress within the general ledger in 2018. Though immaterial, the Company has revised the note for comparative purposes.

Capitalized interest was $3,619, $3,637 and $2,725 for the years ended December 31, 2018, 2017 and 2016, respectively.

Depreciation expense was $49,729, $46,428 and $39,304 for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 9. Lease Commitments

The Company has entered into agreements to lease transportation equipment, storage facilities, office space, dock access and other equipment. The operating leases have initial terms of up to 20 years with some containing renewal options subject to customary conditions.

Future minimum lease payments under operating leases having an initial or remaining non-cancellable lease terms in excess of one year are as follows:

December 31,
2019	$36,110
2020	29,318
2021	16,111
2022	11,571
2023	9,104
Thereafter	26,627
Total	$128,841

Rent expense was $20,689, $19,912 and $19,357 for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 10. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2018 consisted of the following:

Total term loan outstanding	$—
Amounts outstanding under the Revolving Credit Facility	200,000
Total outstanding indebtedness	200,000
Less: amounts due within one year	—
Total long-term debt due after one year	$200,000

At December 31, 2018, the Company assessed the amount recorded under the Term Loan (defined below) and the Revolving Credit Facility (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Scheduled principal repayments under the Long-term Debt and Credit Agreement subsequent to December 31, 2018 are as follows:

2019	$—
2020	—
2021	—
2022	—
2023	200,000
Thereafter	—
Total	$200,000

Credit Agreement

On September 30, 2016, in connection with the consummation of the Spin-Off, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the “Original Credit Agreement”). The Original Credit Agreement consisted of a $270.0 million term loan (the “Original Term Loan”) and a $155.0 million revolving loan facility

(the “Original Revolving Credit Facility”). The Original Revolving Credit Facility included a $25.0 million letter-of-credit sub-facility and a $20.0 million Swing-Line Loan sub-facility, issuances against which reduce the available capacity for borrowing. As of December 31, 2017, $266.6 million of the Term Loan was outstanding and there was $1.3 million of credit capacity utilized by letters of credit against which no funds have been drawn. There were no outstanding borrowings against the Revolving Credit Facility including the Swing-Line Loan sub-facility. The unutilized portion of the Original Revolving Credit Facility was subject to an annual commitment fee of 0.25% to 0.40% depending on the Company’s consolidated leverage ratio. The Original Term Loan and the Original Revolving Credit Facility both had a scheduled maturity date of September 30, 2021. The interest rates on borrowings under the facilities were based on, at the option of the Company, either: (a) the London Interbank Offered Rate (“LIBOR”), plus a margin of 2.25% to 3.00% depending on the Company’s consolidated leverage ratio, or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) Bank of America’s “prime rate”, and (iii) LIBOR plus 1.0%, plus a margin of 1.25% to 2.00% depending on the Company’s consolidated leverage ratio.

The proceeds of the Original Term Loan, net of adjustments for certain working capital and other items, were used to fund a cash distribution to Honeywell in connection with the Spin-Off. Amounts available under the Original Revolving Credit Facility would be used for working capital, general corporate purposes, and other uses, all as more fully set forth in the Original Credit Agreement.

The Company incurred approximately $1.9 million in debt issuance costs related to the Original Term Loan and $1.0 million in costs related to the Original Revolving Credit Facility. The debt issuance costs associated with the Original Term Loan were recorded as a reduction of the principal balance of the debt, and the Revolving Credit Facility costs were capitalized in Other assets. All issuance costs are being amortized through interest expense for the duration of each respective debt facility. The accretion in interest expense during the year ended December 31, 2017 was $0.6 million. At December 31, 2017, there was $1.4 million of unamortized deferred issuance costs netted against the Term-Loan.

The obligations under the Original Credit Agreement were secured by liens on substantially all of the assets of AdvanSix.

The Original Credit Agreement contained customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Original Credit Agreement also contained financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Original Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 3.00 to 1.00 or less for the fiscal quarter ending September 30, 2016, through and including the fiscal quarter ending March 31, 2018, (ii) 2.75 to 1.00 or less for the fiscal quarter ending June 30, 2018, through and including the fiscal quarter ending March 31, 2019, and (iii) 2.50 to 1.00 or less for the fiscal quarter ending June 30, 2019, and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company did not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Original Credit Agreement.

On February 21, 2018 (the “Amendment Date”), the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement among the Company, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the Original Credit Agreement, after giving effect to the Amendment, the “Amended and Restated Credit Agreement”).

As discussed above, the credit facilities under the Original Credit Agreement consisted of a senior secured term loan in an aggregate principal amount of $270 million, of which $267 million was outstanding just prior to entering into the Amendment, and a senior secured revolving credit facility in a principal amount of $155 million. Pursuant to the Amendment, (i) the term loan facility under the Original Credit Agreement was terminated and the entire outstanding balance of the term loan facility (the “Term Loan”) thereunder was paid in full and (ii) the maximum aggregate principal amount of the senior secured revolving credit facility (the “Revolving Credit Facility”) was increased to $425 million.

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

The Company had approximately $4.3 million of letter of credit agreements outstanding as of December 31, 2018, of which $3.2 million are bi-lateral letters of credit outside the Revolving Credit Facility with $1.1 million outstanding under the Revolving Credit Facility.

Note 11. Postretirement Benefit Obligations

Defined Contribution Benefit Plan

On January 1, 2017, the Company established a defined contribution plan which covers all eligible U.S. employees. Our plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis to save for their future retirement needs. The Company matches 50% of the first 8% of contributions for employees covered by a collective bargaining agreement and matches 75% of the first 8% of the employee’s contribution election for all other employees. The plan’s matching contributions vest after three years of service with the Company. The Company may also provide an additional discretionary retirement savings contribution which is at the sole discretion of the Company. The Company made contributions to the defined contribution plan of $5,514 and $5,379 for the year ended December 31, 2018 and December 31, 2017, respectively.
Defined Benefit Pension Plan

Prior to the Spin-Off certain of our employees participated in a defined benefit pension plan (the “Shared Plan”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. We accounted for our participation in the Shared Plan as a multi-employer benefit plan. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plan. The related pension expense was allocated based on annual service cost of active participants and reported within Costs of goods sold and Selling, general and administrative expenses in the Statements of Operations. The pension expense related to our participation in the Shared Plan for the nine months ended September 30, 2016 was $5,151.

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

Change in benefit obligation:	2018	2017	2016
Benefit obligation at January 1,	$51,018	$33,887	$34,935
Service Cost	8,008	7,629	1,796
Interest Cost	1,875	1,333	315
Actuarial losses (gains)	(12,324)	8,190	(3,159)
Benefits Paid	(127)	(21)	—
Benefit obligation at December 31,	$48,450	$51,018	$33,887

Change in plan assets:
Fair value of plan assets at January 1,	$17,321	$—	$—
Actual return on plan assets	(2,205)	592	—
Benefits paid	(127)	(21)	—
Company Contributions	11,800	16,750	—
Fair value of plan assets at December 31,	26,789	17,321	—

Funded status of plan	$21,661	$33,697	$33,887

Amounts recognized in Balance Sheet consists of:
Accrued pension liabilities-current (1)	$581	$301	$343
Accrued pension liabilities-noncurrent (2)	$21,080	33,396	33,544
Total pension liabilities recognized	$21,661	$33,697	$33,887

1.Included in accrued liabilities on Balance Sheet
2.Included in postretirement benefit obligations on Balance Sheet

Pension amount recognized in accumulated other comprehensive loss (income) associated with the Company's pension plan are as follows for:

	Years Ended December 31,
	2018	2017	2016
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net actuarial (gain) loss	(4,226)	4,743	(3,159)
Pension amounts recognized in other comprehensive loss (income)	$(4,226)	$4,743	$(3,159)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for our pension plan include the following components:

	Years Ended December 31,
	2018	2017	2016
Net periodic pension cost (benefit)
Service cost	$8,008	$7,629	$1,796
Interest cost	1,875	1,333	315
Expected return on plan assets	(1,151)	(302)	—
Recognition of actuarial losses	—	—	—
Net periodic Pension Cost	8,732	8,660	2,111
Other changes in benefits obligations recognized in other comprehensive loss (income)
Actuarial losses (gains)	(8,969)	7,902	(3,159)
Total recognized in other comprehensive income	(8,969)	7,902	(3,159)
Total net periodic pension cost (benefit) recognized in Other comprehensive income	$(237)	$16,562	$(1,048)

The estimated actuarial gain that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2018 and 2017 is expected to be nil.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our pension plan were as follows:

Key actuarial assumptions used to determine benefit obligations at December 31,	2018	2017	2016
Effective discount rate for benefit obligation	4.6%	3.9%	4.5%
Expected annual rate of compensation increase	2.8%	2.8%	2.8%

Key actuarial assumptions used to determine the net periodic benefit cost for the years ended December 31,	2018	2017	2016
Effective discount rate for service cost	3.9%	4.5%	3.7%
Effective discount rate for interest cost	3.7%	4.0%	3.6%
Expected long-term rate of return	7.0%	5.8%	5.8%
Expected annual rate of compensation increase	2.8%	2.8%	3.8%

The discount rate for our pension plan reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31 of a given year. To determine discount rates for our pension plan, we use a modeling process that involves matching the expected cash outflows of our benefit plan to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.

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

The accumulated benefit obligation for our pension plan was $36.7 million, $31.2 million and $31.2 million as of December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid during the following years:

2019	$581
2020	939
2021	1,419
2022	1,778
2023	2,216
Thereafter	18,157

Our general funding policy for our pension plan is to contribute amounts at least sufficient to satisfy regulatory funding standards. We plan to make estimated payments through such time as the plan is fully funded. The Company made pension plan contributions sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan as follows:

	Years Ended December 31,
	2018	2017	2016
1st Quarter	$1,950	$2,150	$—
2nd Quarter	6,600	1,600	—
3rd Quarter	3,250	11,050	—
4th Quarter	—	1,950	—
Total	$11,800	$16,750	$—

The Company plans to make pension plan contributions during 2019 sufficient to satisfy pension funding requirements aggregating approximately $3 to $8 million as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods. There were no pension plan contributions in 2016.

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

The target asset allocation percent for the Company's pension plan assets is summarized as follows:

	Years Ended December 31,
	2018	2017
Cash and cash equivalents	2%	2%
US and non-US equity securities	65%	65%
Fixed income / real estate / other securities	33%	33%
Total Pension Assets	100%	100%

Fixed income and other securities include investment grade securities covering the Treasury, agency, asset-backed, mortgage-backed and credit sectors of the U.S. Bond Market, as well as listed real estate companies and real estate investment trusts located in both developed and emerging markets.

	Fair Value at December 31,
Fair Value Measurements	2018	2017	2016
Investments valued using NAV per share
Emerging Markets Region Equities	$1,538	$1,090	$—
International Region Equities	4,535	3,215	—
United States Equities	11,071	7,273	—
United States Bonds	7,878	4,723	—
Real Estate	1,357	872	—
Cash Fund	410	148	—
Total Pension Plan Assets at Fair Value	$26,789	$17,321	$—

The pension plan assets are invested in collective investment trust funds as shown above. These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy.

Note 12. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During 2018, the Company acquired a royalty stream which has been treated as an asset acquisition and entered into an interest rate swap related to the credit agreement. The purchase price of the royalty stream for $1 million approximated fair value at December 31, 2018 and is considered a Level 3 asset. The fair value of the interest rate swap loss at December 31, 2018 was approximately $833,000 and is considered a Level 2 liability.

There were no financial or non-financial assets or liabilities which required fair value measurement at December 31, 2017 and 2016.

The pension plan assets are invested in collective investment trust funds. These investments are measured at fair value using the net asset value per share practical expedient. Investments valued using the net asset value method (NAV) (or its equivalent) practical expedient are excluded from the fair value hierarchy disclosure.

The Company’s Consolidated Balance Sheets also includes cash and cash equivalents, accounts receivable and accounts payable all of which are recorded at amounts which approximate fair value.

The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment. Goodwill and indefinite lived intangible assets must be evaluated at least annually.

Note 13. Derivative and Hedging Instruments

The specific risks to which the Company is exposed in connection with its ongoing business operations are described below. This discussion includes an explanation of the hedging instrument, a rate swap agreement, used to manage the Company’s interest rate risk associated with a fixed and floating-rate borrowing

For cash flow hedges the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company has one customer that accounts for approximately 22% and 33% of trade accounts receivable – net at December 31, 2018 and 2017, respectively.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally, they do not include take-or-pay terms. We may also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2018 and 2017, we had no contracts with notional amounts related to forward commodity agreements.

Interest Rate Risk Management – On November 6, 2018 the Company entered into an interest rate swap agreement, with a maturity date of November 30, 2021, to hedge the variability in expected future 1 Month LIBOR-based interest payment cash flows. In accordance with ASC 815, the Company designated the interest rate swap as a cash flow hedge of floating-rate borrowings. This interest rate swap agreement locks in the Company’s interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt, thus reducing the impact of interest-rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

	Liability Derivatives

	2018		2017		2016

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	$(833)	N / A	$—	N / A	$—

Total Derivatives		$(833)		$—		$—

The following table summarizes adjustments related to cash flow hedge included in “Cash flow hedges”, in the Consolidated Statements of Comprehensive Income:

	2018	2017	2016
Gain (loss) on interest rate swap	$(833)	$—	$—

At December 31, 2018, the Company expects to reclassify approximately $0.3 million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

Note 14. Commitments and Contingencies

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

Given the uncertainty inherent in such lawsuits, investigations and disputes, the Company does not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters. Considering the Company’s past experience and existing accruals, it does not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on the Company’s Consolidated Balance Sheets, results of operations or cash flows. Potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company’s consolidated results of operations, balance sheet and/or operating cash flows in the periods recognized or paid.

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company was notified that the U.S. Attorney’s Office for the Eastern District of Virginia has closed its investigation and no further action by the Company is required. The Company continues to cooperate fully with the remaining narrowed inquiry by the U.S. Environmental Protection Agency and the Department of Justice criminal divisions. The Company’s production across its sites remains unaffected by these events and the Company expects to continue operating safely at plan moving forward. While the Company may incur penalties or fines in connection with the remaining federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2019.

Unconditional Purchase Obligations:
In the normal course of business, the Company makes commitments to purchase goods with various vendors in the normal course of business which are consistent with our expected requirements and primarily relate to cumene, oleum, sulfur and natural gas as well as a long-term agreement for loading, unloading and the handling of a portion of our ammonium sulfate export volumes.

Future minimum payments for these unconditional purchase obligations as of December 31, 2018 are as follows (dollars in thousands):

Year	Amount
2019	$99,657
2020	30,779
2021	35,649
2022	15,792
2023	14,954
Thereafter	195,095
$391,926

Note 15. Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Postretirement Benefit Obligations Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2015	$(5,152)	$—	$1,413	$(3,739)
Other comprehensive income (loss)	154	3,159	(1,413)	1,900
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax expense (benefit)	—	(1,196)	—	(1,196)
Current period change	154	1,963	(1,413)	704
Balance at December 31, 2016	(4,998)	1,963	—	(3,035)

Other comprehensive income (loss)	12	(7,902)	—	(7,890)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax expense (benefit)	—	1,879	—	1,879
Current period change	12	(6,023)	—	(6,011)
Balance at December 31, 2017	(4,986)	(4,060)	—	(9,046)

Other comprehensive income (loss)	(25)	8,969	(833)	8,111
Amounts reclassified from accumulated other comprehensive income (loss)	—	410	—	410
Income tax expense (benefit)	—	(2,149)	200	(1,949)
Current period change	(25)	7,230	(633)	6,572
Balance at December 31, 2018	$(5,011)	$3,170	$(633)	$(2,474)

Note 16. Earnings Per Share

On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 16, 2016 who held their shares through the Distribution Date. Basic and Diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 30,482,966 shares. For the 2016 year to date calculations, these shares are treated as issued and outstanding from January 1, 2016 for purposes of calculating historical Basic and Diluted EPS.

The details of the earnings per share calculations for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
Basic
Net Income	$66,244	$146,699	$34,147

Weighted average common shares outstanding	30,172,050	30,482,966	30,482,966

EPS – Basic	$2.20	$4.81	$1.12

	Years Ended December 31,
	2018	2017	2016
Diluted
Net Income	$66,244	$146,699	$34,147

Weighted average common shares outstanding – Basic	30,172,050	30,482,966	30,482,966

Dilutive effect of unvested equity awards	806,241	608,635	20,621

Weighted average common shares outstanding – Diluted	30,978,291	31,091,601	30,503,587

EPS – Diluted	$2.14	$4.72	$1.12

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2018, 2017 and 2016, stock options of 349,312, nil and nil, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

In September 2017, the Board adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund. Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix common stock upon distribution. As of December 31, 2018, a total of 13,161 units were allocated to the AdvanSix stock unit fund under the DCP during 2018.

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. During 2018, the Company repurchased 1,191,749 shares of common stock under the share repurchase program and 18,965 shares of common stock covering the tax withholding obligations in connection with the vesting of equity awards for a total of $38.5 million at a weighted average market price of $31.80 per share. The purchase of shares reduces the weighted average number of shares outstanding in the basic and diluted earnings per share calculations.

On February 22, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to an additional $75 million of the Company’s common stock. Refer to "Note 19 - Subsequent Events".

Note 17. Stock-Based Compensation Plans

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

Under the terms of the Equity Plan, there were 1,840,462 shares of AdvanSix common stock available for future grants of full-value awards, of which 538,025 were available for awards other than full-value awards on a one-for-one basis, at December 31, 2018.

Restricted Stock Units – The Company granted RSUs to key management employees and directors that generally vest over periods ranging from 1 to 3 years. Upon vesting, the RSUs entitle the holder to receive one share of AdvanSix common stock for each RSU at time of vesting and are payable in AdvanSix common stock upon vesting. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

The following table summarizes information about RSU activity related to the Equity Plan:

	Number of Restricted Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at October 1, 2016	—	$—
Granted	908	16.41
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2016	908	16.41
Granted	98	27.43
Vested	—	—
Forfeited	(2)	27.73
Non-vested at December 31, 2017	1,004	17.46
Granted	65	41.58
Vested	(73)	19.31
Forfeited	(2)	32.59
Non-vested at December 31, 2018	994	$18.90

As of December 31, 2018, there was approximately $6.0 million of total unrecognized compensation cost related to non-vested RSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 0.8 years.

The following table summarizes information about the income statement impact from RSUs for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018 (In Thousands)	2017 (In Thousands)	2016 (In Thousands)
Compensation expense	$6,606	$6,141	$1,327
Future income tax benefit recognized	$1,262	$755	$513

Stock Options – The exercise price, term and other conditions applicable to each option granted under the Equity Plan are generally determined by the Compensation Committee of the Company's Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The fair value is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award). Options generally vest over periods ranging from 1 to 3 years.

The following table summarizes information about the income statement impact from stock options for the years ended December 31, 2018 and 2017. There were no stock options granted prior to 2017.

	Years Ended December 31,
	2018 (In Thousands)	2017 (In Thousands)
Compensation expense	$1,470	$969
Future income tax benefit recognized	$466	$230
The fair value related to stock options granted was determined using Black-Scholes option pricing model and the weighted average assumptions are shown in the table below:

	Years Ended December 31,
Key Black-Scholes Assumptions	2018	2017
Risk-free interest rate	2.7%	2.2%
Expected term (years)	6	6
Volatility	29.7%	37.0%
Dividend yield	—	—
Fair value per stock option	$14.44	$10.48

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is determined based on the average volatility of peer companies with similar option terms. The expected term is determined using a simplified approach, calculated as the mid-point between the vesting period and the contractual term of the award. The risk-free interest rate is determined based upon the yield of an outstanding U.S. Treasury note with a term equal to the expected term of the option granted.

The following table summarizes information about stock option activity related to the Equity Plan:

	Number of Shares (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2016	—	$—	—
Granted	175	10.48
Exercised	—	—
Forfeited	(3)	10.48
Expired	—	—
Outstanding at December 31, 2017	172	10.48	9.31	$5,434
Exercisable at December 31, 2017	—	$—	—	$—

Granted	129	14.44
Exercised	—	—
Forfeited	(3)	12.29
Expired	—	—
Outstanding at December 31, 2018	298	12.18	8.80	$—
Exercisable at December 31, 2018	57	$10.48	8.30	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received had all option holders exercised their in-the-money options at year-end. The amount changes based on the fair market value of the Company’s stock.

As of December 31, 2018, there was $1.1 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of approximately 0.8 years.

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

The following table summarizes information about PSU activity related to the Equity Plan:

	Number of Performance Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2016	—	$—
Granted	90	26.66
Vested	—	—
Forfeited	(1)	26.66
Non-vested at December 31, 2017	89	26.66
Granted	58	41.97
Vested	—	—
Forfeited	(2)	31.68
Non-vested at December 31, 2018	145	$32.73

The fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date. The number of underlying shares to be issued will be based on actual performance achievement over the performance period. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over a vesting period of 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award and is adjusted as required for the performance-based condition. The Company assumes that forfeitures will be minimal, and estimates forfeitures at time of issuance, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The Company currently does not pay dividends.

As of December 31, 2018, there was approximately $3.5 million of total unrecognized compensation cost related to non-vested PSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes information about the income statement impact from PSUs for the year ended December 31, 2018. There were no PSUs granted prior to 2017.

	Years Ended December 31,
	2018 (In Thousands)	2017 (In Thousands)
Compensation expense	$2,057	$632
Future income tax benefit recognized	$252	$66

Certain share-based compensation expense relates to stock options and RSUs awarded to key employees of the Company as part of Honeywell’s incentive compensation plans prior to the Spin-Off. Such share-based compensation expense was $538 for the nine months ended September 30, 2016.

Note 18. Unaudited Selected Quarterly Financial Data

The following tables show selected unaudited quarterly results of operations for 2018 and 2017. The quarterly data has been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

	2018
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31,
Net Sales	$359,238	$400,459	$368,653	$386,634	$1,514,984
Gross Profit	37,918	57,501	25,219	53,849	174,487
Net Income	11,593	28,410	5,480	20,761	66,244
Earnings per share – basic (1)	0.38	0.93	0.18	0.70	2.20
Earnings per share – diluted (1)	0.37	0.91	0.18	0.68	2.14

	2017
	March 31,	June 30,	September 30,	December 31, (2)	Year Ended December 31, (2)
Net Sales	$376,704	$361,441	$366,660	$370,389	$1,475,194
Gross Profit	62,808	62,143	57,252	44,862	227,065
Net Income	27,293	25,766	21,274	72,366	146,699
Earnings per share – basic (1)	0.90	0.85	0.70	2.37	4.81
Earnings per share – diluted (1)	0.88	0.83	0.68	2.31	4.72

(1)	Total for the full year may differ from the sum of the individual quarters due to the requirement to use weighted average shares each quarter which may fluctuate with share repurchases and share issuances.
(2)	Reflects a net tax benefit of $53,424 primarily related to the reduction in the federal corporate tax rate to 21% pursuant to the 2017 Act. See “Note 5 - Income Taxes”.

Note 19. Subsequent Events

On February 22, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to an additional $75 million of the Company’s common stock. This authorization is in addition to the remaining capacity available under the $75 million repurchase program previously announced in May 2018. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AdvanSix Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AdvanSix Inc. and its subsidiaries ("the Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 22, 2019

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2018, the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report, which is included in "Item 8. Financial Statements and Supplementary Data."

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2019 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2018 (the "2019 Proxy Statement"), and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of AdvanSix appears in Part I of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant.

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

Item 11. Executive Compensation

Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2019 Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2019 Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the 2019 Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2019 Proxy Statement, and such information is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements	Page Number
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	41
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	42
Consolidated Balance Sheets at December 31, 2018 and 2017	43
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	44
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016	45
Notes to Consolidated Financial Statements	46
Report of Independent Registered Public Accounting Firm	72

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

ADVANSIX INC.

Date: February 22, 2019	By:	/s/ Michael Preston
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
February 22, 2019

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

Exhibit No.	Description

10.14	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †
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

10.19	AdvanSix Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 26, 2017). †

10.20	Executive Severance Pay Plan of AdvanSix Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 15, 2017). †

10.21	Form of Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2018). †

10.22
Amended and Restated Caprolactam and Polymer Supply Agreement dated as of April 1, 2013, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.23
First Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of July 18, 2013, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.24
Second Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of November 15, 2013, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.25
Third Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of December 12, 2014, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.26
Fourth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of January 13, 2016, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.27
Fifth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated and filed with the SEC on March 6, 2017). *

10.28
Sixth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated and filed with the SEC on March 6, 2017). *

10.29
Seventh Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of February 22, 2018, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2018) *

Exhibit No.	Description

10.30
Eighth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of February 22, 2018, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2018) *

10.31	Amended and Restated Caprolactam and Polymer Supply Agreement dated as of Jan 1, 2019, by and between AdvanSix Resins Chemicals LLC and Shaw Industries Group, Inc. *

21.1
List of subsidiaries of AdvanSix Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on August 31, 2016 and effective as of September 8, 2016).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted for certain information contained in Exhibits 10.22, 10.23, 10.24, 10,25, 10.26, 10.27, 10.28, 10.29 and 10.30, and the omitted portions have been filed separately with the SEC. Portions of Exhibit 10.31 have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the SEC.