Form 10-Q
period 2019-03-31
AdvanSix Inc.
filed 2019-05-03
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASIX	New York Stock Exchange

The Registrant had 28,363,471 shares of common stock, $0.01 par value, outstanding at April 26, 2019.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Sales	$314,895	$359,238
Costs, expenses and other:
Costs of goods sold	266,880	321,320
Selling, general and administrative expenses	19,413	19,213
Other non-operating expense (income), net	1,604	3,546
Total costs, expenses and other	287,897	344,079

Income before taxes	26,998	15,159
Income tax expense	6,824	3,566
Net income	$20,174	$11,593

Earnings per common share
Basic	$0.70	$0.38
Diluted	$0.68	$0.37
Weighted average common shares outstanding
Basic	28,820,603	30,488,601
Diluted	29,786,957	31,285,365

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$20,174	$11,593
Foreign exchange translation adjustment	(1)	(1)
Cash-flow hedges	(192)	—
Pension obligation adjustments	—	410
Other comprehensive income (loss), net of tax	(193)	409
Comprehensive income	$19,981	$12,002

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,803	$9,808
Accounts and other receivables – net	117,247	160,266
Inventories – net	140,598	137,182
Other current assets	3,237	3,807
Total current assets	268,885	311,063
Property, plant and equipment – net	685,366	672,210
Operating lease right-of-use assets	116,614	—
Goodwill	15,005	15,005
Other assets	37,902	36,348
Total assets	$1,123,772	$1,034,626

LIABILITIES
Current liabilities:
Accounts payable	$188,169	$231,720
Accrued liabilities	22,910	30,448
Operating lease liabilities – short-term	24,929	—
Deferred income and customer advances	20,694	22,556
Total current liabilities	256,702	284,724
Deferred income taxes	107,466	103,783
Operating lease liabilities – long-term	91,802	—
Line of credit – long-term	220,000	200,000
Postretirement benefit obligations	22,980	21,080
Other liabilities	5,578	4,701
Total liabilities	704,528	614,288

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 30,578,212 shares issued and 28,573,744 outstanding at March 31, 2019; 30,555,715 shares issued and 29,345,001 outstanding at December 31, 2018	306	306
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Treasury stock at par (2,004,468 shares at March 31, 2019; 1,210,714 shares at December 31, 2018)	(20)	(12)
Additional paid-in capital	213,632	234,699
Retained earnings	207,993	187,819
Accumulated other comprehensive loss	(2,667)	(2,474)
Total stockholders' equity	419,244	420,338
Total liabilities and stockholders' equity	$1,123,772	$1,034,626
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$20,174	$11,593
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	13,915	12,542
Loss on disposal of assets	415	311
Deferred income taxes	3,747	1,741
Stock based compensation	2,762	2,281
Accretion of deferred financing fees	107	1,480
Changes in assets and liabilities:
Accounts and other receivables	43,018	33,092
Inventories	(3,416)	4,573
Accounts payable	(30,674)	(15,652)
Accrued liabilities	(7,232)	(9,631)
Deferred income and customer advances	(1,862)	(68)
Other assets and liabilities	1,122	1,805
Net cash provided by operating activities	42,076	44,067

Cash flows from investing activities:
Expenditures for property, plant and equipment	(39,512)	(30,713)
Other investing activities	(587)	(1,002)
Net cash used for investing activities	(40,099)	(31,715)

Cash flows from financing activities:
Payments of long-term debt	—	(266,625)
Borrowings from line of credit	85,500	246,000
Payments of line of credit	(65,500)	(16,000)
Payment of line of credit facility fees	—	(1,362)
Principal payments of finance leases	(145)	(75)
Purchase of treasury stock	(23,853)	(370)
Issuance of common stock	16	—
Net cash used for financing activities	(3,982)	(38,432)

Net change in cash and cash equivalents	(2,005)	(26,080)
Cash and cash equivalents at beginning of period	9,808	55,432
Cash and cash equivalents at the end of period	$7,803	$29,352

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$14,039	$9,753

Supplemental cash investing activities:
Cash paid for interest	$1,040	$1,777
Cash paid for income taxes	$21	$179
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2018	30,555,715	$306	$234,699	$187,819	$(12)	$(2,474)	$420,338
Net Income	—	—	—	20,174	—	—	20,174
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(1)	(1)
Cash-flow Hedges	—	—	—	—	—	(192)	(192)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(193)	(193)
Issuance of common stock	22,497	—	16	—	—	—	16
Purchase of treasury stock (793,754 shares)		—	(23,845)	—	(8)	—	(23,853)
Stock-based compensation	—	—	2,762	—	—	—	2,762
Balance at March 31, 2019	30,578,212	$306	$213,632	$207,993	$(20)	$(2,667)	$419,244

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2017	30,482,966	$305	$263,081	$121,985	$—	$(9,046)	$376,325
Net Income	—	—	—	11,593	—	—	11,593
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(1)	(1)
Cash-flow Hedges	—	—	—	—	—	—	—
Pension obligation adjustments	—	—	—	(410)	—	410	—
Other comprehensive income (loss), net of tax	—	—	—	(410)	—	409	(1)
Issuance of common stock	25,356	—	—	—	—	—	—
Purchase of treasury stock (8,995 shares)		—	(370)	—	—	—	(370)
Stock-based compensation	—	—	2,281	—	—	—	2,281
Balance at March 31, 2018	30,508,322	$305	$264,992	$133,168	$—	$(8,637)	$389,828

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2019, and its results of operations and cash flows for the three months ended March 31, 2019 and 2018. The Condensed Consolidated Balance Sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018  (the "2018 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three months ended March 31, 2019 and 2018 were March 30, 2019 and March 31, 2018, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at March 31, 2019 and December 31, 2018 aggregated $5.7 million and $7.7 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

The Company submitted a business interruption insurance claim related to the 2018 weather event and recorded a benefit of $6.6 million to Cost of goods sold in the first quarter of 2019.

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

On February 22, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to an additional $75 million of the Company's common stock. This authorization is in addition to the remaining capacity available under the $75 million share repurchase program previously announced in May 2018 as described above. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

As of March 31, 2019, the Company had repurchased 1,977,668 shares of common stock for an aggregate of $61.3 million under the currently authorized program at a weighted average market price of $31.00 per share. As of March 31, 2019, $88.7 million remained available for share repurchases under the currently authorized programs, including the amount available under the program announced on February 22, 2019.

2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the SIFMA Municipal Swap Rate. Pursuant to the amendments, SOFR will be an option to replace LIBOR as it is phased out. The amendments of ASU No. 2018-16 are effective for companies that have adopted ASU 2017-12 for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year or at such time a company adopts ASU 2017-12. Early adoption of ASU 2018-16 is not permitted without previous adoption of ASU 2017-12. As the Company elected to early adopt ASU 2017-12 during the fourth quarter of 2018, the Company adopted ASU 2018-16 effective January 1, 2019, which did not have a material impact on the Company's consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). Initial guidance stated that the new standard be applied under a modified retrospective approach with periods prior to the adoption date being adjusted. During July 2018, however, the FASB issued ASU 2018-11, Leases (Topic 842), providing another transition method allowing a company to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjusting prior periods. The Company adopted the standard effective January 1, 2019 electing the cumulative-effect adjustment approach made available in ASU 2018-11, allowing a company to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has also elected the following practical expedients:

•the package of three expedients which allows the Company not to re-assess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases;
•the short-term lease practical expedient, which allows the Company to exclude leases with an initial term of 12 months or less (“short-term leases”) from recognition in the unaudited Condensed Consolidated Balance Sheet;
•the bifurcation of lease and non-lease components practical expedients, which did not require the Company to bifurcate lease and non-lease components for our real estate leases; and
•the land easements practical expedient, which allows the Company to carry forward the accounting treatment for land easements on existing agreements.

We have implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact in our Condensed Consolidated Balance Sheet, but did not have a significant impact in the recognition, measurement or presentation of lease expenses within the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of right-of-use (“ROU”) assets and liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See "Note 8. Leases" for further information.

3. Revenues

Revenue Recognition

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

We serve approximately 500 customers annually in more than 40 countries and across a wide variety of industries. For the three months ended March 31, 2019 and 2018, the Company's ten largest customers accounted for approximately 48% and 47% of total sales, respectively.
We typically sell to customers under master service agreements, with one- to two-year terms on average, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. ("Shaw"), one of the world's largest consumers of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. For the three months ended March 31, 2019 and 2018, our sales to Shaw were 22% and 21%, respectively, of our total sales.
Each of the Company’s product lines represented the following approximate percentage of total sales for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Nylon	31%	28%
Caprolactam	20%	18%
Ammonium Sulfate Fertilizers	21%	19%
Chemical Intermediates	28%	35%
	100%	100%

The Company's revenues by geographic area for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
United States	$257,642	$297,648
International	57,253	61,590
Total	$314,895	$359,238

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred Income and Customer Advances for the three months ended March 31, 2019:

Opening balance January 1, 2019	$22,556
Additional cash advances	1,083
Less amounts recognized in revenues	(2,945)
Ending balance March 31, 2019	$20,694
The Company expects to recognize as revenue the March 31, 2019 ending balance of Deferred Income and Customer Advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.  The details of the basic and diluted EPS calculations for the three months ended March 31, 2019 and 2018 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended March 31,
	2019	2018
Basic
Net Income	$20,174	$11,593
Weighted average common shares outstanding	28,820,603	30,488,601
EPS – Basic	$0.70	$0.38
Diluted
Dilutive effect of equity awards and other stock-based holdings	966,354	796,764
Weighted average common shares outstanding	29,786,957	31,285,365
EPS – Diluted	$0.68	$0.37

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2019 and 2018, stock options of 330,823 and 53,117, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

In September 2017, the Board adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund.  Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix common stock upon distribution. As of March 31, 2019, a total of 17,011 units were allocated to the AdvanSix stock unit fund under the DCP.

5. Accounts and Other Receivables – Net

	March 31, 2019	December 31, 2018
Accounts receivables	$122,769	$166,017
Other	1,798	1,716
Total accounts and other receivables	124,567	167,733
Less – allowance for doubtful accounts	(7,320)	(7,467)
Total accounts and other receivables – net	$117,247	$160,266

The decrease in Total accounts and other receivables – net at March 31, 2019 versus December 31, 2018 was due primarily to lower raw material pass-through pricing, lower sales volumes, and increased collections during the three months ended March 31, 2019 related to a trade receivables discount arrangement with a third-party financial institution.

6. Inventories

	March 31, 2019	December 31, 2018
Raw materials	$62,469	$55,002
Work in progress	42,502	46,728
Finished goods	41,234	39,368
Spares and other	25,222	24,555
	171,427	165,653
Reduction to LIFO cost basis	(30,829)	(28,471)
Total inventories – net	$140,598	$137,182

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The increase in Total inventories – net as of March 31, 2019 compared to December 31, 2018 is primarily due to higher levels of raw materials driven by the timing of cumene deliveries.

7. Postretirement Benefit Cost

The components of net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended March 31,
	2019	2018
Service cost	$1,714	$2,001
Interest cost	521	469
Expected return on plan assets	(334)	(287)
Net periodic benefit cost	$1,901	$2,183

The Company made no pension plan contributions during the three months ended March 31, 2019. However, the Company will make contributions during 2019 sufficient to satisfy pension funding requirements in an aggregate amount of approximately $3 to $8 million and will make additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

8. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities – short-term, and Operating lease liabilities – long-term in our Condensed Consolidated Balance Sheet. Finance leases are included in Property, plant and equipment – net, Accounts payable, and Other liabilities in our Condensed Consolidated Balance Sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease and, when it is reasonably certain that such an option will be exercised, it is included in the determination of the corresponding assets and liabilities. Short-term leases are not recognized on our unaudited Condensed Consolidated Balance Sheets. Lease expense for all lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. The Company has entered into agreements to lease transportation equipment, storage facilities, office space, dock access and other equipment. The leases have initial terms of up to 20 years with some containing renewal options subject to customary conditions.

The components of lease expense were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Three Months Ended March 31,	2019
Finance lease cost:
Amortization of right-of-use asset	$148
Interest on lease liabilities	18
Total finance lease cost	166
Operating lease cost	7,570
Short-term lease cost	4,282
Total lease cost	$12,018

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,457
Operating cash flows from finance leases	13
Financing cash flows from finance leases	145
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,569
Finance leases	406

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$116,614
Operating lease liabilities – short term	24,929
Operating lease liabilities – long term	91,802
Total operating lease liabilities	$116,731
Finance Leases
Property, plant and equipment – gross	$2,168
Accumulated depreciation	(878)
Property, plant and equipment – net	$1,290
Accounts payable	540
Other liabilities	753
Total finance lease liabilities	$1,293
Weighted Average Remaining Lease Term
Operating leases	10.75 years
Finance leases	2.53 years
Weighted Average Discount Rate
Operating leases	6.10%
Finance leases	5.39%

The cumulative effect of the changes made to the Condensed Consolidated Balance Sheets for the adoption of the new leasing standard on January 1, 2019 was as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Balance Sheet accounts prior to new leasing standard adoption adjustments	Adjustments due to the adoption of the new leasing standard	Balance Sheet accounts after the new leasing standard adoption adjustments
ASSETS
Property, plant and equipment – net	$1,032	$—	$1,032
Operating lease right-of-use assets	—	117,921	117,921
Total assets	1,034,626	$117,921	1,152,547

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$318	$—	$318
Operating lease liabilities – short term	—	24,794	24,794
Total current liabilities	284,724	24,794	309,518
Operating lease liabilities – long term	—	93,127	93,127
Other liabilities	762	—	762
Total liabilities	614,288	117,921	732,209
Total equity	420,338	—	420,338
Total liabilities and equity	1,034,626	$117,921	1,152,547

Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (remainder)	$23,435	$452
2020	30,466	543
2021	18,683	307
2022	13,798	83
2023	11,200	—
Thereafter	69,473	—
Total lease payments	167,055	1,385
Less imputed interest	(50,324)	(92)
Total	$116,731	$1,293

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments for leases having initial or remaining non-cancellable lease terms in excess of one year would have been as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2019	$36,110	$239
2020	29,318	212
2021	16,111	131
2022	11,571	89
2023	9,104	—
Thereafter	26,627	—
Total lease payments	$128,841	671

9. Commitments and Contingencies

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company is subject to a number of lawsuits, investigations and disputes, some of which involve substantial amounts claimed, arising out of the conduct of the Company or other third-parties in the normal and ordinary course of business. A liability is recognized for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on an analysis of each matter with the assistance of legal counsel and, if applicable, other experts.

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

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company was notified during the first quarter of 2019 that the U.S. Attorney’s Office for the Eastern District of Virginia has closed its investigation and no further action by the Company is required. The Company continues to cooperate fully with the remaining narrowed inquiry by the U.S. Environmental Protection Agency and the Department of Justice criminal divisions. The Company’s production across its sites remains unaffected by these events and the Company expects to continue operating safely at plan moving forward. While the Company may incur penalties or fines in connection with the remaining federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

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

10. Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The provision for income taxes was $6.8 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively.

11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During the fourth quarter of 2018, the Company acquired a royalty stream which has been treated as an asset acquisition and entered into an interest rate swap transaction related to its credit agreement. The purchase price of the royalty stream for $1.0 million approximates its fair value at December 31, 2018 and is considered a Level 3 asset. The fair value measurement is based on the expected future cash flows and, as there is no reason to believe that the asset is impaired, it is assumed that the valuation remains unchanged at March 31, 2019. The fair value of the interest rate swap loss at March 31, 2019 is approximately $1.1 million and is considered a Level 2 liability.

The pension plan assets are invested in collective investment trust funds. These investments are measured at fair value using the net asset value per share as a practical expedient. Investments valued using the net asset value method (NAV) (or its equivalent) practical expedient are excluded from the fair value hierarchy disclosure.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company’s Condensed Consolidated Balance Sheets also include cash and cash equivalents, accounts receivable and accounts payable all of which are recorded at amounts which approximate fair value.

The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment. Goodwill and indefinite lived intangible assets must be evaluated at least annually.

12. Derivative and Hedging Instruments

The specific risks to which the Company is exposed in connection with its ongoing business operations are described below. This discussion includes an explanation of the hedging instrument, a rate swap agreement, used to manage the Company’s interest rate risk associated with a fixed and floating-rate borrowing.

For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in Other comprehensive income. Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings.

Credit and Market Risk – Financial instruments, including derivatives, expose the Company to counterparty credit risk for non-performance and to market risk related to changes in commodity prices, interest rates and foreign currency exchange rates. The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company’s counterparties in derivative transactions are substantial investment and commercial banks with significant experience using such derivative instruments. The Company monitors the impact of market risk on the fair value and cash flows of its derivative and other financial instruments considering reasonably possible changes in commodity prices, interest rates and foreign currency exchange rates and restricts the use of derivative financial instruments to hedging activities.

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company has one customer that accounted for approximately 12% and 20% of trade accounts receivable – net at March 31, 2019 and 2018, respectively.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At March 31, 2019 and 2018, we had no contracts with notional amounts related to forward commodity agreements.

Interest Rate Risk Management – On November 6, 2018, the Company entered into an interest rate swap agreement, with a maturity date of November 30, 2021, to hedge the variability in expected future 1 Month LIBOR-based interest payment cash flows. In accordance with ASC 815, the Company designated the interest rate swap as a cash flow hedge of floating-rate borrowings. This interest rate swap agreement locks in the Company’s interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt, thus reducing the impact of interest-rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Liability Derivatives
	March 31, 2019		December 31, 2018

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	(1,089)	Accrued liabilities and Other liabilities	(833)

Total Derivatives		$(1,089)		$(833)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

March 31, 2019
Loss on derivative instruments included in Accumulated other comprehensive income at December 31, 2018	$(833)
Fair value adjustment	(256)
Loss on derivative instruments included in Accumulated other comprehensive income at March 31, 2019	$(1,089)

At March 31, 2019, the Company expects to reclassify approximately $0.4 million of net losses on derivative instruments from Accumulated other comprehensive income to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

13. Subsequent Events

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts associated with the films product line in North America to improve the Company’s competitive position in providing quality products and services for its customers. The Company has also announced a strategic alliance with a third-party producer of films for the flexible packaging industry combining the Company's channel to North America with their new state-of-the-art manufacturing facility. The Company expects the closure to be completed during the third quarter of 2019. Subject to the finalization of certain estimates, the Company expects to take a pre-tax repositioning charge associated with the closure of approximately $10 to 12 million in the second quarter of 2019. The expected charge consists of approximately $6 million associated with a non-cash impairment of plant and business related assets. Future cash expenses associated with the charge are anticipated to be approximately $2 million for employee separation benefits and $3 million of other exit and removal costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Report, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on February 22, 2019 (the “2018 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both near- and long-term, including those incorporated by reference in Item 1A of Part II of this Report as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Report, words such as “anticipate,” “believe,” “will,” “estimate,” “expect,” "plan," “intend” and similar expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information then available to, our management at the time such statements are made. They are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors including those detailed in our 2018 Form 10-K and subsequent filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

Following a peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as the global market experienced large increases in supply without a commensurate increase in demand. Most of this supply increase was the result of Chinese manufacturers, which compressed industry margins for Nylon 6 resin and caprolactam to historic lows. Since the second half of 2016, capacity reductions by our competitors have occurred in North America and Europe improving supply/demand fundamentals in North America with continued dynamic conditions globally. We believe that, in addition to a potential recovery that has historically followed periods of oversupply and declining prices, Nylon 6 end-market growth will continue to generally track global GDP; applications such as packaging and engineering plastics have potential to grow at faster rates given certain macrotrends. Additionally, one of our strategies is to continue developing higher-value, differentiated Nylon 6 products, such as our co-polymer offerings, in current and new customer applications.

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

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, but quarterly sales experience seasonality based on the timing and length of the growing seasons in North and South America. North America ammonium sulfate prices are typically strongest during second quarter fertilizer application and then typically decline seasonally with new season fill in the third quarter. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

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

While our integrated manufacturing, scale and the quantity and range of our product offerings make us one of the most efficient manufacturers in our industry, these attributes also expose us to increased risk associated with unplanned downtime or material disruptions at any one of our production facilities which could impact the supply chain throughout our manufacturing process. Should unplanned interruptions occur, we may not have enough buffer inventory at any given time to offset such production losses. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause unplanned downtime as well.

Recent Developments

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts associated with the films product line in North America to improve the Company’s competitive position in providing quality products and services for its customers. The Company has also announced a strategic alliance with a third-party producer of films for the flexible packaging industry, combining the Company's channel to North America with their new state-of-the-art manufacturing facility. The Company expects the closure to be completed during the third quarter of 2019. Subject to the finalization of certain estimates, the Company expects to take a pre-tax repositioning charge associated with the closure of approximately $10 to 12 million in the second quarter of 2019. The expected charge consists of approximately $6 million associated with a non-cash impairment of plant and business related assets. Future cash expenses associated with the charge are anticipated to be approximately $2 million for employee separation benefits and $3 million of other exit and removal costs.

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. As previously reported in our 2018 Form 10-K, the Company was notified during the first quarter of 2019 that the U.S. Attorney’s Office for the Eastern District of Virginia has closed its investigation and no further action by the Company is required. The Company continues to cooperate fully with the remaining narrowed inquiry by the U.S. Environmental Protection Agency and the Department of Justice criminal divisions. The Company’s production across its sites remains unaffected by these events and the Company expects to continue operating safely at plan moving forward. While the Company may incur penalties or fines in connection with the remaining federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

On February 19, 2019, the Company announced that it filed anti-dumping duty petitions covering imports of acetone with the International Trade Commission ("ITC") and U.S. Department of Commerce. The petitions allege that dumped acetone imports into the United States from Belgium, Korea, Saudi Arabia, Singapore, South Africa, and Spain have caused material injury to the domestic industry. On April 4, 2019, the ITC voted to continue the anti-dumping duty investigations concerning imports of acetone from all such nations other than Saudi Arabia. The Company continues to expect the investigation process to be completed over the next 10 to 12 months.

On February 22, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to an additional $75 million of the Company’s common stock. This authorization is in addition to the remaining capacity under our $75 million share repurchase program previously announced in May 2018. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. See Part II, Item 2 of this Form 10-Q for information regarding the Company's repurchase activity during the three months ended March 31, 2019.

2019 Operational Events

On March 11, 2019, the Company announced that it declared force majeure on its phenol product line as a result of shortages and delivery delays of its key raw material, cumene. The Company's cumene deliveries were reduced due to weather related logistics disruptions in the Gulf Coast area and supplier operational constraints. As a result of this force majeure event, phenol production at the Company's Frankford, Pennsylvania facility and caprolactam production at its Hopewell, Virginia facility were reduced. The Company incurred an approximately $6.9 million unfavorable impact to pre-tax income in the first quarter of 2019, including the unfavorable impact of fixed cost absorption and incremental logistics costs. In addition, the Company incurred an approximately $1.4 million unfavorable impact to pre-tax income in the first quarter of 2019 due to lost sales.

2018 Operational Events

On January 17, 2018, the Company announced that it had experienced a temporary production issue at its Hopewell, Virginia facility related to the severe winter weather. As a result of this unplanned interruption, caprolactam and resin production had been reduced at the Hopewell and Chesterfield, Virginia facilities. The Company incurred a $20 million unfavorable impact to pre-tax income in the first quarter of 2018 including the impact of fixed cost absorption, maintenance expense and incremental raw material costs. In addition, the Company incurred an approximately $10 million unfavorable impact to pre-tax income in the first quarter of 2018 due to lost sales. The Company submitted a business interruption insurance claim and recorded a total benefit of $9.4 million to date, of which a $6.6 million benefit was recorded to cost of goods sold in the first quarter of 2019.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended March 31,
	2019	2018
Sales	$314,895	$359,238
% change compared with prior year period	(12.3)%

The change in sales compared to the prior year period is attributable to the following:

Three Months Ended March 31, 2019
Volume	(3.2)%
Price	(9.1)%
(12.3)%

Sales decreased in the three months ended March 31, 2019 compared to the prior year period by $44.3 million (approximately 12%) due primarily to lower sales prices (approximately 9%) driven by (i) formula-based pass-through pricing (approximately 12% unfavorable impact), particularly for benzene and propylene (inputs to cumene which is a key feedstock material for our products), and (ii) market-based price increases (3% favorable impact) in nylon, ammonium sulfate and caprolactam partially offset by decreases in chemical intermediates, particularly acetone. Volume decreased by approximately 3% due primarily to the phenol force majeure event discussed above and continued challenging acetone industry dynamics, partially offset by improved nylon production.

Costs of Goods Sold

	Three Months Ended March 31,
	2019	2018
Costs of goods sold	$266,880	$321,320
% change compared with prior year period	(16.9)%
Gross Margin percentage	15.2%	10.6%

Costs of goods sold decreased in the three months ended March 31, 2019 compared to the prior year period by $54.4 million (approximately 17%) due primarily to (i) lower prices of raw materials, particularly benzene and propylene (approximately 13%), (ii) lower manufacturing costs versus higher spend in the prior year driven primarily by the first quarter 2018 weather event (approximately 3%), and (iii) business interruption insurance proceeds related to the first quarter 2018 weather event claim (approximately 2%) which were recorded in the first quarter of 2019.

Gross margin percentage increased by approximately 5% in the three months ended March 31, 2019 compared to the prior year period due to (i) the impact of market-based pricing discussed above (approximately 3%), (ii) lower manufacturing costs versus the impact of the first quarter 2018 weather event (approximately 3%), and (iii) business interruption insurance proceeds related to the first quarter 2018 weather event claim (approximately 2%) partially offset by the unfavorable impact of the phenol force majeure event, overall operating performance and challenging acetone industry dynamics.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative expenses	$19,413	$19,213
Percent of sales	6.2%	5.3%

Changes in Selling, general and administrative expenses were not materially different when comparing the three months ended March 31, 2019 and 2018.

Tax Expense

	Three Months Ended March 31,
	2019	2018
Tax expense	$6,824	$3,566
Effective tax rate	25.3%	23.5%

The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was higher compared to the U.S. federal statutory rate due primarily to state taxes and executive compensation deduction limitations offset partially by excess tax benefits related to vesting of restricted stock units and the research and development tax credit. The Company’s effective tax rate for the three months ended March 31, 2019 was higher than the prior year period due primarily to an increase in expected non-deductible executive compensation amounts for 2019, a decrease in the benefits from the vesting of restricted stock units and a lower benefit anticipated from the foreign-derived intangible income deduction in the first quarter of 2019 compared to 2018.

Net Income

	Three Months Ended March 31,
	2019	2018
Net income	$20,174	$11,593

As a result of the factors described above, Net income was $20.2 million for the three months ended March 31, 2019 as compared to $11.6 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2019	2018
Net income	$20,174	$11,593
Interest expense, net	1,107	3,089
Income taxes	6,824	3,566
Depreciation and amortization	13,915	12,542
EBITDA (non-GAAP)	$42,020	$30,790

Sales	$314,895	$359,238

EBITDA Margin (non-GAAP)	13.3%	8.6%

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in our 2018 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our operating cash flows are affected by capital requirements and production volume as well as the prices of our raw materials and general economic and industry trends. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which enhance liquidity and enable us to efficiently manage our working capital needs. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures including high return growth and cost savings investments, share repurchases, employee benefit obligations, interest payments, debt management and strategic acquisitions. We believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2018 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

We expect that our primary cash requirements for the remainder of 2019 will be to fund costs associated with ongoing operations, capital expenditures, share repurchases and amounts related to other contractual obligations.

The Company made no pension plan contributions during the three months ended March 31, 2019. However, the Company will make contributions during 2019 sufficient to satisfy pension funding requirements in an aggregate amount of approximately $3 to $8 million and will make additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

As of March 31, 2019, the Company had repurchased 1,977,668 shares of common stock for an aggregate of $61.3 million under the share repurchase program authorized in May 2018 at a weighted average market price of $31.00 per share. As of March 31, 2019, $88.7 million remained available for repurchase under the currently authorized programs. During the period April 1, 2019 through April 26, 2019, we repurchased an additional 210,273 shares at a weighted average market price of $29.90 per share. After giving effect to these repurchases, we have approximately $82.4 million of remaining capacity authorized under the currently authorized programs.

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

The credit facilities under the Original Credit Agreement consisted of a senior secured term loan in an aggregate principal amount of $270 million, of which $267 million was outstanding just prior to entering into the Amendment, and a senior secured revolving credit facility in a principal amount of $155 million. Pursuant to the Amendment, (i) the term loan facility under the Original Credit Agreement was terminated and the entire outstanding balance of the term loan facility (the “Term Loan”) thereunder was paid in full, and (ii) the maximum aggregate principal amount of the senior secured revolving credit facility (the “Revolving Credit Facility”) was increased to $425 million.

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

The Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at March 31, 2019. As of March 31, 2019, $204 million is available for use out of the total of $425 million under the Revolving Credit Facility.

In addition to the amount borrowed on the Amendment Date, the Company borrowed an incremental $86 million for working capital purposes under the Revolving Credit Facility and repaid $66 million to bring the balance under the Revolving Credit Facility to $220 million at March 31, 2019. Going forward, we expect that cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Three Months Ended March 31,
	2019	2018
Cash provided by (used for):
Operating activities	$42,076	$44,067
Investing activities	(40,099)	(31,715)
Financing activities	(3,982)	(38,432)
Net change in cash and cash equivalents	$(2,005)	$(26,080)

Cash provided by operating activities decreased by $2.0 million for the three months ended March 31, 2019 versus the prior year period due primarily to a $7.1 million improvement in working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income and customer advances) for the first three months ended March 31, 2019 versus a $21.9 million improvement in the prior year period, partially offset by (i) a $8.6 million increase in Net income versus the prior year period, and (ii) a favorable impact from the timing of cash payments on Accrued liabilities and Deferred income taxes of $2.4 million and $2.0 million, respectively, versus the prior year period.

Cash used for investing activities increased by $8.4 million for the three months ended March 31, 2019 versus the prior year period due primarily to an increase in cash paid for capital expenditures.

Cash used for financing activities decreased by $34.5 million for the three months ended March 31, 2019 versus the prior year period primarily due to the repayment of borrowings in the prior year period and the impact of the share repurchase program, both of which are described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Three Months Ended March 31, 2019
Capital expenditures in Accounts payable at December 31, 2018	$27,258
Purchases of property, plant and equipment	26,293
Less: Capital expenditures in Accounts payable at March 31, 2019	(14,039)
Cash paid for capital expenditures	$39,512

For the full year 2019, we expect the Company’s total capital expenditures to be in the range of $140 million to $150 million.

Critical Accounting Policies

The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2018 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, during the first quarter of 2019, as described in “Note 2. Recent Accounting Pronouncements,” the Company changed the manner in which it accounts for leases under guidance that became effective January 1, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2018 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

On November 6, 2018, we entered into an interest rate swap for a notional amount of $50 million whereby we exchanged floating for fixed rate interest payments for our LIBOR based borrowing under our Revolving Credit Facility. As a result of the interest rate swap, approximately 23% of our total borrowing under our Revolving Credit Facility is now at a fixed interest rate.

We designated the $50 million interest rate swap, with a fair value of zero at inception, as a cash flow hedge against the risk of changes in the benchmark interest rate (1-Month LIBOR). A hedge effectiveness assessment was completed by comparing the critical terms of the hedged item with the hedging instrument, and also by reviewing the credit standing of the counterparty. As of March 31, 2019, it was determined that the critical terms continued to exactly match, and that the counterparty still had the ability to honor their obligation. As a result, the hedge continued to be deemed effective.

Based on current borrowing levels at March 31, 2019, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the three months ended March 31, 2019 would have resulted in an increase or decrease to our interest expense of approximately $0.4 million.

See "Note 12. Derivative and Hedging Instruments" to the Condensed Consolidated Financial Statements, included in this Form 10-Q, for a discussion relating to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been, or will be, detected.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2019, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

The implementation of a lease tracking system designed to facilitate the required disclosures under the new lease accounting standard is a change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. There were no other changes to the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising outside of the ordinary course of our business operations. We are not a party to, and, to our knowledge, there are not threats of any claims or actions against us, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. As previously reported in our 2018 Form 10-K, the Company was notified during the first quarter of 2019 that the U.S. Attorney’s Office for the Eastern District of Virginia has closed its investigation and no further action by the Company is required. The Company continues to cooperate fully with the remaining narrowed inquiry by the U.S. Environmental Protection Agency and the Department of Justice criminal divisions. The Company’s production across its sites remains unaffected by these events and the Company expects to continue operating safely at plan moving forward. While the Company may incur penalties or fines in connection with the remaining federal inquiry, the amount of such penalties or fines, if any, cannot be reasonably estimated at this time.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

As previously reported in our 2018 Form 10-K, the Virginia Department of Environmental Quality (“Virginia DEQ”) notified the Company in October 2018 that alleged violations involving emissions exceedances and monitoring requirements at the Company’s manufacturing facility in Hopewell, Virginia may subject the Company to certain specified penalties under the Virginia Air Pollution Control Law and applicable regulatory requirements. In March 2019, the Virginia DEQ and the Company agreed in a consent order that AdvanSix would pay a civil charge of $202,221. After all conditions were satisfied, the Virginia DEQ terminated the consent order. The resolution of this matter did not have a material adverse effect on our ongoing operations, consolidated financial position, results of operations or operating cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in the Company’s 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2018, the Company announced that its Board of Directors authorized a share repurchase program of up to $75 million of the Company’s common stock. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. On February 22, 2019, the Company announced that its Board of Directors authorized a share repurchase program of up to an additional $75 million of the Company's common stock. This authorization is in addition to the remaining capacity authorized under the $75 million share repurchase program announced in May 2018 as described above.

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended March 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2019		305,736	$27.58	305,736	$28,832,206
February 2019	(1), (2)	209,364	32.44	201,742	97,302,547
March 2019		278,654	30.91	278,441	88,697,287
Total		793,754	$30.03	785,919	$—

(1) Total number of shares purchased includes 7,835 shares covering tax withholding obligations in connection with the vesting of equity awards.
(2) Approximate dollar value of shares that may yet be purchased under the plan includes the $75 million authorized under the plan announced on February 22, 2019.

During the period April 1, 2019 through April 26, 2019, we repurchased an additional 210,273 shares at a weighted average market price of $29.90 per share. After giving effect to these repurchases, we have approximately $82.4 million of remaining capacity authorized under the currently authorized programs.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).
10.1
Amended and Restated Caprolactam and Polymer Supply Agreement dated as of Jan 1, 2019, by and between AdvanSix Resins Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2019) *

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

*Confidential treatment has been granted for certain information contained in Exhibit 10.1, and the omitted portions have been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: May 3, 2019	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer