Form 10-Q
period 2019-06-30
AdvanSix Inc.
filed 2019-08-01
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
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

The Registrant had 27,815,783 shares of common stock, $0.01 par value, outstanding at July 26, 2019.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$345,215	$400,459	$660,110	$759,697
Costs, expenses and other:
Costs of goods sold	303,128	342,958	570,008	664,278
Selling, general and administrative expenses	20,009	17,919	39,422	37,132
Other non-operating expense (income), net	1,452	1,582	3,056	5,128
Total costs, expenses and other	324,589	362,459	612,486	706,538

Income before taxes	20,626	38,000	47,624	53,159
Income tax expense	5,280	9,590	12,104	13,156
Net income	$15,346	$28,410	$35,520	$40,003

Earnings per common share
Basic	$0.54	$0.93	$1.25	$1.31
Diluted	$0.53	$0.91	$1.21	$1.28
Weighted average common shares outstanding
Basic	28,162,007	30,481,627	28,489,486	30,485,095
Diluted	29,136,979	31,305,168	29,460,149	31,294,323

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,346	$28,410	$35,520	$40,003
Foreign exchange translation adjustment	4	(17)	3	(18)
Cash-flow hedges	(429)	—	(621)	—
Pension obligation adjustments	—	—	—	410
Other comprehensive income (loss), net of tax	(425)	(17)	(618)	392
Comprehensive income	$14,921	$28,393	$34,902	$40,395

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$17,057	$9,808
Accounts and other receivables – net	127,526	160,266
Inventories – net	138,234	137,182
Other current assets	10,496	3,807
Total current assets	293,313	311,063
Property, plant and equipment – net	701,120	672,210
Operating lease right-of-use assets	115,284	—
Goodwill	15,005	15,005
Other assets	38,164	36,348
Total assets	$1,162,886	$1,034,626

LIABILITIES
Current liabilities:
Accounts payable	$192,614	$231,720
Accrued liabilities	31,907	30,448
Operating lease liabilities – short-term	26,022	—
Deferred income and customer advances	3,184	22,556
Total current liabilities	253,727	284,724
Deferred income taxes	113,685	103,783
Operating lease liabilities – long-term	89,503	—
Line of credit – long-term	255,000	200,000
Postretirement benefit obligations	24,381	21,080
Other liabilities	6,027	4,701
Total liabilities	742,323	614,288

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 30,591,472 shares issued and 28,008,959 outstanding at June 30, 2019; 30,555,715 shares issued and 29,345,001 outstanding at December 31, 2018	306	306
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Treasury stock at par (2,582,513 shares at June 30, 2019; 1,210,714 shares at December 31, 2018)	(26)	(12)
Additional paid-in capital	200,036	234,699
Retained earnings	223,339	187,819
Accumulated other comprehensive loss	(3,092)	(2,474)
Total stockholders' equity	420,563	420,338
Total liabilities and stockholders' equity	$1,162,886	$1,034,626
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$35,520	$40,003
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	27,872	25,913
Loss on disposal of assets	1,901	1,336
Deferred income taxes	10,109	6,845
Stock based compensation	5,574	4,880
Accretion of deferred financing fees	214	1,589
Restructuring charges	12,623	—
Changes in assets and liabilities:
Accounts and other receivables	32,743	43,913
Inventories	(2,494)	7,079
Accounts payable	(30,586)	(30,185)
Accrued liabilities	(1,771)	(6,805)
Deferred income and customer advances	(19,372)	(14,769)
Other assets and liabilities	(4,970)	(2,578)
Net cash provided by operating activities	67,363	77,221

Cash flows from investing activities:
Expenditures for property, plant and equipment	(71,201)	(53,423)
Other investing activities	(1,285)	(1,254)
Net cash used for investing activities	(72,486)	(54,677)

Cash flows from financing activities:
Payments of long-term debt	—	(266,625)
Borrowings from line of credit	210,250	261,000
Payments of line of credit	(155,250)	(51,000)
Payment of line of credit facility fees	—	(1,362)
Principal payments of finance leases	(2,377)	(162)
Purchase of treasury stock	(40,267)	(3,113)
Issuance of common stock	16	—
Net cash provided by (used for) financing activities	12,372	(61,262)

Net change in cash and cash equivalents	7,249	(38,718)
Cash and cash equivalents at beginning of period	9,808	55,432
Cash and cash equivalents at the end of period	$17,057	$16,714

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$18,451	$7,704

Supplemental cash activities:
Cash paid for interest	$2,295	$3,204
Cash paid for income taxes	$6,576	$2,240
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2018	30,555,715	$306	$234,699	$187,819	$(12)	$(2,474)	$420,338
Net Income	—	—	—	20,174	—	—	20,174
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(1)	(1)
Cash-flow Hedges	—	—	—	—	—	(192)	(192)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(193)	(193)
Issuance of common stock	22,497	—	16	—	—	—	16
Purchase of treasury stock (793,754 shares)	—	—	(23,845)	—	(8)	—	(23,853)
Stock-based compensation	—	—	2,762	—	—	—	2,762
Balance at March 31, 2019	30,578,212	306	213,632	207,993	(20)	(2,667)	419,244

Net Income	—	—	—	15,346	—	—	15,346
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	4	4
Cash-flow Hedges	—	—	—	—	—	(429)	(429)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(425)	(425)
Issuance of common stock	13,260	—	—	—	—	—	—
Purchase of treasury stock (578,045 shares)	—	—	(16,408)	—	(6)	—	(16,414)
Stock-based compensation	—	—	2,812	—	—	—	2,812
Balance at June 30, 2019	30,591,472	$306	$200,036	$223,339	$(26)	$(3,092)	$420,563

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2017	30,482,966	$305	$263,081	$121,985	$—	$(9,046)	$376,325
Net Income	—	—	—	11,593	—	—	11,593
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(1)	(1)
Cash-flow Hedges	—	—	—	—	—	—	—
Pension obligation adjustments	—	—	—	(410)	—	410	—
Other comprehensive income (loss), net of tax	—	—	—	(410)	—	409	(1)
Issuance of common stock	25,356						—
Purchase of treasury stock (8,995 shares)	—	—	(370)	—	—	—	(370)
Stock-based compensation	—	—	2,281	—	—	—	2,281
Balance at March 31, 2018	30,508,322	305	264,992	133,168	—	(8,637)	389,828

Net Income	—	—	—	28,410	—	—	28,410
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(17)	(17)
Cash-flow Hedges	—	—	—	—	—	—	—
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(17)	(17)
Issuance of common stock	16,416	—	—	—	—	—	—
Purchase of treasury stock (70,107 shares)	—	—	(2,742)	—	(1)	—	(2,743)
Stock-based compensation	—	—	2,599	—	—	—	2,599
Balance at June 30, 2018	30,524,738	$305	$264,849	$161,578	$(1)	$(8,654)	$418,077

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2019, and its results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. The Condensed Consolidated Balance Sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2019 and 2018 were June 29, 2019 and June 30, 2018, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at June 30, 2019 and December 31, 2018 aggregated $6.7 million and $7.7 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.
The Company submitted a business interruption insurance claim related to the first quarter 2018 weather event and recorded a benefit of $6.6 million and $2.3 million to Cost of goods sold in the first and second quarters of 2019, respectively. The business interruption claim has been closed with a total recorded benefit of approximately of $12 million.

On May 4, 2018, the Company announced that its Board of Directors (the “Board”) authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid-in capital.
As of June 30, 2019, the Company had repurchased 2,555,713 shares of common stock for an aggregate of $77.7 million at a weighted average market price of $30.40 per share. As of June 30, 2019, $72.3 million remained available for share repurchases under the current authorization.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government (“UST”), the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the SIFMA Municipal Swap Rate. Pursuant to the amendments, SOFR will be an option to replace LIBOR as it is phased out. The amendments of ASU No. 2018-16 are effective for companies that have adopted ASU 2017-12 for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year or at such time a company adopts ASU 2017-12. Early adoption of ASU 2018-16 is not permitted without previous adoption of ASU 2017-12. As the Company elected to early adopt ASU 2017-12 during the fourth quarter of 2018, the Company adopted ASU 2018-16 effective January 1, 2019, which did not have a material impact on the Company's consolidated financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). Initial guidance stated that the new standard be applied under a modified retrospective approach with periods prior to the adoption date being adjusted. During July 2018, however, the FASB issued ASU 2018-11, Leases (Topic 842), providing another transition method allowing a company to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjusting prior periods. The Company adopted the standard effective January 1, 2019 electing the cumulative-effect adjustment approach made available in ASU 2018-11. The Company has also elected the following practical expedients:

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

We have implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact to our Condensed Consolidated Balance Sheet, but did not have a significant impact in the recognition, measurement or presentation of lease expenses within the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of right-of-use (“ROU”) assets and liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See "Note 8. Leases" for further information.

3. Revenues

Revenue Recognition

We serve approximately 500 customers annually in more than 40 countries and across a wide variety of industries. For the three months ended June 30, 2019 and 2018, the Company's ten largest customers accounted for approximately 47% and 45% of total sales, respectively. For the six months ended June 30, 2019 and 2018, the Company's ten largest customers accounted for approximately 46% and 45% of total sales, respectively.
We typically sell to customers under master service agreements, with one- to two-year terms on average, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. (“Shaw”), one of the world's largest consumers of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. For the three months ended June 30, 2019

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

and 2018, our sales to Shaw were 19% and 22%, respectively, of our total sales. For the six months ended June 30, 2019 and 2018, our sales to Shaw were 21% and 22%, respectively, of our total sales.

Each of the Company’s product lines represented the following approximate percentage of total sales for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Nylon	27%	27%	29%	28%
Caprolactam	20%	19%	20%	18%
Ammonium Sulfate Fertilizers	27%	21%	25%	20%
Chemical Intermediates	26%	33%	26%	34%
	100%	100%	100%	100%

The Company's revenues by geographic area for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$289,551	$342,497	$547,193	$640,145
International	55,664	57,962	112,917	119,552
Total	$345,215	$400,459	$660,110	$759,697

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the six months ended June 30, 2019:

Opening balance January 1, 2019	$22,556
Additional cash advances	1,083
Less amounts recognized in revenues	(20,455)
Ending balance June 30, 2019	$3,184
The Company expects to recognize as revenue the June 30, 2019 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three and six months ended June 30, 2019 and 2018 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic
Net Income	$15,346	$28,410	$35,520	$40,003
Weighted average common shares outstanding	28,162,007	30,481,627	28,489,486	30,485,095
EPS – Basic	$0.54	$0.93	$1.25	$1.31
Diluted
Dilutive effect of equity awards and other stock-based holdings	974,972	823,541	970,663	809,228
Weighted average common shares outstanding	29,136,979	31,305,168	29,460,149	31,294,323
EPS – Diluted	$0.53	$0.91	$1.21	$1.28

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents (which includes units allocated to the AdvanSix stock unit fund under the AdvanSix Inc. Deferred Compensation Plan) using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended June 30, 2019 and 2018, stock options of 539,054 and 128,777, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

5. Accounts and Other Receivables – Net

	June 30, 2019	December 31, 2018
Accounts receivables	$125,887	$166,017
Other	3,901	1,716
Total accounts and other receivables	129,788	167,733
Less – allowance for doubtful accounts	(2,262)	(7,467)
Total accounts and other receivables – net	$127,526	$160,266

The decrease in Total accounts and other receivables – net at June 30, 2019 versus December 31, 2018 was due primarily to lower sales. The change in the allowance for doubtful accounts relates to an accounts receivable write-off of approximately $5.1 million related to a customer bankruptcy as previously reported in the 2018 Form 10-K.

6. Inventories

	June 30, 2019	December 31, 2018
Raw materials	$46,109	$55,002
Work in progress	54,030	46,728
Finished goods	45,333	39,368
Spares and other	24,313	24,555
	169,785	165,653
Reduction to LIFO cost basis	(31,551)	(28,471)
Total inventories – net	$138,234	$137,182

Total inventories – net at June 30, 2019 were relatively flat compared to the balance at December 31, 2018. The shift in inventory categories reflects the normal course of operations including the timing of cumene deliveries and the fulfillment of customer orders.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

7. Postretirement Benefit Cost

The components of Net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$1,714	$2,001	$3,427	$4,003
Interest cost	521	469	1,042	938
Expected return on plan assets	(334)	(287)	(668)	(575)
Net periodic benefit cost	$1,901	$2,183	$3,801	$4,366

The Company made contributions to the defined benefit pension plan of $0.5 million in the second quarter of 2019. No contributions were made in the first quarter of 2019. The Company plans to make pension plan contributions during 2019 sufficient to satisfy pension funding requirements in an aggregate amount of approximately $4 to $6 million and will make additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

8. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities – short-term, and Operating lease liabilities – long-term in our Condensed Consolidated Balance Sheet. Finance leases are included in Property, plant and equipment – net, Accounts payable, and Other liabilities in our Condensed Consolidated Balance Sheets.

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

The components of lease expense were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use asset	$157	$305
Interest on lease liabilities	17	35
Total finance lease cost	174	340
Operating lease cost	7,931	15,501
Short-term lease cost	4,116	8,397
Total lease cost	$12,221	$24,238

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,295
Operating cash flows from finance leases	30
Financing cash flows from finance leases	2,377
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,419
Finance leases	593

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$115,284
Operating lease liabilities – short term	26,022
Operating lease liabilities – long term	89,503
Total operating lease liabilities	$115,525
Finance Leases
Property, plant and equipment – gross	$2,354
Accumulated depreciation	(1,034)
Property, plant and equipment – net	$1,320
Accounts payable	591
Other liabilities	739
Total finance lease liabilities	$1,330
Weighted Average Remaining Lease Term
Operating leases	10.64 years
Finance leases	2.38 years
Weighted Average Discount Rate
Operating leases	6.14%
Finance leases	5.20%

The cumulative effect of the changes made to the Condensed Consolidated Balance Sheets for the adoption of the new leasing standard on January 1, 2019 was as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Balance Sheet accounts prior to new leasing standard adoption adjustments	Adjustments due to the adoption of the new leasing standard	Balance Sheet accounts after the new leasing standard adoption adjustments
ASSETS
Property, plant and equipment – net	$1,032	$—	$1,032
Operating lease right-of-use assets	—	117,921	117,921
Total assets	1,034,626	$117,921	1,152,547

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$318	$—	$318
Operating lease liabilities – short term	—	24,794	24,794
Total current liabilities	284,724	24,794	309,518
Operating lease liabilities – long term	—	93,127	93,127
Other liabilities	762	—	762
Total liabilities	614,288	117,921	732,209
Total equity	420,338	—	420,338
Total liabilities and equity	1,034,626	$117,921	1,152,547

Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (remainder)	$16,402	$332
2020	31,412	610
2021	19,736	374
2022	14,973	99
2023	12,350	—
Thereafter	70,291	—
Total lease payments	165,164	1,415
Less imputed interest	(49,639)	(85)
Total	$115,525	$1,330

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments for leases having initial or remaining non-cancellable lease terms in excess of one year would have been as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2019	$36,110	$239
2020	29,318	212
2021	16,111	131
2022	11,571	89
2023	9,104	—
Thereafter	26,627	—
Total lease payments	$128,841	$671

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

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company was notified during the first quarter of 2019 that the U.S. Attorney’s Office for the Eastern District of Virginia had closed its investigation and no further action by the Company was required. On May 13, 2019, the Company announced that the United States government notified the Company that the balance of the criminal investigation concluded with no further action required.

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

10. Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The provision for income taxes was $5.3 million and $9.6 million for the three months ended June 30, 2019 and 2018, respectively. The provision for income taxes was $12.1 million and $13.2 million for the six months ended June 30, 2019 and 2018, respectively.

11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During the fourth quarter of 2018, the Company acquired a royalty stream which has been treated as an asset acquisition and entered into an interest rate swap transaction related to its credit agreement. The purchase price of the royalty stream for $1.0 million approximates its fair value at December 31, 2018 and is considered a Level 3 asset. The fair value measurement is based on the expected future cash flows and, as there is no reason to believe that the asset is impaired, it is assumed that the valuation remains unchanged at June 30, 2019. The fair value of the interest rate swap at June 30, 2019 was a loss of approximately $1.7 million and is considered a Level 2 liability.

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

12. Derivative and Hedging Instruments

The specific credit and market, commodity price and interest rate risks to which the Company is exposed in connection with its ongoing business operations are described below. This discussion includes an explanation of the hedging instrument, a rate swap agreement, used to manage the Company’s interest rate risk associated with a fixed and floating-rate borrowing.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company has one customer that accounted for approximately 13% and 22% of trade Accounts receivable – net at June 30, 2019 and December 31, 2018, respectively.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At June 30, 2019 and 2018, we had no financial contracts related to forward commodity agreements.

Interest Rate Risk Management – On November 6, 2018, the Company entered into an interest rate swap agreement for a notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. This interest rate swap had a fair value of zero at inception and was effective November 30, 2018. In accordance with FASB Accounting Standards Codification (“ASC”) ASC 815, the Company designated the interest rate swap as a cash flow hedge of floating-rate borrowings. This interest rate swap, with a maturity date of November 30, 2021, converts the Company’s interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. This interest rate swap involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the interest rate swap without an exchange of the underlying principal amount.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Liability Derivatives
	June 30, 2019		December 31, 2018

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	(1,661)	Accrued liabilities and Other liabilities	(833)

Total Derivatives		$(1,661)		$(833)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

June 30, 2019
Loss on derivative instruments included in Accumulated other comprehensive income at December 31, 2018	$(833)
Fair value adjustment	(828)
Loss on derivative instruments included in Accumulated other comprehensive income at June 30, 2019	$(1,661)

At June 30, 2019, the Company expects to reclassify approximately $0.4 million of net losses on derivative instruments from Accumulated other comprehensive income to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

13. Restructuring

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts to improve the Company’s competitive position in providing quality film products and services to its customers. The Company also announced a strategic alliance with Oben Holding Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry, leveraging the Company's sales channels and Nylon 6 supply with Oben's new state-of-the-art manufacturing facility. The Company ceased operations at the Pottsville, PA plant in July 2019.

Restructuring costs consist of long-lived asset impairments, facility exit costs, employee separations and inventory write-downs. Facility exit costs include demolition, equipment relocation, contract terminations and project management costs. These costs are included in Cost of goods sold in the Condensed Consolidated Statements of Operations. The Company does not expect to incur any additional restructuring charges related to the closure of its films plant.

Restructuring costs for the three months ended June 30, 2019 were as follows:

Three Months Ended June 30, 2019
Write-off of equipment and facility	$7,131
Facility exit costs	2,686
Employee separations	1,364
Inventory write-downs	1,442
Total restructuring charges	$12,623

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The following table summarizes the components of restructuring activities and the remaining balances of accrued restructuring charges as of June 30, 2019:

	Employee Separation Benefits	Facility Exit Costs	Total
Accrual balance at December 31, 2018	$—	$—	$—
Charges	1,364	2,686	4,050
Cash payments	—	—	—
Accrual balance at June 30, 2019	$1,364	$2,686	$4,050

The balance of accrued restructuring charges are expected to be settled within the next twelve months.

14. Subsequent Events

On July 15, 2019, the Company entered into an additional interest rate swap agreement for an incremental notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. This interest rate swap is in addition to the $50 million interest rate swap entered into in November 2018, had a fair value of zero at inception, is effective July 31, 2019 and has been designated as a cash flow hedge. This interest rate swap agreement, with a maturity date of February 21, 2023, converts the Company's interest rate payments on an incremental $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-Q, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2019 (the “2018 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both near- and long-term, including those incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, and natural disasters; price fluctuations and supply of raw materials; our operations requiring substantial capital; general economic and financial conditions in the U.S. and globally; growth rates and cyclicality of the industries we serve; risks associated with our indebtedness including with respect to restrictive covenants; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties; cybersecurity and data privacy incidents; failure to maintain effective internal controls; disruptions in transportation and logistics; our inability to achieve some or all of the anticipated benefits of our spin-off including uncertainty regarding qualification for expected tax treatment; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2018 Form 10-K and subsequent filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

Business Overview

We produce and sell caprolactam as a commodity product and produce and sell our Nylon 6 resin as both a commoditized and differentiated resin product. Our results of operations are primarily driven by production volume and the spread between the sales prices of our products and the costs of the underlying raw materials built into market-based and value-based pricing models. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products. Our differentiated Nylon 6 products are typically valued at a higher level than commodity resin products.

Following a peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as the global market experienced large increases in supply without a commensurate increase in demand. Most of this supply increase was the result of Chinese manufacturers, which compressed industry margins for Nylon 6 resin and caprolactam to historic lows. Since the second half of 2016, capacity reductions by our competitors have occurred in North America and Europe improving supply/demand fundamentals in North America with continued dynamic conditions globally. We believe that the Nylon 6 end-market growth will continue to generally track global GDP over the long-term; applications such as packaging and engineering plastics have potential to grow at faster rates given certain macrotrends. Additionally, one of our strategies is to continue developing higher-value, differentiated Nylon 6 products, such as our co-polymer offerings, in current and new customer applications.

Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key crop nutrients. Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including the price of crops. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops.

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

We seek to run our production facilities on a nearly continuous basis for maximum efficiency as several of our intermediate products are key feedstock materials for other products in our integrated manufacturing chain. While our integration, scale and range of product offerings make us one of the most efficient manufacturers in our industry, these attributes also expose us to increased risk associated with material disruptions at any one of our production facilities or logistics operations which could impact the overall manufacturing supply chain. Further, although we believe that our sources of supply for our raw materials, including cumene, natural gas and sulfur, are generally robust, it is difficult to predict the impact that shortages, increased costs and related supply chain logistics considerations may have in the future. In order to mitigate the risk of unplanned interruptions, we schedule several planned plant turnarounds each year to conduct routine and major maintenance across our facilities. We also utilize maintenance excellence and mechanical integrity programs, targeted buffer inventory of intermediate chemicals necessary for our manufacturing process, and co-producer swap arrangements, which are intended to mitigate the extent of any production losses as a result of planned and unplanned downtime; however, the mitigation of all or part of any such production impact cannot be assured.

Recent Developments

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. As previously reported in our 2018 Form 10-K, the Company was notified during the first quarter of 2019 that the U.S. Attorney’s Office for the Eastern District of Virginia had closed its investigation and no further action by the Company was required. On May 13, 2019, the Company announced that the United States government notified the Company that the balance of the criminal investigation concluded with no further action required.

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts to improve the Company’s competitive position in providing quality film products and services to its customers. The Company has also announced a strategic alliance with Oben Holdings Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry, leveraging the Company's sales channels and Nylon 6 resin supply with Oben's new state-of-the-art manufacturing facility. The Company expects the closure to be completed during the third quarter of 2019. We recognized restructuring costs of $12.6 million during the second quarter of 2019. See “Note 13. Restructuring” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

On February 19, 2019, the Company announced that it filed anti-dumping duty petitions covering imports of acetone with the International Trade Commission (“ITC”) and U.S. Department of Commerce. The petitions allege that dumped acetone imports into the United States from Belgium, Korea, Saudi Arabia, Singapore, South Africa, and Spain have caused material injury to the domestic industry. On April 4, 2019, the ITC voted to continue the anti-dumping duty investigations concerning imports of acetone from all such nations other than Saudi Arabia. On July 30, 2019, the U.S. Department of Commerce announced its preliminary affirmative determination regarding anti-dumping duties for Singapore and Spain. Any preliminary duty determinations for the remaining three countries are expected to be announced by the end of the third quarter of 2019. The Company continues to expect the full investigation process to be completed over the next 7 to 9 months.

2019 Operational Events

On March 11, 2019, the Company announced that it declared force majeure on its phenol product line as a result of shortages and delivery delays of its key raw material, cumene. The Company's cumene deliveries were reduced due to weather related logistics disruptions in the Gulf Coast area and supplier operational constraints. As a result of this force majeure event, phenol production at the Company's Frankford, Pennsylvania facility and caprolactam production at its Hopewell, Virginia facility were reduced. The Company incurred an approximately $6.9 million unfavorable impact to pre-tax income in the first quarter of 2019, including the unfavorable impact of fixed cost absorption and incremental logistics costs. In addition, the Company incurred an approximately $1.4 million unfavorable impact to pre-tax income in the first quarter of 2019 and an approximately $2.3 million unfavorable impact to pre-tax income in the second quarter of 2019 due to lost sales. The Company remains on force majeure with phenol customers.

On June 24, 2019, the Company announced that it was assessing the potential business impact of the fire that occurred at Philadelphia Energy Solutions' (“PES”) refinery in Philadelphia. PES is one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. The Company continues to operate its facilities while implementing its mitigation plans, including evaluation of business interruption insurance. The PES fire did not have a material impact on second quarter 2019 financial results; however, the Company anticipates an approximately $6 to $8 million and $5 to $7 million unfavorable impact to pre-tax income in the third and fourth quarters of 2019, respectively, including incremental raw material and logistics costs as well as a modest unfavorable impact from fixed cost absorption. The Company continues to assess long-term optionality for cumene supply and logistics, while optimizing expected base feedstock and logistic cost increases as it realigns its supply chain into 2020.

2018 Operational Events

On January 17, 2018, the Company announced that it had experienced a temporary production issue at its Hopewell, Virginia facility related to the severe winter weather. As a result of this unplanned interruption, caprolactam and resin production had been reduced at the Hopewell and Chesterfield, Virginia facilities. The Company incurred a $20 million unfavorable impact to pre-tax income in the first quarter of 2018 including the impact of fixed cost absorption, maintenance expense and incremental raw material costs. In addition, the Company incurred an approximately $10 million unfavorable impact to pre-tax income in the first quarter of 2018 due to lost sales. The Company submitted a business interruption insurance claim related to the first quarter 2018 weather event and recorded a benefit of $6.6 million and $2.3 million to Cost of goods sold in the first and second quarters of 2019, respectively. The business interruption claim has been closed with a total recorded benefit of approximately $12 million.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$345,215	$400,459	$660,110	$759,697
% change compared with prior year period	(13.8)%		(13.1)%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Volume	(5.1)%	(4.2)%
Price	(8.7)%	(8.9)%
	(13.8)%	(13.1)%

Sales decreased in the three months ended June 30, 2019 compared to the prior year period by $55.2 million (approximately 14%) due primarily to lower sales prices (approximately 9%) driven by formula-based pass-through pricing (approximately 9% unfavorable impact), particularly for benzene and propylene (inputs to cumene which is a key feedstock material for our products). Our market-based pricing was relatively flat with increases in ammonium sulfate offset by decreases in chemical intermediates, particularly acetone. Volume decreased by approximately 5% due primarily to continued challenging acetone industry dynamics, the previously disclosed phenol force majeure and decreased nylon volume, partially offset by improved ammonium sulfate volume.

Sales decreased in the six months ended June 30, 2019 compared to the prior year period by $99.6 million (approximately 13%) due primarily to lower sales prices (approximately 9%) driven by formula-based pass-through pricing (approximately 10% unfavorable impact), particularly for benzene and propylene, partially offset by market-based price increases (1% favorable impact) in ammonium sulfate, nylon and caprolactam partially offset by decreases in chemical intermediates, particularly acetone. Volume decreased by approximately 4% due primarily to the phenol force majeure discussed above and continued challenging acetone industry dynamics, partially offset by improved caprolactam production and sales.

Costs of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Costs of goods sold	$303,128	$342,958	$570,008	$664,278
% change compared with prior year period	(11.6)%		(14.2)%
Gross Margin percentage	12.2%	14.4%	13.6%	12.6%

Costs of goods sold decreased in the three months ended June 30, 2019 compared to the prior year period by $39.8 million (approximately 12%) due primarily to (i) lower prices of raw materials, particularly benzene and propylene (approximately 12%), and (ii) lower manufacturing costs driven by improved operational performance (approximately 2%), partially offset by the Pottsville restructuring costs (approximately 4%).

Costs of goods sold decreased in the six months ended June 30, 2019 compared to the prior year period by $94.3 million (approximately 14%) due primarily to (i) lower prices of raw materials, particularly benzene and propylene (approximately 12%), (ii) lower manufacturing costs versus higher spend in the prior year as a result of the first quarter 2018 weather event, including purchases of feedstocks which are normally manufactured by the Company (approximately 2%), and (iii) the benefit of business interruption insurance proceeds recognized in 2019 related to the first quarter 2018 weather event claim (approximately 1%), partially offset by the Pottsville restructuring costs (approximately 2%).

Gross margin percentage decreased by approximately 2% in the three months ended June 30, 2019 compared to the prior year period primarily due to (i) lower sales volume related primarily to challenging acetone industry dynamics (approximately 4%) and (ii) the Pottsville restructuring costs (approximately 4%), partially offset by (i) the net favorable impact of lower raw material and customer pricing (approximately 3%) and (ii) lower manufacturing costs driven by improved operational performance (approximately 2%).

Gross margin percentage increased by approximately 1% in the six months ended June 30, 2019 compared to the prior year period due to (i) the net favorable impact of lower raw material and customer pricing (approximately 3%), (ii) lower manufacturing costs versus the impact of the first quarter 2018 weather event (approximately 2%) and (iii) the benefit of business interruption insurance proceeds (approximately 1%) discussed above, partially offset by (i) lower sales volume related to challenging acetone industry dynamics and phenol force majeure (approximately 3%) and (ii) Pottsville restructuring costs (approximately 2%).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative expenses	$20,009	$17,919	$39,422	$37,132
Percent of sales	5.8%	4.5%	6.0%	4.9%

Selling, general and administrative expenses increased in the three and six months ended June 30, 2019 compared to the prior period due primarily to higher legal and IT infrastructure costs, partially offset by lower costs associated with the exit of Honeywell transition services in 2018.

Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tax expense	$5,280	$9,590	$12,104	$13,156
Effective tax rate	25.6%	25.2%	25.4%	24.7%

The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was higher compared to the U.S. federal statutory rate due primarily to state taxes and executive compensation deduction limitations offset partially by the research and development tax credit. The Company’s effective tax rate for the three and six months ended June 30, 2019 was higher than the prior year period due primarily to an increase in expected non-deductible executive compensation amounts for 2019 and a decrease in the benefits from the vesting of restricted stock units.

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,346	$28,410	$35,520	$40,003

As a result of the factors described above, Net income was $15.3 million and $35.5 million for the three and six months ended June 30, 2019 as compared to $28.4 million and $40.0 million in the corresponding prior year period.

Non-GAAP Measures
(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of EBITDA and EBITDA Margin, and EBITDA and EBITDA Margin excluding the one-time Pottsville restructuring charges described below. EBITDA is defined as Net income before Interest, Income taxes and Depreciation and amortization. EBITDA Margin is equal to EBITDA divided by Sales. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that are not considered core to the Company’s operations.

These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. Non-GAAP financial measures should be read only in conjunction with the comparable GAAP financial measures. The Company's non-GAAP measures may not be comparable to other companies' non-GAAP measures.

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin, and EBITDA and EBITDA Margin excluding the one-time Pottsville restructuring charges, to their most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,346	$28,410	$35,520	$40,003
Interest expense, net	1,328	1,598	2,434	4,688
Income taxes	5,280	9,590	12,104	13,156
Depreciation and amortization	13,957	13,371	27,872	25,913
EBITDA (non-GAAP)	35,911	52,969	77,930	83,760
One-time Pottsville restructuring charges (1)	12,623	—	12,623	—
EBITDA excluding one-time Pottsville restructuring charges (non-GAAP)	$48,534	$52,969	$90,553	$83,760

Sales	$345,215	$400,459	$660,110	$759,697

EBITDA margin (non-GAAP)	10.4%	13.2%	11.8%	11.0%

EBITDA margin excluding one-time Pottsville restructuring charges (non-GAAP)	14.1%	13.2%	13.7%	11.0%

(1) Current year one-time Pottsville restructuring charges reflect the closure of the Company's Pottsville, Pennsylvania films plant. See “Note 13. Restructuring” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in our 2018 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities as well as the prices of our raw materials and general economic and industry trends. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which enhance liquidity and enable us to efficiently manage our working capital needs. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures including high return growth and cost savings investments, share repurchases, employee benefit obligations, interest payments, strategic acquisitions and debt management. We believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2018 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

The Company made contributions to the defined benefit pension plan of $0.5 million in the second quarter 2019. No contributions were made in the first quarter of 2019. The Company plans to make pension plan contributions during 2019 sufficient to satisfy pension funding requirements in an aggregate amount of approximately $4 to $6 million and will make additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

On May 4, 2018, the Company announced that its Board of Directors (the “Board”) authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company’s common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

As of June 30, 2019, the Company had repurchased 2,555,713 shares of common stock for an aggregate of $77.7 million at a weighted average market price of $30.40 per share. As of June 30, 2019, $72.3 million remained available for repurchase under the current authorization. During the period July 1, 2019 through July 26, 2019, we repurchased an additional 193,176 shares at a weighted average market price of $24.82 per share. After giving effect to these repurchases, we have approximately $67.5 million of remaining capacity authorized.

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

The Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at June 30, 2019. As of June 30, 2019, $169 million is available for use out of the total of $425 million under the Revolving Credit Facility.

In addition to the amount borrowed on the Amendment Date, the Company borrowed an incremental $210 million for working capital purposes under the Revolving Credit Facility and repaid $155 million to bring the balance under the Revolving Credit Facility to $255 million at June 30, 2019. Going forward, we expect that cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Six Months Ended June 30,
	2019	2018
Cash provided by (used for):
Operating activities	$67,363	$77,221
Investing activities	(72,486)	(54,677)
Financing activities	12,372	(61,262)
Net change in cash and cash equivalents	$7,249	$(38,718)

Cash provided by operating activities decreased by $9.9 million for the six months ended June 30, 2019 versus the prior year period due primarily to a $19.7 million reduction in cash flow from working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income and customer advances) for the first six months ended June 30, 2019 versus a $6.0 million improvement in the prior year period, partially offset by a favorable impact from the timing of cash payments on Accrued liabilities and Deferred income taxes of $5.0 million and $3.3 million, respectively, versus the prior year period. The Pottsville restructuring charge had a net neutral impact on operational cash flows for the six months ended June 30, 2019.

Cash used for investing activities increased by $17.8 million for the six months ended June 30, 2019 versus the prior year period due to an increase in cash paid for capital expenditures.

Cash provided by financing activities increased by $73.6 million for the six months ended June 30, 2019 versus the prior year period due to net borrowings of $55.0 million for the six months ended June 30, 2019 compared to net repayments of $56.6 million during the prior year period, offset by $40.3 million in cash outflows for share repurchases during the six months ended June 30, 2019 compared to $3.1 million in cash outflows during the prior year period, both of which are described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Six Months Ended June 30, 2019
Capital expenditures in Accounts payable at December 31, 2018	$27,258
Purchases of property, plant and equipment	62,394
Less: Capital expenditures in Accounts payable at June 30, 2019	(18,451)
Cash paid for capital expenditures	$71,201

For the full year 2019, we expect the Company’s total capital expenditures to be approximately $150 million.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2018 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

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

On November 6, 2018, the Company entered into an interest rate swap agreement for a notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings.

This interest rate swap had a fair value of zero at inception, was effective November 30, 2018 and has been designated as a cash flow hedge. This interest rate swap, with a maturity date of November 30, 2021, converts the Company’s interest rate payments on the first $50 million of variable-rate 1-month LIBOR-based debt to a fixed interest rate. As a result of this interest rate swap, approximately 20% of our total borrowings as of June 30, 2019 are at a fixed interest rate. This interest rate swap involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the swap without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged item with the hedging instrument, and also by reviewing the credit standing of the counterparty. As of June 30, 2019, it was determined that the critical terms continued to exactly match, and that the counterparty still had the ability to honor their obligation. As a result, the hedge continued to be deemed effective.

Based on current borrowing levels at June 30, 2019, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the six months ended June 30, 2019 would have resulted in an increase or decrease to our interest expense of approximately $0.5 million.

See “Note 12. Derivative and Hedging Instruments” to the Condensed Consolidated Financial Statements, included in Part I. Item 1 of this Form 10-Q, for a discussion relating to credit and market, commodity price and interest rate risk.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2019, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of a previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. As previously reported in our 2018 Form 10-K, the Company was notified during the first quarter of 2019 that the U.S. Attorney’s Office for the Eastern District of Virginia had closed its investigation and no further action by the Company was required. On May 13, 2019, the Company announced that the United States government notified the Company that the balance of the criminal investigation concluded with no further action required.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2018 Form 10-K, which are hereby incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which authorization was in addition to the remaining capacity authorized under the May 2018 share repurchase program. Repurchases may be made from time to time on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended June 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2019	226,626	$29.90	226,626	$81,920,399
May 2019	231,964	28.20	231,964	75,380,096
June 2019	119,455	25.83	119,455	72,294,632
Total	578,045	$28.38	578,045

During the period July 1, 2019 through July 26, 2019, we repurchased an additional 193,176 shares at a weighted average market price of $24.82 per share. After giving effect to these repurchases, we have approximately $67.5 million of remaining capacity authorized under the current authorization.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy)
3.2	Amended and Restated By-laws of AdvanSix Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: August 1, 2019	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer