Form 10-Q
period 2019-09-30
AdvanSix Inc.
filed 2019-11-01
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
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

The Registrant had 27,912,355 shares of common stock, $0.01 par value, outstanding at October 25, 2019.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$310,633	$368,653	$970,743	$1,128,350
Costs, expenses and other:
Costs of goods sold	280,123	343,434	850,131	1,007,712
Selling, general and administrative expenses	19,261	18,057	58,683	55,189
Other non-operating expense (income), net	1,815	1,453	4,871	6,581
Total costs, expenses and other	301,199	362,944	913,685	1,069,482

Income before taxes	9,434	5,709	57,058	58,868
Income tax expense	1,513	229	13,617	13,385
Net income	$7,921	$5,480	$43,441	$45,483

Earnings per common share
Basic	$0.29	$0.18	$1.54	$1.50
Diluted	$0.28	$0.18	$1.49	$1.46
Weighted average common shares outstanding
Basic	27,608,985	30,160,991	28,192,760	30,375,873
Diluted	28,581,451	30,983,834	29,164,024	31,189,640

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$7,921	$5,480	$43,441	$45,483
Foreign exchange translation adjustment	(20)	(8)	(17)	(26)
Cash-flow hedges	(439)	—	(1,060)	—
Pension obligation adjustments	—	—	—	410
Other comprehensive income (loss), net of tax	(459)	(8)	(1,077)	384
Comprehensive income	$7,462	$5,472	$42,364	$45,867

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,048	$9,808
Accounts and other receivables – net	109,292	160,266
Inventories – net	162,479	137,182
Other current assets	8,433	3,807
Total current assets	290,252	311,063
Property, plant and equipment – net	731,643	672,210
Operating lease right-of-use assets	136,122	—
Goodwill	15,005	15,005
Other assets	38,795	36,348
Total assets	$1,211,817	$1,034,626

LIABILITIES
Current liabilities:
Accounts payable	$219,225	$231,720
Accrued liabilities	29,839	30,448
Operating lease liabilities – short-term	35,656	—
Deferred income and customer advances	1,948	22,556
Total current liabilities	286,668	284,724
Deferred income taxes	112,579	103,783
Operating lease liabilities – long-term	100,752	—
Line of credit – long-term	266,000	200,000
Postretirement benefit obligations	22,581	21,080
Other liabilities	6,011	4,701
Total liabilities	794,591	614,288

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 30,600,708 shares issued and 27,481,162 outstanding at September 30, 2019; 30,555,715 shares issued and 29,345,001 outstanding at December 31, 2018	306	306
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Treasury stock at par (3,119,546 shares at September 30, 2019; 1,210,714 shares at December 31, 2018)	(31)	(12)
Additional paid-in capital	189,242	234,699
Retained earnings	231,260	187,819
Accumulated other comprehensive loss	(3,551)	(2,474)
Total stockholders' equity	417,226	420,338
Total liabilities and stockholders' equity	$1,211,817	$1,034,626
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$43,441	$45,483
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	42,094	38,905
Loss on disposal of assets	4,967	1,560
Deferred income taxes	9,149	8,816
Stock based compensation	7,575	7,506
Accretion of deferred financing fees	320	1,696
Restructuring charges	12,623	—
Changes in assets and liabilities:
Accounts and other receivables	51,136	46,878
Inventories	(26,739)	14,182
Accounts payable	(12,844)	(10,675)
Accrued liabilities	(4,470)	(9,703)
Deferred income and customer advances	(20,608)	(14,899)
Other assets and liabilities	(6,108)	(2,014)
Net cash provided by operating activities	100,536	127,735

Cash flows from investing activities:
Expenditures for property, plant and equipment	(106,386)	(72,650)
Other investing activities	(2,203)	(1,656)
Net cash used for investing activities	(108,589)	(74,306)

Cash flows from financing activities:
Payments of long-term debt	—	(266,625)
Borrowings from line of credit	316,750	284,500
Payments of line of credit	(250,750)	(84,500)
Payment of line of credit facility fees	—	(1,362)
Principal payments of finance leases	(4,656)	(225)
Purchase of treasury stock	(53,067)	(20,443)
Issuance of common stock	16	—
Net cash provided by (used for) financing activities	8,293	(88,655)

Net change in cash and cash equivalents	240	(35,226)
Cash and cash equivalents at beginning of period	9,808	55,432
Cash and cash equivalents at the end of period	$10,048	$20,206

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$27,344	$17,649

Supplemental cash activities:
Cash paid for interest	$3,519	$4,406
Cash paid for income taxes	$6,949	$7,254
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2018	30,555,715	$306	$234,699	$187,819	$(12)	$(2,474)	$420,338
Net Income	—	—	—	20,174	—	—	20,174
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(1)	(1)
Cash-flow Hedges	—	—	—	—	—	(192)	(192)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(193)	(193)
Issuance of common stock	22,497	—	16	—	—	—	16
Purchase of treasury stock (793,754 shares)	—	—	(23,845)	—	(8)	—	(23,853)
Stock-based compensation	—	—	2,762	—	—	—	2,762
Balance at March 31, 2019	30,578,212	306	213,632	207,993	(20)	(2,667)	419,244

Net Income	—	—	—	15,346	—	—	15,346
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	4	4
Cash-flow Hedges	—	—	—	—	—	(429)	(429)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(425)	(425)
Issuance of common stock	13,260	—	—	—	—	—	—
Purchase of treasury stock (578,045 shares)	—	—	(16,408)	—	(6)	—	(16,414)
Stock-based compensation	—	—	2,812	—	—	—	2,812
Balance at June 30, 2019	30,591,472	306	200,036	223,339	(26)	(3,092)	420,563

Net Income	—	—	—	7,921	—	—	7,921
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(20)	(20)
Cash-flow Hedges	—	—	—	—	—	(439)	(439)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(459)	(459)
Issuance of common stock	9,236	—	—	—	—	—	—
Purchase of treasury stock (537,033 shares)	—	—	(12,795)	—	(5)	—	(12,800)
Stock-based compensation	—	—	2,001	—	—	—	2,001
Balance at September 30, 2019	30,600,708	$306	$189,242	$231,260	$(31)	$(3,551)	$417,226

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2017	30,482,966	$305	$263,081	$121,985	$—	$(9,046)	$376,325
Net Income	—	—	—	11,593	—	—	11,593
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(1)	(1)
Cash-flow Hedges	—	—	—	—	—	—	—
Pension obligation adjustments	—	—	—	(410)	—	410	—
Other comprehensive income (loss), net of tax	—	—	—	(410)	—	409	(1)
Issuance of common stock	25,356						—
Purchase of treasury stock (8,995 shares)	—	—	(370)	—	—	—	(370)
Stock-based compensation	—	—	2,281	—	—	—	2,281
Balance at March 31, 2018	30,508,322	305	264,992	133,168	—	(8,637)	389,828

Net Income	—	—	—	28,410	—	—	28,410
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(17)	(17)
Cash-flow Hedges	—	—	—	—	—	—	—
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(17)	(17)
Issuance of common stock	16,416	—	—	—	—	—	—
Purchase of treasury stock (70,107 shares)	—	—	(2,742)	—	(1)	—	(2,743)
Stock-based compensation	—	—	2,599	—	—	—	2,599
Balance at June 30, 2018	30,524,738	305	264,849	161,578	(1)	(8,654)	418,077

Net Income	—	—	—	5,480	—	—	5,480
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(8)	(8)
Cash-flow Hedges	—	—	—	—	—	—	—
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(8)	(8)
Issuance of common stock	30,977	1	—	—	—	—	1
Purchase of treasury stock (485,145 shares)	—	—	(17,326)	—	(5)	—	(17,331)
Stock-based compensation	—	—	2,626	—	—	—	2,626
Balance at September 30, 2018	30,555,715	$306	$250,149	$167,058	$(6)	$(8,662)	$408,845

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2019, and its results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The Condensed Consolidated Balance Sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2019 and 2018 were September 28, 2019 and September 29, 2018, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at September 30, 2019 and December 31, 2018 aggregated $5.4 million and $7.7 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.
The Company submitted a business interruption insurance claim related to the first quarter 2018 weather event and recorded a benefit of $6.6 million and $2.3 million to Cost of goods sold in the first and second quarters of 2019, respectively. The business interruption claim was closed during the second quarter of 2019 with a total recorded benefit of approximately of $12 million.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

As of September 30, 2019, the Company had repurchased 3,089,762 shares of common stock for an aggregate of $90.4 million at a weighted average market price of $29.26 per share. As of September 30, 2019, $59.6 million remained available for share repurchases under the current authorization.

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

We have implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact to our Condensed Consolidated Balance Sheet but did not have a significant impact in the recognition, measurement or presentation of lease expenses within the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of right-of-use (“ROU”) assets and liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See "Note 8. Leases" for further information.

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in more than 40 countries and across a wide variety of industries. For the three months ended September 30, 2019 and 2018, the Company's ten largest customers accounted for approximately 51% and 48% of total sales, respectively. For the nine months ended September 30, 2019 and 2018, the Company's ten largest customers accounted for approximately 47% and 45% of total sales, respectively.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

We typically sell to customers under master service agreements, with one- to two-year terms on average, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. (“Shaw”), one of the world's largest consumers of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. For the three months ended September 30, 2019 and 2018, our sales to Shaw were 23% and 22%, respectively, of our total sales. For the nine months ended September 30, 2019 and 2018, our sales to Shaw were 21% and 22%, respectively, of our total sales.

Each of the Company’s product lines represented the following approximate percentage of total sales for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Nylon	25%	28%	28%	28%
Caprolactam	26%	18%	22%	18%
Ammonium Sulfate Fertilizers	20%	19%	23%	20%
Chemical Intermediates	29%	35%	27%	34%
	100%	100%	100%	100%

The Company's revenues by geographic area for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$250,056	$306,050	$797,249	$946,195
International	60,577	62,603	173,494	182,155
Total	$310,633	$368,653	$970,743	$1,128,350

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the nine months ended September 30, 2019:

Opening balance January 1, 2019	$22,556
Additions to deferred revenues	1,083
Less amounts recognized in revenues	(21,691)
Ending balance September 30, 2019	$1,948
The Company expects to recognize as revenue the September 30, 2019 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three and nine months ended September 30, 2019 and 2018 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic
Net Income	$7,921	$5,480	$43,441	$45,483
Weighted average common shares outstanding	27,608,985	30,160,991	28,192,760	30,375,873
EPS – Basic	$0.29	$0.18	$1.54	$1.50
Diluted
Dilutive effect of equity awards and other stock-based holdings	972,466	822,843	971,264	813,767
Weighted average common shares outstanding	28,581,451	30,983,834	29,164,024	31,189,640
EPS – Diluted	$0.28	$0.18	$1.49	$1.46

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents (which includes units allocated to the AdvanSix stock unit fund under the AdvanSix Inc. Deferred Compensation Plan) using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options and stock equivalents	658,327	135,535	509,401	130,535

5. Accounts and Other Receivables – Net

	September 30, 2019	December 31, 2018
Accounts receivables	$108,832	$166,017
Other	2,320	1,716
Total accounts and other receivables	111,152	167,733
Less – allowance for doubtful accounts	(1,860)	(7,467)
Total accounts and other receivables – net	$109,292	$160,266

The decrease in Total accounts and other receivables – net at September 30, 2019 versus December 31, 2018 was due primarily to lower sales and increased collections related to a trade receivables discount arrangement with a third-party financial institution. The change in the allowance for doubtful accounts relates primarily to an accounts receivable write-off of approximately $5.1 million related to a customer bankruptcy as previously reported in the 2018 Form 10-K.

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	September 30, 2019	December 31, 2018
Raw materials	$46,714	$55,002
Work in progress	65,146	46,728
Finished goods	57,558	39,368
Spares and other	24,618	24,555
	194,036	165,653
Reduction to LIFO cost basis	(31,557)	(28,471)
Total inventories – net	$162,479	$137,182

The increase in Total inventories – net at September 30, 2019 compared to the balance at December 31, 2018 was due primarily to increased Work in progress and Finished goods inventory due to sales timing, product mix and buffer inventory build ahead of the Company's planned fourth quarter 2019 turnaround partially offset by lower levels of Raw materials driven by the timing of cumene deliveries.

7. Postretirement Benefit Cost

The components of Net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$1,714	$2,001	$5,141	$6,004
Interest cost	521	469	1,563	1,407
Expected return on plan assets	(334)	(287)	(1,002)	(862)
Net periodic benefit cost	$1,901	$2,183	$5,702	$6,549

The Company made contributions to the defined benefit pension plan of $4.2 million during the nine months ended September 30, 2019 sufficient to satisfy pension funding requirements for 2019 under the AdvanSix Retirement Earnings Plan. The Company made contributions of $0 in the first quarter of 2019, $0.5 million in the second quarter of 2019 and $3.7 million in the third quarter of 2019. The Company does not plan to make additional pension plan contributions during the fourth quarter of 2019, but plans to make additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

8. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities – short-term, and Operating lease liabilities – long-term in our Condensed Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment – net, Accounts payable, and Other liabilities in our Condensed Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease and, when it is reasonably certain that such an option will be exercised, it is included in the determination of the corresponding assets and

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

liabilities. Short-term leases are not recognized on our unaudited Condensed Consolidated Balance Sheets. Lease expense for all lease payments is recognized on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use asset	$172	$477
Interest on lease liabilities	18	52
Total finance lease cost	190	529
Operating lease cost	9,874	25,375
Short-term lease cost	2,527	10,924
Total lease cost	$12,591	$36,828

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,089
Operating cash flows from finance leases	48
Financing cash flows from finance leases	4,656
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	38,324
Finance leases	872

Supplemental balance sheet information related to leases was as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$136,122
Operating lease liabilities – short term	35,656
Operating lease liabilities – long term	100,752
Total operating lease liabilities	$136,408
Finance Leases
Property, plant and equipment – gross	$2,633
Accumulated depreciation	(1,206)
Property, plant and equipment – net	$1,427
Accounts payable	676
Other liabilities	768
Total finance lease liabilities	$1,444
Weighted Average Remaining Lease Term
Operating leases	9.2 years
Finance leases	2.3 years
Weighted Average Discount Rate
Operating leases	5.75%
Finance leases	4.87%

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

Maturities of lease liabilities were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Year Ending December 31,	Operating Leases	Finance Leases
2019 (remainder)	$10,987	$194
2020	41,576	708
2021	29,838	472
2022	20,578	151
2023	12,391	—
Thereafter	70,375	—
Total lease payments	185,745	1,525
Less imputed interest	(49,337)	(81)
Total	$136,408	$1,444

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments for leases having initial or remaining non-cancellable lease terms in excess of one year were as follows:

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

10. Income Taxes

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The provision for income taxes was $1.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. The provision for income taxes was $13.6 million and $13.4 million for the nine months ended September 30, 2019 and 2018, respectively.

In the current period, the Company recorded an income tax benefit of $0.9 million in connection with the filing of the 2018 U.S. federal income tax return primarily attributable to additional research tax credits claimed in 2018. This resulted in a 9.9% and 1.6% decrease to the Company’s effective tax rate for the three and nine months ended September 30, 2019, respectively. In the period ended September 30, 2018, the Company recorded a net $1.0 million income tax benefit in connection with the filing of the 2017 U.S. federal income tax return and the accounting under ASC 740 (Staff Accounting Bulletin No. 118) for the Tax Cuts and Jobs Act ("Tax Act") . These adjustments resulted in a 18.2% and 1.8% decrease to the Company’s effective tax rate for the three and nine months ended September 30, 2018, respectively.

11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During the fourth quarter of 2018, the Company acquired a royalty stream which has been treated as an asset acquisition. The purchase price of the royalty stream for $1.0 million approximated its fair value at December 31, 2018 and is considered a Level 3 asset. The fair value measurement is based on the expected future cash flows and, as there is no reason to believe that the asset is impaired, it is assumed that the valuation remains unchanged at September 30, 2019. In November 2018 and July 2019, the Company entered into two interest rate swap transactions related to its credit agreement. The fair value of the interest rate swaps at September 30, 2019 was a loss of approximately $2.2 million and is considered a Level 2 liability.

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

12. Derivative and Hedging Instruments

The specific credit and market, commodity price and interest rate risks to which the Company is exposed in connection with its ongoing business operations are described below. This discussion includes an explanation of the hedging instrument, interest rate swap agreements, used to manage the Company’s interest rate risk associated with a fixed and floating-rate borrowing.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

single customer. Although the Company did not have any customers accounting for a significant percentage of trade Accounts receivable - net at September 30, 2019, one customer accounted for approximately 22% of trade Accounts receivable – net at December 31, 2018.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At September 30, 2019 and 2018, we had no financial contracts related to forward commodity agreements.

Interest Rate Risk Management – The Company has entered into two interest rate swap agreements for a total notional amount of $100 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. These interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. In accordance with FASB Accounting Standards Codification (“ASC”) ASC 815, the Company designated the interest rate swaps as cash flow hedges of floating-rate borrowings. The interest rate swaps convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. These interest rate swaps involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the interest rate swap without an exchange of the underlying principal amount.

	Liability Derivatives
	September 30, 2019		December 31, 2018

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	(2,246)	Accrued liabilities and Other liabilities	(833)

Total Derivatives		$(2,246)		$(833)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

September 30, 2019
Loss on derivative instruments included in Accumulated other comprehensive income at December 31, 2018	$(833)
Fair value adjustment	(1,413)
Loss on derivative instruments included in Accumulated other comprehensive income at September 30, 2019	$(2,246)

At September 30, 2019, the Company expects to reclassify approximately $0.9 million of net losses on derivative instruments from Accumulated other comprehensive income to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

13. Restructuring

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts to improve the Company’s competitive position in providing quality film products and services to its customers. The Company also announced a strategic alliance with Oben Holding Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry, leveraging the Company's sales channels and Nylon 6 supply with Oben's new state-of-the-art manufacturing facility. The Company ceased operations at the Pottsville, Pennsylvania plant in July 2019.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Restructuring costs consist of long-lived asset impairments, facility exit costs, employee separations and inventory write-downs. Facility exit costs include demolition, equipment relocation, contract terminations and project management costs. These costs are included in Cost of goods sold in the Condensed Consolidated Statements of Operations. The Company recorded a restructuring charge of $12.6 million in the second quarter of 2019 and does not expect to incur any additional restructuring charges related to the closure of its films plant.

Restructuring costs for the nine months ended September 30, 2019 were as follows:

Nine Months Ended September 30, 2019
Write-off of equipment and facility	$7,131
Facility exit costs	2,686
Employee separations	1,364
Inventory write-downs	1,442
Total restructuring charges	$12,623

The following table summarizes the components of restructuring activities and the remaining balances of accrued restructuring charges as of September 30, 2019:

	Employee Separation Benefits	Facility Exit Costs	Total
Accrual balance at December 31, 2018	$—	$—	$—
Charges	1,364	2,686	4,050
Cash payments	(1,364)	(103)	(1,467)
Accrual balance at September 30, 2019	$—	$2,583	$2,583

The balance of accrued restructuring charges is expected to be settled within the next twelve months.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, and natural disasters; price fluctuations and supply of raw materials; our operations requiring substantial capital; general economic and financial conditions in the U.S. and globally; growth rates and cyclicality of the industries we serve including global changes in supply and demand; risks associated with our indebtedness including with respect to restrictive covenants; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties; cybersecurity and data privacy incidents; failure to maintain effective internal controls; disruptions in transportation and logistics; our inability to achieve some or all of the anticipated benefits of our spin-off including uncertainty regarding qualification for expected tax treatment; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2018 Form 10-K and subsequent filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

Recent Developments

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts to improve the Company’s competitive position in providing quality film products and services to its customers. The Company has also announced a strategic alliance with Oben Holdings Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry, leveraging the Company's sales channels and Nylon 6 resin supply with Oben's new state-of-the-art manufacturing facility. The Company ceased operations at the Pottsville, Pennsylvania plant in July 2019. We recognized a restructuring charge of $12.6 million during the second quarter of 2019 and do not expect to incur any additional restructuring charges related to the closure. See “Note 13. Restructuring” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

On February 19, 2019, the Company announced that it filed anti-dumping duty petitions covering imports of acetone with the International Trade Commission (“ITC”) and U.S. Department of Commerce. The petitions allege that dumped acetone imports into the United States from Belgium, Korea, Saudi Arabia, Singapore, South Africa, and Spain have caused material injury to the domestic industry. On April 4, 2019, the ITC voted to continue the anti-dumping duty investigations concerning imports of acetone from all such nations other than Saudi Arabia. During the third quarter of 2019, the U.S. Department of Commerce announced its preliminary affirmative determination regarding anti-dumping duties for Singapore, Spain, Belgium, South Africa and South Korea. The Company expects the full investigation process to be completed during the first quarter of 2020.

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

2019 Operational Events

On March 11, 2019, the Company announced that it declared force majeure on its phenol product line as a result of shortages and delivery delays of its key raw material, cumene. The Company's cumene deliveries were reduced due to weather related logistics disruptions in the Gulf Coast area and supplier operational constraints. As a result of this force majeure event, phenol production at the Company's Frankford, Pennsylvania facility and caprolactam production at its Hopewell, Virginia facility were reduced. The Company incurred an approximately $6.9 million unfavorable impact to pre-tax income in the first quarter of 2019, including the unfavorable impact of fixed cost absorption and incremental logistics costs. In addition, the Company incurred an approximately $1.4 million unfavorable impact to pre-tax income in the first quarter of 2019 and an approximately $2.3 million unfavorable impact to pre-tax income in the second quarter of 2019 due to lost sales. The Company is no longer on force majeure with phenol customers.

On June 24, 2019, the Company announced that it was assessing the potential business impact of the fire that occurred at Philadelphia Energy Solutions' (“PES”) refinery in Philadelphia. PES is one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. The Company continues to operate its facilities while implementing its mitigation plans, including evaluation of business interruption insurance. The PES fire did not have a material impact on second quarter 2019 financial results. The Company incurred an approximately $4.3 million unfavorable impact to pre-tax income in the third quarter of 2019 and anticipates an approximately $4 to $6 million unfavorable impact to pre-tax income in the fourth quarter of 2019, including incremental raw material and logistics costs as well as a modest unfavorable impact from fixed cost absorption. The Company continues to assess long-term optionality for cumene supply and logistics, while optimizing expected base feedstock and logistics cost increases as it realigns its supply chain into 2020. The Company anticipates an approximately $10 to $15 million unfavorable impact to pre-tax income in 2020.

2018 Operational Events

On January 17, 2018, the Company announced that it had experienced a temporary production issue at its Hopewell, Virginia facility related to the severe winter weather. As a result of this unplanned interruption, caprolactam and resin production had been reduced at the Hopewell and Chesterfield, Virginia facilities. The Company incurred a $20 million unfavorable impact to pre-tax income in the first quarter of 2018 including the impact of fixed cost absorption, maintenance expense and incremental raw material costs. In addition, the Company incurred an approximately $10 million unfavorable impact to pre-tax income in the first quarter of 2018 due to lost sales. The Company submitted a business interruption insurance claim related to the first quarter 2018 weather event and recorded a benefit of $6.6 million and $2.3 million to Cost of goods sold in the first and second quarters of 2019, respectively. The business interruption claim was closed in the second quarter of 2019 with a total recorded benefit of approximately $12 million.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$310,633	$368,653	$970,743	$1,128,350
% change compared with prior year period	(15.7)%		(14.0)%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Volume	(2.1)%	(3.6)%
Price	(13.6)%	(10.4)%
	(15.7)%	(14.0)%

Sales decreased in the three months ended September 30, 2019 compared to the prior year period by $58.0 million (approximately 16%) due primarily to lower sales prices (approximately 14%) driven by formula-based pass-through pricing (approximately 11% unfavorable impact), particularly for benzene and propylene (inputs to cumene which is a key feedstock material for our products) and market-based pricing decreases (approximately 3% unfavorable impact) in acetone and nylon. Volume decreased by approximately 2% due to unfavorable mix across our nylon and ammonium sulfate product lines, driven in part by operational performance, and continued challenging industry conditions in chemical intermediates, partially offset by improved caprolactam volume due to stronger utilization rates and the larger planned plant turnaround in the prior year period.

Sales decreased in the nine months ended September 30, 2019 compared to the prior year period by $157.6 million (approximately 14%) due primarily to lower sales prices (approximately 10%) driven by formula-based pass-through pricing, particularly for benzene and propylene. Market-based pricing was nearly flat due primarily to increases in ammonium sulfate offset by decreases in acetone. Volume decreased by approximately 4% due primarily to the phenol force majeure discussed above, challenging acetone industry conditions, unfavorable mix across our nylon and ammonium sulfate product lines, driven in part by operational performance, partially offset by improved caprolactam volume due to stronger utilization rates and the larger planned plant turnaround in the prior period.

Costs of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Costs of goods sold	$280,123	$343,434	$850,131	$1,007,712
% change compared with prior year period	(18.4)%		(15.6)%
Gross Margin percentage	9.8%	6.8%	12.4%	10.7%

Costs of goods sold decreased in the three months ended September 30, 2019 compared to the prior year period by $63.3 million (approximately 18%) due primarily to (i) lower prices of raw materials, particularly benzene and propylene (approximately 14%) and (ii) higher spend in the prior year driven by the larger planned plant turnaround in the third quarter of 2018 (approximately 7%). These decreases were partially offset by (i) the impact of operational performance in the third quarter of 2019, including fixed cost absorption and unfavorable product mix (approximately 2%) and (ii) the PES cumene supply impact discussed above (approximately 1%).

Costs of goods sold decreased in the nine months ended September 30, 2019 compared to the prior year period by $157.6 million (approximately 16%) due primarily to (i) lower prices of raw materials, particularly benzene and propylene (approximately 13%), (ii) higher spend in the prior year driven by the timing of planned plant turnarounds (approximately 3%), and (iii) lower manufacturing costs versus higher spend in the prior year as a result of the first quarter 2018 weather event, including purchases of feedstocks which are normally manufactured by the Company (approximately 2%), partially offset by the restructuring charge associated with the closure of our Pottsville films plant (approximately 1%).

Gross margin percentage increased by approximately 3% in the three months ended September 30, 2019 compared to the prior year period due primarily to higher spend in the prior year driven by the larger planned plant turnaround in the third quarter of 2018 (approximately 8%), partially offset by (i) the impact of operational performance, including fixed cost absorption and unfavorable mix across product lines (approximately 4%) and (ii) the PES cumene supply impact discussed above (approximately 1%). The impact of formula pass-through pricing and market pricing had approximately a net neutral impact on gross margin percentage.

Gross margin percentage increased by approximately 2% in the nine months ended September 30, 2019 compared to the prior year period due to (i) higher spend in the prior year driven by the timing of planned plant turnarounds (approximately 3%), (ii) the favorable impact of lower raw material pricing (approximately 2%) and (iii) lower manufacturing costs versus the impact of the first quarter 2018 weather event (approximately 2%), partially offset by (i) lower sales volume related to challenging industry conditions and phenol force majeure (approximately 4%) and (ii) Pottsville restructuring charge (approximately 1%).

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative expenses	$19,261	$18,057	$58,683	$55,189
Percent of sales	6.2%	4.9%	6.0%	4.9%

Selling, general and administrative expenses increased by $1.2 million in the three months ended September 30, 2019 compared to the prior period due primarily to the timing of IT costs as well as higher legal costs driven by the anti-dumping duty petitions.

Selling, general and administrative expenses increased by $3.5 million in the nine months ended September 30, 2019 compared to the prior period due primarily to the timing of IT costs as well as higher legal costs driven by the anti-dumping duty petitions, partially offset by lower costs associated with the exit of Honeywell transition services in 2018.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tax expense	$1,513	$229	$13,617	$13,385
Effective tax rate	16.0%	4.0%	23.9%	22.7%

The Company’s effective tax rate for the three months ended September 30, 2019 was lower compared to the U.S. federal statutory rate, due primarily to additional research tax credits claimed on the Company's 2018 U.S. federal income tax return affecting the current period results, partially offset by state taxes and executive compensation deduction limitations. The Company’s effective tax rate for the three months ended September 30, 2018 was lower compared to the U.S. federal statutory rate, due primarily to the accounting under ASC 740 for the Tax Act and adjustments resulting from the filing of the 2017 U.S. federal income tax return, partially offset by state taxes. The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was higher compared to the U.S. federal statutory rate due primarily to state taxes and executive compensation deduction limitations partially offset by research tax credits and tax benefits associated with return-to-provision adjustments.

The Company’s effective tax rate for the three months ended September 30, 2019 was higher than the prior year due primarily to the tax benefit associated with accounting under ASC 740 (Staff Accounting Bulletin No 118) for the Tax Act recorded in the period ended September 30, 2018. The Company’s effective tax rate for the nine months ended September 30, 2019 was higher than the prior year due primarily to an increase in expected non-deductible executive compensation amounts, and a decrease in the benefits from the vesting of restricted stock units, partially offset by additional research tax credits referenced above (see Note 10. Income Taxes).

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$7,921	$5,480	$43,441	$45,483

As a result of the factors described above, Net income was $7.9 million and $43.4 million for the three and nine months ended September 30, 2019 as compared to $5.5 million and $45.5 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin, and EBITDA and EBITDA Margin excluding the one-time Pottsville restructuring charges, to their most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$7,921	$5,480	$43,441	$45,483
Interest expense, net	1,293	1,270	3,727	5,958
Income taxes	1,513	229	13,617	13,385
Depreciation and amortization	14,222	12,992	42,094	38,905
EBITDA (non-GAAP)	24,949	19,971	102,879	103,731
One-time Pottsville restructuring charges (1)	—	—	12,623	—
EBITDA excluding one-time Pottsville restructuring charges (non-GAAP)	$24,949	$19,971	$115,502	$103,731

Sales	$310,633	$368,653	$970,743	$1,128,350

EBITDA margin (non-GAAP)	8.0%	5.4%	10.6%	9.2%

EBITDA margin excluding one-time Pottsville restructuring charges (non-GAAP)	8.0%	5.4%	11.9%	9.2%

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

The Company made contributions to the defined benefit pension plan of $4.2 million during the nine months ended September 30, 2019 sufficient to satisfy pension funding requirements for 2019 under the AdvanSix Retirement Earnings Plan. The Company made contributions of $0 in the first quarter of 2019, $0.5 million in the second quarter of 2019 and $3.7 million in the third quarter of 2019. The Company does not plan to make pension plan contributions during the fourth quarter of 2019, but plans to make additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

As of September 30, 2019, the Company had repurchased 3,089,762 shares of common stock for an aggregate of $90.4 million at a weighted average market price of $29.26 per share. As of September 30, 2019, $59.6 million remained available for repurchase under the current authorization. During the period from October 1, 2019 through October 25, 2019, no additional shares were repurchased under the currently authorized repurchase program. On October 3, 2019, the Company withheld 388,530 shares covering tax withholding obligations in connection with the vesting of founders' grant equity awards for an aggregate purchase amount of approximately $9.1 million, reducing the number of shares outstanding.

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

The Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at September 30, 2019. As of September 30, 2019, $158 million is available for use out of the total of $425 million under the Revolving Credit Facility.

As of December 31, 2018, we had a balance of $200 million under the Revolving Credit Facility. During the first nine months of 2019, we borrowed an incremental net amount of $66 million to bring the balance under the Revolving Credit Facility to $266 million as of September 30, 2019. Going forward, we expect that cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Nine Months Ended September 30,
	2019	2018
Cash provided by (used for):
Operating activities	$100,536	$127,735
Investing activities	(108,589)	(74,306)
Financing activities	8,293	(88,655)
Net change in cash and cash equivalents	$240	$(35,226)

Cash provided by operating activities decreased by $27.2 million for the nine months ended September 30, 2019 versus the prior year period due primarily to a $9.1 million reduction in cash flow from working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income and customer advances) for the first nine months ended September 30, 2019 versus a $35.5 million improvement in the prior year period, partially offset by a favorable impact from the timing of cash payments on Accrued liabilities of $5.2 million versus the prior year period. The Pottsville restructuring charge had a minor impact on operational cash flows for the nine months ended September 30, 2019. See “Note 13. Restructuring” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

Cash used for investing activities increased by $34.3 million for the nine months ended September 30, 2019 versus the prior year period due to an increase in cash paid for capital expenditures.

Cash provided by financing activities increased by $96.9 million for the nine months ended September 30, 2019 versus the prior year period due to net borrowings of $66.0 million for the nine months ended September 30, 2019 compared to net repayments of $66.6 million during the prior year period, offset by $53.1 million in cash outflows for share repurchases during the nine months ended September 30, 2019 compared to $20.4 million in cash outflows during the prior year period, both of which are described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Nine Months Ended September 30, 2019
Capital expenditures in Accounts payable at December 31, 2018	$27,258
Purchases of property, plant and equipment	106,472
Less: Capital expenditures in Accounts payable at September 30, 2019	(27,344)
Cash paid for capital expenditures	$106,386

For the full year 2019, we expect the Company’s cash paid for capital expenditures to be approximately $150 million.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2018 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

The Company has entered into two interest rate swap agreements for a total notional amount of $100 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings.

These interest rate swaps had a fair value of zero at inception, were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. These interest rate swaps have been designated as cash flow hedges and convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of these interest rate swaps, approximately 38% of our total borrowings as of September 30, 2019 are at a fixed interest rate. These interest rate swaps involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the swaps without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of September 30, 2019, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at September 30, 2019, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the nine months ended September 30, 2019 would have resulted in an increase or decrease to our interest expense of approximately $0.4 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2019, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended September 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2019 (1)	226,011	$24.96	223,027	$66,730,746
August 2019	242,699	22.95	242,699	61,160,234
September 2019	68,323	23.10	68,323	59,581,679
Total	537,033	$23.82	534,049

(1) Total number of shares purchased includes 2,984 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards.

During the period from October 1, 2019 through October 25, 2019, no additional shares were repurchased under the currently authorized repurchase program. On October 3, 2019, the Company withheld 388,530 shares covering tax withholding obligations in connection with the vesting of founders’ grant equity awards for an aggregate purchase amount of approximately $9.1 million, reducing the number of shares outstanding.

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

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: November 1, 2019	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer