Form 10-K
period 2019-12-31
AdvanSix Inc.
filed 2020-02-21
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $683 million as of June 28, 2019. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the Registrant.

There were 27,914,777 shares of common stock outstanding at February 3, 2020.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 23, 2020.

PART I.

Item 1. Business

In this Annual Report on Form 10-K, unless the context otherwise dictates, “AdvanSix”, the “Company”, “we” or “our” means AdvanSix Inc. and its consolidated subsidiaries.

Corporate History

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

Description of Business

AdvanSix is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce fibers, filaments, engineered plastics and films that, in turn, are used in such end-products as carpets, automotive and electronic components, sports apparel, food packaging and other industrial applications. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced as part of our integrated manufacturing value chain including caprolactam, ammonium sulfate fertilizers, acetone and other chemical intermediates:

•Nylon – We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In addition, our Nylon 6 resin is used to produce nylon films which we sell to our customers primarily under the Capran® brand name.

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. In recent years, approximately 60% of the caprolactam we have produced at our facility in Hopewell, Virginia has been shipped to our facility in Chesterfield, Virginia where it has been polymerized into Aegis® Nylon 6 resins. We market and sell the caprolactam that is not consumed internally in Nylon 6 resin production to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of December 31, 2019.

•Ammonium Sulfate Fertilizer – Ammonium sulfate fertilizer is derived from the caprolactam manufacturing process. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of December 31, 2019. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

•Chemical Intermediates – We manufacture, market and sell a number of other chemical products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of adhesives, paints, coatings, solvents, herbicides and engineered plastic resins. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene (“AMS”), cyclohexanone, oximes (methyl ethyl ketoxime, acetaldehyde oxime and 2-pentanone oxime), cyclohexanol, sulfuric acid, ammonia and carbon dioxide.

Each of these product lines represented the following approximate percentage of total sales:

	Years Ended December 31,
	2019	2018	2017
Nylon	27%	28%	29%
Caprolactam	22%	19%	19%
Ammonium Sulfate Fertilizer	23%	20%	19%
Chemical Intermediates	28%	33%	33%
	100%	100%	100%

The following charts illustrate the distribution of our sales by product category and by region, measured by the destination of each sale, for the year ended December 31, 2019:

For information concerning revenues and assets by geographic region, see “Note 3. Revenue” to our Consolidated Financial Statements included in this Form 10-K, which is incorporated herein by reference.

Our manufacturing process is backward integrated. We use cumene, a chemical compound produced from benzene and propylene, to manufacture phenol, acetone and AMS at our Frankford, Pennsylvania plant. The majority of the phenol we manufacture is further processed at our Hopewell facility through an integrated series of unit operations, which also consume natural gas and sulfur, to produce caprolactam and ammonium sulfate. In recent years, approximately 60% of the caprolactam we have produced at our facility in Hopewell, Virginia has been shipped to our facility in Chesterfield, Virginia where it has been polymerized into Aegis® Nylon 6 resins. In July 2019, the Company ceased operations at its Pottsville, Pennsylvania films plant as part of its broader strategic efforts to improve the Company’s competitive position in providing quality film products and services to its customers. The Company also announced a strategic alliance with Oben Holding Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry, leveraging the Company's sales channels and Nylon 6 supply with Oben's new state-of-the-art manufacturing facility.

PRECURSOR	PLANT DETAILS			EXTERNAL SALES
Cumene	Frankford Plant	• Second largest producer of Phenol and Acetone in North America • Acquired in 2011 from Sunoco	Annual Capacity • 1.1 billion pounds Phenol • 680 million pounds Acetone	Phenol Acetone Alpha-Methylstyrene
	Phenol			
Sulfur Natural Gas	Hopewell Plant	• One of the world's largest single-site producers of Caprolactam • The world's largest single-site producer of Ammonium Sulfate Fertilizer	Annual Capacity • 795 million pounds Caprolactam • 3.3 billion pounds Ammonium Sulfate • 1.3 billion pounds Ammonia	Flake & Molten Caprolactam Sulf-N® Ammonium Sulfate Nadone® Cyclohexanone Naxol® Cyclohexanol Oximes Portfolio
	Caprolactam			
	Chesterfield Plant	• One of the world's largest sites for Nylon 6 production • Resins in wide range of viscosities and specifications	Annual Capacity • 440 million pounds Nylon 6 Resin	Aegis® Nylon 6 Resins Capran® Films through Oben Alliance

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

We serve approximately 400 customers globally located in more than 40 countries. For the years ended December 31, 2019, 2018 and 2017, we had sales of $1,297 million, $1,515 million and $1,475 million with net income of $41 million, $66 million and $147 million, respectively. For the years ended December 31, 2019, 2018 and 2017, our international sales were $240 million, $244 million and $286 million, respectively.

AdvanSix is a single operating segment and a single reportable segment, operating through three integrated U.S.-based manufacturing sites located in Frankford, Pennsylvania and Hopewell and Chesterfield, Virginia. The Company's headquarters is located in Parsippany, New Jersey.

Competitive Strengths

Low Cost Position Driven by Integrated Manufacturing Footprint, Large Scale, Favorable Geographical Location, and High Utilization Rates. Our backward integrated manufacturing facilities, scale, access to lower cost raw materials, and high plant utilization rates help us maintain our position as the world’s lowest cost producer of caprolactam. First, we are backward integrated into several key feedstock materials necessary to produce caprolactam, particularly phenol, ammonia and oleum/sulfuric acid, which we believe is a unique advantage in our industry. Backward integration contributes to higher operating margins by lowering raw material transportation, handling and storage costs. It also allows us to remain flexible, while optimizing sales from our diverse portfolio of products. Second, we operate one of the world’s largest single-site caprolactam and ammonium sulfate production facilities, which is a competitive advantage in our fragmented industry. Our scale provides operating leverage and the opportunity to achieve stronger business performance than our competitors in several ways. Most fundamentally, it enables us to spread fixed and overhead costs across more pounds of production, thereby enabling us to produce caprolactam at a lower per pound cost than our competitors, as well as benefiting our procurement activities for raw materials and services. We believe that our reputation as one of the world’s largest producers of caprolactam, Nylon 6 resin, ammonium sulfate, and associated chemical intermediates attracts potential new customers who seek greater stability with respect to their supply requirements. Third, the location of our manufacturing operations in the United States affords us access to the world’s lowest cost natural gas, which is a key raw material needed to manufacture the ammonia used in the production of caprolactam as well as the source of energy for our manufacturing operations. By contrast, a significant number of our competitors are in geographic locations where energy prices are substantially higher. Our footprint also provides access to a number of higher value end markets across our product lines. Finally, our long-term customer relationships and contracts enable us to maintain high plant utilization rates, which, along with our large scale, provide significant operating and purchasing leverage.

Diverse Revenue Sources from the Sale of Fertilizer, Acetone and Other Chemical Intermediates. Due to our specific chemical manufacturing processes, backward integration and scale, we produce ammonium sulfate fertilizer, acetone and a wide range of other chemical intermediates that enable us to diversify our revenue sources. Most significantly, for every pound of caprolactam produced, we produce approximately four pounds of ammonium sulfate, a fertilizer used by farmers around the world. For the past two decades, we have employed agronomists to educate growers and retailers in the Americas on the yield value of using ammonium sulfate fertilizer on key crops including corn, wheat, coffee, sugar, cotton and rice. Sales of ammonium sulfate in 2019 were $299 million and represented 23% of our total sales. We are among the most significant suppliers of acetone to a variety of end-markets in North America. Sales of acetone in 2019 were approximately $161 million and represented 12% of our total sales. In addition to fertilizer and acetone, other products from our manufacturing process include high-purity phenol, AMS, cyclohexanone, oximes, cyclohexanol, sulfuric acid, ammonia and carbon dioxide. The diversity of our sales portfolio helps to mitigate, to some extent, the cyclicality in our end-markets.

Global Reach. The global reach of our sales and marketing capabilities enables us to compete everywhere nylon resin, caprolactam, ammonium sulfate and chemical intermediates are consumed. In 2019, approximately 18% of our sales were outside the United States. Our freight and logistics capabilities and terminal locations position us well to serve global markets, including the dock and loading facility at our Hopewell facility which serves ocean-going dry-bulk freight vessels. Our global reach enables us to arbitrage geographic price variations to ensure we are receiving the highest value for our products.

Technical Know-How, Customer Intimacy and Application Development Capabilities. Intimate knowledge of our customers and end-market applications, combined with our technical know-how, enables us to develop differentiated products that are often valued higher by customers compared to commodity products. We have a Research and Development ("R&D") department consisting of scientists and engineers with degrees in polymer and chemical synthesis, catalysis and chemical engineering, who work not only on developing new products for nylon resins but also driving unique offerings for our chemical intermediates and ammonium sulfate customers. Our R&D team has expanded our capabilities to test and scale production of copolymer Nylon 6/66 resin, which is used in food packaging films and other applications. Our agronomists provide the latest scientific information on the importance of sulfur nutrition for crops and how to optimize the benefits of ammonium sulfate fertilizer to our global customers through a variety of channels including webinars, technical training sessions for retailers and direct grower meetings. Further, members of our technical marketing team, representing each of our major product lines, present at various industry events and conferences to demonstrate our breadth of product offerings and capabilities.

Business Strategies

Build on our Low Cost Leadership Position. Through our backward integration, size, access to low cost raw materials, and high utilization rates, we seek to expand operating margins by reducing our Nylon 6 resin, caprolactam, ammonium sulfate and other chemical intermediate production costs. Our focus on operational excellence and ongoing productivity improvements concentrate on the following:

•Increasing production volume through asset reliability, flexibility and capacity;
•Investing in intermediate chemical buffer storage capacity to mitigate the unfavorable impact of routine maintenance and unplanned interruptions;
•Energy and direct material initiatives aimed at increasing plant productivity and lowering costs; and
•Procurement processes, competitive bidding and supplier diversification to reduce raw material and indirect costs.

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

Selective Investments to Produce Higher Value Products. Over the past several years, we have invested in capabilities to increase the value of our product portfolio and meet customer specifications in certain high value industries including high-purity applications, high-value intermediates and differentiated nylon. We installed a production line at our Chesterfield facility that is capable of producing multiple grades of higher value Nylon 6 resin as well as copolymer Nylon 6/66 resin, both of which are used in engineered plastics for the automotive industry, films for food packaging, as well as other higher value applications. Although many of these products are still in early stages of development, we have had successes across the portfolio including our Nylon-based wire and cable offerings and our oximes-based EZ-Blox™ anti-skinning agent used in paints.

Use of Third-Party Manufacturers to Produce Higher Margin, AdvanSix-Developed Differentiated Products. We use our technical know-how and customer intimacy to develop products that blend our nylon resin with other types of nylon and non-nylon resin products and additives to produce higher value products. Where we do not have the in-house manufacturing capabilities to produce these products, we contract with third-parties to manufacture for us. Utilizing third-party manufacturing has enabled the Company to diversify away from certain commodity end-markets and, in some cases, explore new end-markets and applications with less risk.

Pursue a Highly-Selective Acquisition Strategy. We evaluate strategic acquisitions and alliances to supplement our organic sales by broadening our customer base, developing our technology and product portfolios, expanding our geographic reach and enhancing our cash flow profile and margin stability.

Industry Overview

Nylon and Caprolactam. According to Wood Mackenzie, estimated 2019 annual global demand for Nylon 6 resin was approximately 6,330 kMT, spanning a variety of end-uses such as textiles, engineered plastics, industrial filament, food and industrial films, and carpet. The market growth typically tracks global GDP growth but varies by end-use.

Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene and, depending on the manufacturing process utilized, natural gas and sulfur. The price of benzene is a key driver of caprolactam prices because it is the common chemical compound used in the petrochemical derivatives, such as phenol and cyclohexane, which are the key feedstock materials for caprolactam depending on the chosen manufacturing technology. As a result, the global prices for caprolactam typically track as a spread over the price of benzene. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although, to the extent Nylon 6 resin producers are able to manufacture differentiated nylon resin products, prices set above the spread are achievable.

The global market for Nylon 6 resin and caprolactam has undergone significant change over the past decade. Following a peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as Chinese manufacturers entered the market and increased global supply at a time when demand growth remained relatively stable. As a result of the increased capacity and competitive intensity, margins for Nylon 6 resin and caprolactam had been compressed over this period. In the second half of 2016, capacity reductions by our competitors occurred in North America and Europe improving supply / demand fundamentals in North America with continued dynamic conditions globally. Industry spreads had fluctuated near marginal producer cost, but, slowing global growth, soft end-market demand, and uncertain market sentiment pressured pricing and spreads throughout the second half of 2019.

Ammonium Sulfate. Ammonium sulfate fertilizer products are primarily sold in North and South America. Ammonium sulfate is used as a fertilizer providing the key nutrients of sulfur and nitrogen for major agricultural crops globally such as corn, wheat, coffee, sugar, cotton and rice. As of December 31, 2019, ammonium sulfate fertilizer accounts for approximately 5% of the global market for nitrogen fertilizer and over 40% of the global market for sulfur fertilizer. Global prices for ammonium sulfate are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Another global factor driving demand for ammonium sulfate fertilizer is general agriculture trends including acres planted, farmer profitability and the price of crops. Nitrogen pricing remained subdued in 2019 primarily due to the impact of weather on planted acres and continued historically low crop prices.

Chemical Intermediates. Chemical intermediates are used as key inputs for a variety of end-market products including construction materials, paints and coatings, packaging and consumer applications. The primary products are acetone, phenol, AMS and cyclohexanone. Acetone and phenol represent approximately 45% and 15%, respectively, of our chemical intermediates sales. The prices for our chemical intermediates generally correlate to the prices of their underlying raw materials and supply and demand dynamics; however, there are periods where prices can lag the increase or decrease in the underlying raw materials. In the United States, where we primarily sell our acetone, we have seen elevated levels of acetone imports over the past two years given high industry operating rates globally, which has pressured regional pricing and spreads. Imports have moderated throughout the second half of 2019, which has stabilized North American industry supply and demand into 2020. Supply and demand conditions for the remaining intermediates we sell are generally balanced or favorable.

Competition

Competition across our product offerings is based on a variety of factors including price, reliability of supply, product innovation, and quality. Other competitive factors include breadth of product line, R&D efforts and technical and managerial capability. While the competitive position of our individual products varies, we believe we are a significant competitor in each major product class. AdvanSix competes with integrated manufacturers, such as Highsun Group Holdings Ltd., BASF Corporation, Sinopec Limited, DOMO Chemicals GmbH, LANXESS AG and Ube Industries, Ltd. We also compete with manufacturers such as Li Peng Enterprise Co. Ltd. and Zig Sheng Industrial Co., Ltd. that produce only polymer resin; synthetic manufacturers of ammonium sulfate, such as Pasadena Commodities International and Nutrien Ltd.; and stand-alone phenol producers, such as Ineos and Altivia. A number of our products are sold in markets with many competitors, some of whom have substantial financial resources and significant technological capabilities. Additionally, our competitors include companies with global operations as well as those operating only within specific geographic regions.

Product Overview

Nylon

We manufacture our Nylon 6 resin in our Chesterfield plant. We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In addition, we sell our Nylon 6 resin to a nylon film producer from whom we purchase films to sell to our customers under the Capran® brand name. In 2019, our Nylon products generated $351 million of sales. In 2019, 2018 and 2017, Nylon sales were 27%, 28% and 29% of our total sales, respectively.

Caprolactam

We produce caprolactam, the key monomer used in the production of Nylon 6 resin, at our Hopewell plant using phenol produced at our Frankford plant and sulfur and natural gas obtained from third-party suppliers. In 2019, caprolactam generated $279 million of sales. In 2019, 2018 and 2017, caprolactam sales were 22%, 19% and 19% of our total sales, respectively.

Ammonium Sulfate

Ammonium sulfate fertilizer is produced simultaneously with caprolactam as part of our integrated caprolactam manufacturing process at our Hopewell plant. We manufacture this product in a ratio of approximately four pounds of ammonium sulfate to one pound of caprolactam. Our competitors typically produce approximately two pounds or less of ammonium sulfate for each pound of caprolactam. We target converting approximately 60% of the ammonium sulfate we produce in granular form. We sell ammonium sulfate under the brand name Sulf-N®, and in 2019, our ammonium sulfate products generated $299 million of sales. In 2019, 2018 and 2017, ammonium sulfate sales were 23%, 20% and 19% of our total sales, respectively.

Chemical Intermediates

We produce and sell chemical intermediates to a range of customers for use in many different types of end-products. In 2019, our chemical intermediates generated $368 million of sales, of which $287 million, or 78%, came from sales of acetone, phenol and cyclohexanone, and $81 million, or 22%, came from sales of our other chemical intermediates. In 2019, 2018 and 2017, sales of chemical intermediates were 28%, 33% and 33% of our total sales, respectively.

The phenol we produce at our Frankford plant is a key chemical intermediate used in our caprolactam manufacturing process. Approximately 80% of the phenol we produce is used in production of caprolactam and other chemical intermediates at Hopewell, and approximately 20% of our phenol is sold to customers for use in their product applications such as resins, epoxies and Bisphenol A.

All our acetone is sold to customers for use in end-products such as adhesives, paints, coatings, solvents, herbicides and engineered plastic resins. Acetone is typically used by our customers as a key raw material in the production of a variety of other chemicals which are then used in the applications listed above.

We also produce and sell AMS, cyclohexanone, oximes and cyclohexanol. We use some of these products in our manufacturing process and sell some to customers for use in end-products such as resins, inks, paints, coatings and agricultural chemical intermediates and electronic components.

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

Customers

Globally, we serve approximately 400 customers in a wide variety of industries located in more than 40 countries. In 2019, the Company's 10 largest customers accounted for approximately 47% of total sales. Our largest customer is Shaw Industries Group, Inc. ("Shaw"), one of the world’s largest consumers of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. Sales to Shaw were 22% of our total sales for each of the years ended December 31, 2019, 2018 and 2017. We typically sell to our other customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover.

Seasonality

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, but quarterly sales fluctuate based on the timing and length of the growing seasons in North and South America. North America ammonium sulfate prices are typically strongest during second quarter fertilizer application and then typically decline seasonally with new season fill in the third quarter. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

Backlog

In general, the Company does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Therefore, the Company believes that backlog information is not material to understanding its overall business and should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial return. We typically sell to customers under master services agreements, with primarily one-year terms, or by purchase orders. However, certain master services agreements (including with respect to our largest customer) may contain minimum purchase volumes which can be satisfied by the customer on a periodic basis by choosing from various products offered by the Company.

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

In 2019, we conducted R&D at technology centers with researchers at our site in Frankford, Pennsylvania and Colonial Heights, Virginia where we leased R&D space. In early 2020, our former Colonial Heights R&D facility is relocating to our AdvanSix site in Chesterfield enabling an improved configuration of our labs to drive productivity, increased connectivity with our resin manufacturing and more effective collaboration with customers.

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

In July 2013, a consent decree was finalized among the United States, the Commonwealth of Virginia and AdvanSix regarding alleged violations of the CAA and the air operating permit at our manufacturing facility in Hopewell, Virginia. On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of the previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company was notified during the first quarter of 2019 that the U.S. Attorney’s Office for the Eastern District of Virginia had closed its investigation and no further action by the Company was required. On May 13, 2019, the Company announced that the United States Government notified the Company that the balance of the criminal investigation concluded with no further action required.

Our business may be impacted by potential climate change legislation, regulation or international treaties or accords in the foreseeable future. We will continue to monitor emerging developments in this area.

Our accounting policy for environmental expenditures is discussed in “Note 2. Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements included in this Form 10-K. We continuously seek to improve our health, safety and environmental performance. We have expended funds to comply with environmental laws and regulations and expect to continue to do so.

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

See “Risk Factors – Extensive environmental, health and safety laws and regulations applicable to our operations, including initiatives related to discharges into the air and water, hazardous waste, sustainability, global warming and climate change, may result in substantial costs and unanticipated loss or liability, which could adversely affect our business, financial condition and results of operations” in Item 1A.

Employees

As of December 31, 2019, the Company employed approximately 1,520 people. Of this total, approximately 670 are salaried employees and approximately 850 are hourly employees. Approximately 735 employees are covered under collective bargaining agreements that expire between 2021 and 2024.

Information about our Executive Officers

The executive officers of AdvanSix, listed as follows, are appointed annually by the Board of Directors (the "Board"). Each of the individuals was first appointed as an executive officer in 2016, other than Mr. Blindenbach who joined AdvanSix and was appointed an executive officer in 2019.

There are no family relationships among them.

Name, Age	Position	Business Experience
Erin N. Kane, 42	Chief Executive Officer and Director	Prior to joining the Company, Ms. Kane served as vice president and general manager of Honeywell Resins and Chemicals since October 2014. She joined Honeywell in 2002 as a Six Sigma Blackbelt of Honeywell’s Specialty Materials business. In 2004, she was named product marketing manager of Honeywell’s Specialty Additives business. From 2006 until 2008, Ms. Kane served as global marketing manager of Honeywell’s Authentication Technologies business, and in 2008 she was named global marketing manager of Honeywell’s Resins and Chemicals business. In 2011, she was named business director of chemical intermediates of Honeywell’s Resins and Chemicals business. Prior to joining Honeywell, Ms. Kane held Six Sigma and process engineering positions at Elementis Specialties and Kvaerner Process. Ms. Kane serves on the Boards of Directors of AdvanSix Inc., the Chemours Company, the American Chemistry Council, and the AIChE. Ms. Kane brings to the Board her extensive leadership experience as well as knowledge of AdvanSix’s business, industry, health, safety and environmental processes, and operations.
Michael Preston, 48	Senior Vice President and Chief Financial Officer	Prior to joining the Company, Mr. Preston held various finance roles with Honeywell for over 15 years. Mr. Preston served as vice president and chief financial officer for Honeywell’s UOP division from 2013 to 2016. Prior to this role, Mr. Preston was vice president of business analysis & planning from 2012 to 2013. Mr. Preston also held several finance leadership roles within Honeywell, including chief financial officer of the Fluorine Products business, director of financial planning & analysis for the Performance Materials and Technologies segment, and director of business analysis & planning for Honeywell corporate. Mr. Preston began his career with Honeywell in September of 2001 as manager of investor relations. Prior to joining Honeywell, he spent seven years in investor relations consulting. Mr. Preston is a Chartered Financial Analyst (CFA) Charterholder and is a member of the CFA Institute and CFA Society New York.
John M. Quitmeyer, 69	Senior Vice President, General Counsel and Corporate Secretary	Prior to joining the Company, Mr. Quitmeyer served as vice president and general counsel of Honeywell’s Automation and Control Solutions strategic business group since 2005. He joined Honeywell in 1997 as general counsel of Honeywell’s safety restraint business. From 1997 until 1998, Mr. Quitmeyer served as general counsel of Honeywell’s automotive products group. From 1998 until 2000, Mr. Quitmeyer served as general counsel of Honeywell’s consumer products group. From 2000 until 2002, Mr. Quitmeyer was Honeywell’s chief litigation counsel. From 2002 until 2005, Mr. Quitmeyer served as general counsel of Honeywell’s Specialty Materials business. Prior to joining Honeywell, Mr. Quitmeyer was a litigation partner at Rogers & Wells.

Jonathan Bellamy, 54	Senior Vice President and Chief Human Resources Officer	Prior to joining the Company, Mr. Bellamy served as vice president of human resources of the Defense and Space business of Honeywell’s Aerospace division since 2015. He joined Honeywell in 1997 as human resources manager of the Turbo Technologies division. From March 2000 until February 2003, Mr. Bellamy served as human resources manager, then regional human resources director of Honeywell’s Turbo Technologies division. From February 2003 until December 2004, he served as director of human resources of Honeywell Transportation Systems, Asia. From December 2004 until November 2005, Mr. Bellamy served as global human resources director of Honeywell’s Friction Materials division. From November 2005 until July 2010, Mr. Bellamy served as corporate human resources director. From 2010 to 2015, he was vice president of human resources of Honeywell UOP. Prior to joining Honeywell, Mr. Bellamy held human resources and operations positions at BTR Brook Hansen and N.S.K./RHP Bearings.
Christopher Gramm, 50	Vice President, Controller	Prior to joining the Company, Mr. Gramm served as vice president and controller of the aerospace and corporate government compliance divisions at Honeywell. From August 2014 to November 2015, Mr. Gramm served as vice president of finance for the integrated supply chain of the aerospace division at Honeywell. Beginning in March 2011, he was vice president and controller of the aerospace division at Honeywell. Over the course of the period from 1997 to March 2011, Mr. Gramm held several positions at Honeywell, including controller and chief financial officer of various divisions focused on areas including specialty materials and resins and chemicals. He joined Honeywell in 1997 as a senior staff accountant. Before joining Honeywell, Mr. Gramm was a manager at Corning Life Sciences.
Willem L. Blindenbach, 51	Vice President, Integrated Supply Chain	Prior to joining the Company, Mr. Blindenbach served as Vice President of Mobil International Company Operations Manager, EMEA since 2018. He joined ExxonMobil in 1994 and has served in several roles with increasing responsibility including Sales Engineer, Technical Support Supervisor, Pernis Plant Operations Manager, Europe Project Advisor, Europe Supply Manager, and Global Operations Project Advisor. From 2006 to 2007, he served as Executive Advisor to the President of ExxonMobil Lubes and Fuels. From 2007 to 2009, Mr. Blindenbach served as Manager, Supply and Distribution for EMEA. From 2010 to 2011, he served as Vice President, ExxonMobil Lubricants, Trading and Supply Manager, Global Basestocks. From 2011 to 2012, he served a Manager of Global Product Integrity. From 2012 to 2013, he served as Project Executive. From 2013 to 2014, he served as Manager of Midstream Business. From 2014 through 2017, he served as Manager, Manufacturing, Lubes, Americas.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.AdvanSix.com) under the heading Investors (see SEC filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2020 Annual Meeting of Stockholders, which will also be available free of charge on our website. Information contained on, or that may be accessed through, our website does not and will not constitute part of this Form 10-K. Our filings with the SEC are also available on the SEC website at www.sec.gov.

We are a Delaware corporation that was incorporated on May 4, 2016. Our principal executive offices are located at 300 Kimball Drive, Suite 101, Parsippany, NJ 07054. Our telephone number is (973) 526-1800. Our website address is www.AdvanSix.com.

Item 1A. Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other parts of this Form 10-K regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, words such as “anticipate,” “believe,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. They are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties that can affect our performance in both the near- and long-term. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed below. These factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K.

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

Our business, financial condition and results of operations could be adversely affected by difficult global economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. Adverse events affecting the health of the economy, including sovereign debt and economic crises, terrorism, rising protectionism, trade conflict including import and export restrictions, tariffs and other trade barriers or retaliatory actions, pandemics and the threat of war, could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets which may affect us and our customers. For example:

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

The industries in which we operate experience cyclicality which can cause significant fluctuations in our cash flows and may adversely affect our business, financial condition and results of operations.

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

Any significant unplanned downtime or material disruption impacting any of our production facilities or logistics operations, or any third party on which we rely, may adversely affect our business, financial condition and results of operations.

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

Our production facilities and logistics operations are also subject to the risk of catastrophic loss and material disruptions due to unanticipated events, such as unexpected repairs or other operational and logistical problems, severe weather conditions, personal injury or major accidents, prolonged power failures, chemical spills, fires, explosions, acts of terrorism, earthquakes, pandemics or other natural disasters, that we or a third party on which we rely may experience. While we seek to mitigate our risk of unplanned interruptions, we have experienced such unplanned interruptions in the past with respect to both our operations and the operations of third parties as described in our periodic reports filed with the SEC, and there is no assurance that we or other third parties on which we rely will not experience unplanned interruptions in the future. Depending on the nature, extent and length of any operational interruption from any such event, the results could adversely affect our business, financial condition and results of operations.

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

Our operations and growth projects require substantial capital and we may not be able to obtain additional capital that we need in the future on favorable terms or at all.

Our industry is capital intensive, and we may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, satisfy regulatory and environmental compliance obligations, implement further marketing and sales activities, fund ongoing R&D activities, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology, new products and R&D projects and the status and timing of these developments. Our capital projects and other growth investments may have lengthy deadlines during which market conditions may deteriorate between the capital expenditure’s approval date and the conclusion of the project, negatively impacting projected returns on our investments. Delays or cost increases related to capital and other spending programs, including those relating to plant improvements and development of new technologies, could materially adversely affect our ability to achieve forecasted operating results. In addition, we may need to seek additional capital in the future, and debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we raise funds through the issuance of additional common equity, ownership in AdvanSix would be diluted. We believe that we have adequate capital resources to meet our projected operating needs, capital expenditures and other cash requirements. However, we may need additional capital resources in the future, and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected.

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

Furthermore, our credit facility currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR will be discontinued by the end of 2021 and other regulators have suggested reforming or replacing LIBOR with other benchmark rates. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could cause volatility or disruption in the overall financial market, result in an increase in the cost of our variable rate debt or adversely affect our cost of funding, any of which could adversely affect our financial condition and results of operations.

Additionally, while our credit facility contains a provision providing for an alternative rate calculation in the event LIBOR is unavailable, this provision may not adequately address the actual changes to LIBOR or successor rates.

Our competitive position, as well as our failure to develop and commercialize new products or technologies to address our customers’ needs and to effectively compete, could adversely affect our business, financial condition and results of operations.

Competition in the industries we serve is based on factors such as price, product quality and service. Additionally, the markets for our products are characterized by significant competition, both regionally and internationally, new industry standards, evolving distribution models, customer price sensitivity, and disruptive product and manufacturing process innovations. In addition to changes in regulations, the impact of health, sustainability, and safety concerns could increase the costs incurred by our customers to use our products and otherwise limit the use of these products, which could lead to decreased demand for these products. Any of these factors could create pressure on pricing and gross margins and could adversely impact our business. As a result, our competitors may be able to deliver greater innovation, respond more quickly to new or emerging technologies and changes in market demand, allocate more resources to the development, marketing and sale of their products, successfully expand into emerging markets, improve their cost structures, or price their products more aggressively than us.

Our continued ability to enhance our existing product offerings, as well as the successful development and commercialization of new products and technologies, are drivers to our future strategy. The development and commercialization of new products and technologies requires significant investment in R&D, capital expenditures, production and marketing. The sales and development cycle for our products is subject to customary budgetary constraints, internal acceptance procedures, competitive product assessments, scientific and development resource allocations, regulatory limitations, and other factors beyond our control. If we are not able to successfully accommodate these factors to enable customer development success, we will be unable to achieve sufficient sales to reach profitability and compete effectively. There is no assurance that we will be able to continue to identify, develop, market or, in certain cases, secure regulatory approval for, new products in a timely manner or at all, as may be required to replace or enhance existing products. We cannot be certain that costs incurred by investing in new products and technologies will result in an increase in our revenues or profits. Our ability to keep pace with our competitors and the success of any new products and technologies is uncertain and could adversely affect our business, financial condition and results of operations.

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

Our business depends on significant customers, many of whom have been doing business with us for decades. The loss of one or several significant customers may have an adverse effect on our business, financial condition and results of operations. In 2019, our 10 largest customers accounted for approximately 47% of our total sales. Our largest customer is Shaw, one of the world’s largest consumers of Nylon 6 resin and caprolactam. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. We typically sell to other customers under master services agreements, with primarily one-year terms, or by purchase orders. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, or significant unfavorable changes to pricing or other terms in contracts with any of them, could have an adverse effect on our business, financial condition and results of operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest customers were to become bankrupt or insolvent, or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have an adverse effect on our business, financial condition and results of operations.

We are subject to risks related to adverse trade policies inherent in international sales and associated regulations in certain important markets for our products.

We have exposure to risks inherent in international sales, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations including customs and international trade laws; unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions; political and economic instability; import and export restrictions, tariffs, and other trade barriers or retaliatory actions; fluctuations in foreign currency exchange rates; government takeover or nationalization of business; and government mandated price controls. These considerations limit the countries in which we can do business, the persons or entities with whom we can do business, the products which we can buy or sell, and the terms under which we can do business. As a U.S.-based producer, we are impacted by anti-dumping investigations which have had, and may continue to impose, significant anti-dumping duties on our products. Such duties place us at a significant competitive disadvantage in the applicable markets. In each case, we diligently evaluate our commercial and legal options to defend these investigations and their subsequent sunset reviews and take steps we feel are prudent to protect our interests, including our filing anti-dumping petitions covering imports of acetone with the International Trade Commission in February 2019. Historically, we have successfully mitigated these risks through geographical mix management so that the imposition of duties does not materially affect our business results. However, such duties could have an adverse effect on the sales of key product lines and affect our business performance in the future.

There can be no assurance that, in the future, any governmental or international trade body will not institute trade policies or remedies that are adverse to exports from the United States. Additionally, the U.S. has recently imposed tariffs on certain U.S. imports, and China and other countries have responded with retaliatory tariffs on certain U.S. exports. Any significant changes in international trade policies, practices or trade remedies, especially those instituted in our target markets or markets where our major customers are located, such as the United States-Mexico-Canada Agreement, could potentially increase the price of our products relative to our competitors or decrease our customers’ demand for our products, which in turn may adversely affect our business, financial condition and results of operations.

Extensive environmental, health and safety laws and regulations applicable to our operations, including initiatives related to discharges into the air and water, hazardous waste, sustainability, global warming and climate change, may result in substantial costs and unanticipated loss or liability, which could adversely affect our business, financial condition and results of operations.

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

Additionally, there are substantial uncertainties as to the nature, stringency and timing of any future regulations or changes in regulations, including discharges into the air and water, handling and disposal of hazardous wastes, remediation of soil and groundwater, and greenhouse gas (“GHG”) and water nutrient regulations. Due to the concerns about risks associated with air, water, global warming and climate change, more stringent regulations may require us to incur additional capital expenditures or make changes to our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation or otherwise adversely affect our business, financial condition and results of operations. If enacted, more stringent GHG limitations are likely to have a significant impact on us because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our production process. To the extent that GHG or other restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us. In addition, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Consequently, legislative and regulatory programs to reduce emissions of GHG could have an adverse effect on our business, financial condition and results of operations.

Further, there has been public discussion that climate change may be associated with more extreme weather conditions, such as increased frequency and severity of storms, droughts, and floods. Extreme weather conditions can interfere with our operating activities, disrupt our maritime logistics and intraplant supply chain, increase our costs of operations or reduce the efficiency of our operations, and potentially increase costs for insurance coverage in the aftermath of such conditions. Long-term, higher average global temperatures could result in changes in natural resources, growing seasons, precipitation patterns, weather patterns, species distributions, water availability, sea levels, and biodiversity. These impacts could cause changes in supplies of raw materials used to maintain our production capacity and could lead to possible increased sourcing costs in the future. We continually assess our manufacturing plants for risks and opportunities to increase our preparedness for climate change. We are continuing to evaluate sea level rise and storm surge at our plants to understand potential impacts and response actions that may need to be taken. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by companies or suppliers with whom we have a business relationship.

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

Heightened public focus on climate change, sustainability, and environmental issues has also led to increased government regulation and may cause certain of our customers to impose environmental standards on us as a part of doing business with them, all of which could increase the costs incurred by our customers to use our products and otherwise limit the use of these products, which could lead to decreased demand for these products.

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

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Additionally, we will be required to indemnify Honeywell for amounts related to liabilities allocated to, or assumed by, us under each of the Separation and Distribution Agreement, the Employee Matters Agreement and the

Tax Matters Agreement entered into in connection with our spin-off. If we are required to make any such payments, the payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition and results of operations.

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

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names and trade dress, are important to our business. We will endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used. However, we may be unable to obtain protection for our intellectual property in such key jurisdictions. Although we own and have applied for numerous patents and trademarks, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property could have an adverse effect on our business, financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights. Such claims could result in significant costs and diversion of our resources and our management’s attention and we may not prevail in any resulting suits or proceedings.

We also rely materially upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While we institute and maintain policies, internal security measures, and agreements to protect our trade secrets and other intellectual property, any failure to protect this intellectual property could negatively affect our future performance and growth.

We may be required to make significant cash contributions to our defined benefit pension plan.

After our spin-off, we sponsored a defined benefit pension plan under which certain eligible AdvanSix employees will earn pension benefits following the spin-off as if they remained employed by Honeywell. Significant changes in actual investment return on pension assets, discount rates, retirement rates and other factors could require cash pension contributions in future periods. Changes in discount rates and actual asset returns different from our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We made pension contributions of approximately $4.2 million in 2019, which satisfied our pension funding requirements for such period, and we plan to make pension contributions in future periods sufficient to satisfy funding requirements.

Some of our workforce is represented by labor unions and our business could be harmed in the event of a prolonged work stoppage.

Approximately 735 of our employees are covered under collective bargaining agreements that expire between 2021 and 2024, which represents approximately 50% of our employee-base as of December 31, 2019. From time to time, we engage in negotiations to renew collective bargaining agreements as those contracts are scheduled to expire. While we generally have positive relationships with our labor unions, we cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. We may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis and, ultimately, our business, financial condition and results of operations.

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

Cybersecurity threats and incidents continue to increase in frequency and sophistication. A successful cybersecurity attack could disrupt our business operations, result in the loss of critical and confidential information belonging to us, our customers and other business partners, and adversely impact our reputation, financial condition and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats, directed at AdvanSix, its plants and operations, its products, its customers and/or its third-party service providers including cloud providers. The techniques used to obtain unauthorized access to networks, or to sabotage IT systems, change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Our information technology infrastructure, including cybersecurity controls, deploy comprehensive measures to deter, prevent, detect, respond and mitigate these threats including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of our plant operations and business generally or the disruption of the operations and businesses of our vendors or customers. Additionally, we use third-party vendors that may store sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While our standard vendor terms and conditions include certain safeguards, including requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, a breach at these third-party vendors may occur. The potential consequences of a material cybersecurity incident of our own systems or the systems of those with whom we do business, include reputational consequences, safety risk, physical damage to our assets, claims from and litigation with third parties, fines levied by governmental authorities, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could, individually or in the aggregate, adversely affect our competitiveness, plant operations, business, financial condition and results of operations. We maintain cyber liability insurance, but this insurance may not be sufficient to cover the losses that may result from a cybersecurity incident.

Data privacy, information security and protection of confidential information may require significant resources and present certain risks.

We maintain, have access to and process certain confidential or sensitive data, including proprietary business information, personal data and other information, that may be subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such information and data, we may be vulnerable to material security breaches, theft, misplaced or lost data, or errors by employees or third-party providers that could potentially cause such information and data to be compromised, or lead to improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. In addition, there are different and potentially conflicting data privacy laws in effect in the domestic and foreign jurisdictions in which we operate, including the General and Data Protection Regulations implemented in the European Union, and we must comply with all applicable laws and standards. Noncompliance with these laws can result in reputational damage, fines and penalties, and enforcement proceedings and litigation, any of which may adversely affect our business, reputation, financial condition and results of operations.

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

We are exposed to risks from various events that are beyond our control, which may have significant effects on our results of operations. While we attempt to mitigate these risks through appropriate loss prevention measures, insurance, contingency planning and other means, we may not be able to anticipate all risks or to reasonably or cost-effectively manage those risks that we do anticipate. We maintain property, cyber liability, business interruption and casualty insurance but such insurance may not cover all risks, loss, damages or expenses associated with our business and is subject to limitations, including deductibles and limits on the liabilities covered. Consequently, our operations could be adversely affected by circumstances or events in ways that are significant and/or long lasting. The risks and uncertainties identified herein are not the only risks that we have. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. If any known or unknown risks and uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Spin-Off

Our spin-off could result in significant tax liability.

Completion of our spin-off was conditioned on Honeywell’s receipt of a written opinion of Cravath, Swaine & Moore LLP to the effect that the October 1, 2016 distribution by Honeywell of all of the then outstanding shares of AdvanSix common stock should qualify for non-recognition of gain and loss under Section 355 of the Code. The opinion of counsel did not address any U.S. state, local or foreign tax consequences of the spin-off. The opinion assumed that the spin-off was completed according to the terms of the Separation and Distribution Agreement and relied on the facts as stated in the Separation and Distribution Agreement, the Tax Matters Agreement, the other ancillary agreements, the Information Statement filed as Exhibit 99.1 to our Form 10 and a number of other documents. In addition, the opinion was based on certain representations as to factual matters from, and certain covenants by Honeywell and us. The opinion cannot be relied on if any of the assumptions, representations or covenants is incorrect, incomplete or inaccurate or is violated in any material respect. The opinion of counsel is not binding on the Internal Revenue Service (“IRS”) or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Honeywell did not request a ruling from the IRS regarding the U.S. Federal income tax consequences of the spin-off.

If the distribution were determined not to qualify for non-recognition of gain and loss under Section 355(e) of the Code, our U.S. stockholders could be subject to tax. In this case, each U.S. stockholder who received our common stock in the distribution would generally be treated as having received a distribution in an amount equal to the fair market value of our common stock received, which would generally result in (1) a taxable dividend to the U.S. stockholder to the extent of that
U.S. stockholder’s pro rata share of Honeywell’s current and accumulated earnings and profits; (2) a reduction in the U.S. stockholder’s basis (but not below zero) in its Honeywell common stock to the extent the amount received exceeds the stockholder’s share of Honeywell’s earnings and profits; and (3) a taxable gain from the exchange of Honeywell common stock to the extent the amount received exceeds the sum of the U.S. stockholder’s share of Honeywell’s earnings and profits and the U.S. stockholder’s basis in its Honeywell common stock. A discussion of the material U.S. federal income tax consequences of the spin-off can be found in our Form 10.

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

We derived the historical consolidated financial information prior to our spin-off included in “Item 6. Selected Financial Data” of this Form 10-K from Honeywell’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly-traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

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
•Our ability to repurchase our common stock;
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

General or industry-specific market conditions, stock market performance or macroeconomic and geopolitical factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. Volatility in our stock price could expose us to litigation, which could result in substantial costs and the diversion of management time and resources. In addition, repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline.

We will evaluate whether to pay cash dividends on our common stock in the future, and the terms of our indebtedness could limit our ability to pay dividends on our common stock.

We will evaluate whether to pay cash dividends to our stockholders and the timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Among the items we will consider when establishing a dividend policy will be the capital intensive nature of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of our indebtedness may limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or if we do commence paying dividends, that we will continue to pay any such dividend.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in leased space at 300 Kimball Drive, Suite 101, Parsippany, NJ 07054. We also own three production facilities located in Frankford, Pennsylvania, Chesterfield, Virginia and Hopewell, Virginia. In addition, upon spin-off, we entered into site sharing and services agreements with Honeywell under which Honeywell leased space to us at Honeywell’s facility in Pottsville, Pennsylvania and its R&D center in Colonial Heights, Virginia. Our Pottsville and Colonial Heights site sharing and services agreements were terminated in late 2019 and our former Colonial Heights R&D facility is relocating to our AdvanSix site in Chesterfield in early 2020, enabling an improved configuration of our labs to drive productivity, increased connectivity with our resin manufacturing and more effective collaboration with customers.

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

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of the previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company was notified during the first quarter of 2019 that the U.S. Attorney’s Office for the Eastern District of Virginia had closed its investigation and no further action by the Company was required. On May 13, 2019, the Company announced that the United States Government notified the Company that the balance of the criminal investigation concluded with no further action required.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ASIX”. On February 3, 2020, there were 20,732 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $19.04 per share.

As of February 3, 2020, 27,914,777 shares of our common stock and 0 shares of our preferred stock were outstanding.

On May 4, 2018, the Company announced that its Board of Directors (the "Board") authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 2019	388,530	$23.44	—	$59,581,679
November 2019	—	—	—	59,581,679
December 2019	1,045	20.30	—	$59,581,679
Total	389,575	$23.43	—

(1)	Total number of shares purchased includes 389,575 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards.

As of December 31, 2019, the Company had repurchased 3,509,121 shares of common stock, including 419,359 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate value of $100.7 million at a weighted average market price of $28.69 per share.

During the period January 1, 2020 through February 3, 2020, no additional shares were repurchased under the currently authorized repurchase program.

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

We did not declare or pay any dividends during the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

300
260
220
180
140
100
60
October 3, 2016
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
AdvanSix Inc.
S&P Small Cap 600
S&P Small Cap 600 Chemicals

	October 3, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
AdvanSix Inc.	100	135	256	148	122
S&P Small Cap 600	100	112	126	116	142
S&P Small Cap 600 Chemicals	100	116	131	111	129

Item 6. Selected Financial Data

Selected Historical Consolidated Financial Data

The following tables present certain selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2019. The selected historical consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our historical audited Consolidated Financial Statements. The selected historical data related to the balance sheet information for December 31, 2019 and 2018 and the statement of operations information for the years ended December 31, 2019, 2018 and 2017 are included in this Form 10-K. The selected historical data related to the balance sheet information for December 31, 2017, 2016 and 2015 and statement of operations information for the years ended December 31, 2016 and 2015 are not included in this Form 10-K.

The selected historical consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report. For the periods presented, our business was wholly owned by Honeywell through October 1, 2016. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented prior to October 1, 2016. In addition, our historical consolidated financial information does not reflect changes as a result of our separation from Honeywell, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical consolidated financial information includes allocations of certain Honeywell corporate expenses to the historical Consolidated Financial Statements. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expenses that we would have incurred if we had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future.

	Years Ended December 31,
Selected Statement of Operations Information (Dollars in thousands):	2019	2018	2017 (2)	2016	2015
Sales	$1,297,393	$1,514,984	$1,475,194	$1,191,524	$1,329,409
Net Income	41,347	66,244	146,699	34,147	63,776

Earnings Per Common Share (1)
Basic:	$1.47	$2.20	$4.81	$1.12	$2.09
Diluted:	1.43	2.14	4.72	1.12	2.09
Weighted average common shares (1)
Basic:	28,122,288	30,172,050	30,482,966	30,482,966	30,482,966
Diluted:	28,898,836	30,978,291	31,091,601	30,503,587	30,482,966

	As of December 31,
Selected Balance Sheet Information (Dollars in thousands):	2019	2018	2017	2016	2015
Total assets	$1,235,969	$1,034,626	$1,050,274	$904,957	$840,986
Total liabilities	835,091	614,288	673,949	689,595	361,916
Total equity	400,878	420,338	376,325	215,362	479,070

(1) On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 16, 2016. Basic and Diluted Earnings Per Share ("EPS") for all periods prior to the Spin-Off reflect the number of distributed shares, or 30,482,966 shares. These shares were treated as issued and outstanding from January 1, 2013 for purposes of calculating historical Basic and Diluted EPS. No dividends have been paid by the Company from October 1, 2016 through December 31, 2019.

(2) Reflects a net tax benefit of $53,424 primarily related to the reduction in the federal corporate tax rate to 21% pursuant to the Tax Cuts and Jobs Act. See "Note 4. Income Taxes".

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data or unless otherwise noted)

The following section, referred to as the "MD&A" presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in this Form 10-K. This section of this Form 10-K generally discusses our financial condition and results of operations as of and for the years ended December 31, 2019 and 2018 and year-to-year comparisons between 2019 and 2018. Discussions of our financial condition and results of operations as of and for the year ended December 31, 2017 and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 22, 2019.

Corporate History

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

We believe that the Nylon 6 end-market growth will continue to generally track global GDP over the long-term. Applications such as engineered plastics and packaging have potential to grow at faster rates given certain macrotrends. Additionally, one of our strategies is to continue developing higher-value, differentiated Nylon 6 products, such as our co-polymer offerings, in current and new customer applications.

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

Recent Developments

On February 19, 2020, the Company entered into Amendment No. 2 to the Credit Agreement to amend the consolidated leverage ratios in order to provide the Company with additional operating flexibility. For a discussion of Amendment No. 2 to the Credit Agreement, please refer to "Note 19. Subsequent Events."

2019 Developments

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts to improve the Company’s competitive position in providing quality film products and services to its customers. The Company has also announced a strategic alliance with Oben Holdings Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry, leveraging the Company's sales channels and Nylon 6 resin supply with Oben's new state-of-the-art manufacturing facility. The Company ceased operations at the Pottsville, Pennsylvania plant in July 2019. We recognized a restructuring charge of $11 million during 2019 and do not expect to incur any additional restructuring charges related to the closure. See “Note 18. Restructuring” to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.

On May 4, 2018, the Company announced that its Board of Directors (the "Board") authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

On February 19, 2019, the Company announced that it filed anti-dumping duty petitions covering imports of acetone with the International Trade Commission (“ITC”) and U.S. Department of Commerce. The petitions allege that dumped acetone imports into the United States from Belgium, Saudi Arabia, Singapore, South Africa, South Korea, and Spain have caused material injury to the domestic industry. On April 4, 2019, the ITC voted to continue the anti-dumping duty investigations concerning imports of acetone from all such nations other than Saudi Arabia. During the third quarter of 2019, the U.S. Department of Commerce announced its preliminary affirmative determination regarding anti-dumping duties for Singapore, Spain, Belgium, South Africa and South Korea. During the fourth quarter of 2019, the U.S. Department of Commerce issued final duties on acetone from Singapore and Spain, and the ITC issued final determination of material injury to the industry by reason of imports from Singapore and Spain. On February 7, 2020, the U.S. Department of Commerce issued final duties on acetone from Belgium, South Africa and South Korea. The Company expects a final determination from the ITC regarding the remaining three countries to be completed during the first quarter of 2020.

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

2018 Developments

On December 6, 2018, the Company and Shaw Industries Group, Inc. entered into an Amended and Restated Caprolactam and Polymer Supply Agreement, dated as of January 1, 2019 (the “Amended and Restated Agreement”). The Amended and Restated Agreement incorporates prior amendments and provides for adjusted pricing and volume terms. A copy of the Amended and Restated Agreement is filed as Exhibit 10.33 to this Form 10-K.

On February 21, 2018 (the “Closing Date”), the Company and its lenders amended the Credit Agreement to provide the Company with additional operating flexibility and lower borrowing costs. Under the amended Credit Agreement, the Company has a single $425 million revolving credit facility which replaces the former $270 million term loan and $155 million revolving credit facility. On the Closing Date, the Company borrowed $242 million in loans under the revolving credit facility, and the proceeds of such loans were used to repay the outstanding term loan facility. For a discussion of the amendment to the Credit Agreement, please refer to "Note 9. Long-term Debt and Credit Agreement."

Operational Events

On March 11, 2019, the Company announced that it declared force majeure on its phenol product line as a result of shortages and delivery delays of its key raw material, cumene. The Company's cumene deliveries were reduced due to weather-related logistics disruptions in the Gulf Coast area and supplier operational constraints. As a result of this force majeure event, phenol production at the Company's Frankford, Pennsylvania facility and caprolactam production at its Hopewell, Virginia facility were reduced. The Company incurred an approximately $6.9 million unfavorable impact to pre-tax income in the first quarter of 2019, including the unfavorable impact of fixed cost absorption and incremental logistics costs. In addition, the Company incurred an approximately $1.4 million unfavorable impact to pre-tax income in the first quarter of 2019 and an approximately $2.3 million unfavorable impact to pre-tax income in the second quarter of 2019 due to lost sales. The Company is no longer on force majeure with phenol customers.

On June 24, 2019, the Company announced that it was assessing the potential business impact of the fire that occurred at Philadelphia Energy Solutions' (“PES”) refinery in Philadelphia, Pennsylvania. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. The PES disruption did not have a material impact on second quarter 2019 financial results. The Company incurred approximately $4 million and $6 million of unfavorable impact to pre-tax income in the third and fourth quarters, respectively, of 2019, including incremental raw material and logistics costs as well as a modest unfavorable impact from fixed cost absorption. As the PES refinery remains shutdown, the Company is evaluating business interruption insurance and assessing long-term optionality for cumene supply and logistics, while optimizing expected base feedstock and logistics cost increases as it realigns its supply chain into 2020. The Company anticipates an approximately $10 to $15 million unfavorable impact to pre-tax income in 2020, an incremental $0 to $5 million compared to full-year 2019.

On January 17, 2018, the Company announced that it had experienced a temporary production issue at its Hopewell, Virginia facility related to the severe winter weather ("first quarter 2018 weather event"). As a result of this unplanned interruption, caprolactam and resin production had been reduced at the Hopewell and Chesterfield, Virginia facilities. The Company incurred a $20 million unfavorable impact to pre-tax income in the first quarter of 2018 including the impact of fixed cost absorption, maintenance expense and incremental raw material costs. In addition, the Company incurred an approximately $10 million unfavorable impact to pre-tax income in the first quarter of 2018 due to lost sales. The Company submitted a business interruption insurance claim related to the first quarter 2018 weather event and recorded a benefit of $2.9 million to Cost of goods sold in the fourth quarter of 2018 and $6.6 million and $2.3 million to Cost of goods sold in the first and second quarters of 2019, respectively. The business interruption claim was closed in the second quarter of 2019 with a total recorded benefit of approximately $12 million.

Consolidated Results of Operations for the Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

Sales

	2019	2018	2017
Sales	$1,297,393	$1,514,984	$1,475,194
% change compared with prior period	(14.4)%	2.7%	23.8%

The change in sales is attributable to the following:

	2019 versus 2018	2018 versus 2017
Volume	(3.6)%	(2.0)%
Price	(10.8)%	4.7%
	(14.4)%	2.7%

2019 compared with 2018

Sales decreased in 2019 compared to 2018 by $217.6 million, or approximately 14%, due primarily to (i) lower sales prices (approximately 10%) driven by formula-based pass-through pricing, particularly for benzene and propylene (inputs to cumene which is a key feedstock material for our products) and (ii) market-based price decreases (approximately 1%) in acetone and nylon partially offset by increases in ammonium sulfate. Volume decreased by approximately 4% due primarily to (i) the phenol force majeure, (ii) challenging acetone industry conditions, and (iii) unfavorable mix across our nylon and ammonium sulfate product lines, partially offset by improved caprolactam volume due to increased utilization rates.

Cost of Goods Sold

	2019	2018	2017
Cost of goods sold	$1,161,921	$1,340,497	$1,248,129
% change compared with prior period	(13.3)%	7.4%	15.2%
Gross margin %	10.4%	11.5%	15.4%

2019 compared with 2018

Costs of goods sold decreased in 2019 compared to 2018 by $178.6 million, or approximately 13%, due primarily to (i) the lower price of benzene and propylene (approximately 12%), (ii) improved operational performance, including lower manufacturing costs and improved yields (approximately 2%) and (iii) lower sales volume (approximately 1%), partially offset by (i) increased raw material and logistics costs related to the PES plant disruption and shutdown (approximately 1%) and the Pottsville restructuring (approximately 1%).

Gross margin percentage decreased by approximately 1% in 2019 compared to 2018 due primarily to (i) lower sales volume and unfavorable product mix (approximately 3%), (ii) lower market-based pricing in nylon and acetone (approximately 1%), (iii) increased raw material and logistics costs related to the PES plant disruption and shutdown (approximately 1%) and (iv) the Pottsville restructuring (approximately 1%), partially offset by the impact of formula-based pass-through pricing (approximately 3%) and lower plant spend and improved yields (approximately 2%).

Selling, General and Administrative Expenses

	2019	2018	2017
Selling, general and administrative expense	$75,375	$81,224	$72,671
% of sales	5.8%	5.4%	4.9%

Selling, general and administrative expenses decreased in 2019 compared to 2018 by $5.8 million, or approximately 7%, due primarily to a $6 million charge to bad debt expense during 2018 related to a Brazilian fertilizer customer filing a petition for judicial reorganization.

Other Non-operating Expense (Income), Net

	2019	2018	2017
Other non-operating expense (income), net	$6,749	$7,495	$9,762

The decrease in Other non-operating expense (income), net in 2019 compared to 2018 was due primarily to higher amounts of interest capitalized associated with capital projects partially offset by increased interest expense from higher debt levels.

Income Tax Expense (Benefit)

	2019	2018	2017
Income tax expense (benefit)	$12,001	$19,524	$(2,067)
Effective tax rate	22.5%	22.8%	(1.4)%

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

The Company's income tax expense for 2018 and 2017 was $19,524 and $(2,067), respectively. In the absence of the changes due to the 2017 Act and the related one-time remeasurement of deferred tax assets and liabilities to account for the reduction in the corporate tax rate to 21%, tax expense for 2018 and 2017 would have been $21,175 and $51,357, respectively.

The Company's effective income tax rate for 2019 was slightly higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations, partially offset by the vesting of restricted stock units as well as current year research tax credits and additional credits claimed on the Company's 2018 U.S. federal income tax return.

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

For 2019, 2018 and 2017, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

For additional discussion of income taxes and the effective income tax rate, see “Note 4. Income Taxes” in the Notes accompanying the audited Consolidated Financial Statements.

Net Income

	2019	2018	2017
Net income	$41,347	$66,244	$146,699

2019 compared with 2018

As a result of the factors described above, net income was $41.3 million in 2019 as compared to $66.2 million in 2018.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA margin, and EBITDA and EBITDA Margin excluding the one-time Pottsville restructuring charges, to their most directly comparable GAAP financial measure:

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years Ended December 31,
	2019	2018	2017
Net income	$41,347	$66,244	$146,699
Interest expense, net	5,454	7,492	7,716
Income tax expense (benefit)	12,001	19,524	(2,067)
Depreciation and amortization	56,826	53,233	48,455
EBITDA (non-GAAP)	$115,628	$146,493	$200,803
One-time Pottsville restructuring charges (1)	11,020	—	—
EBITDA excluding one-time Pottsville restructuring charges (non-GAAP)	$126,648	$146,493	$200,803

Sales	$1,297,393	$1,514,984	$1,475,194

EBITDA margin % (non-GAAP)	8.9%	9.7%	13.6%

EBITDA margin % excluding one-time Pottsville restructuring charges (non-GAAP)	9.8%	9.7%	13.6%
(1) Current year one-time Pottsville restructuring charges reflect the closure of the Company's Pottsville, Pennsylvania films plant. See "Note 18. Restructuring" to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

The following are reconciliations between the non-GAAP financial measure of Net Income and EPS excluding the one-time net tax benefit to its most directly comparable GAAP financial measure of Net Income and EPS:

	Years Ended December 31,
	2019	2018	2017
Net Income	$41,347	$66,244	$146,699
One-time net tax benefit (2)	—	(1,651)	(53,424)
Net Income excluding one-time net tax benefit	$41,347	$64,593	$93,275

	Years Ended December 31,
	2019	2018	2017
Basic
EPS	$1.47	$2.20	$4.81
One-time net tax benefit (2)	—	(0.05)	(1.75)
EPS excluding one-time net tax benefit	$1.47	$2.15	$3.06

	Years Ended December 31,
	2019	2018	2017
Diluted
EPS	$1.43	$2.14	$4.72
One-time net tax benefit (2)	—	(0.05)	(1.72)
EPS excluding one-time net tax benefit	$1.43	$2.09	$3.00

(2) Reflects a net tax benefit primarily related to re-measurement of net deferred tax liability at a lower corporate tax rate pursuant to the 2017 Act. See "Note 4. Income Taxes".

Liquidity and Capital Resources

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in in Item 1A. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our operating cash flows are affected by (i) capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime and material disruptions at our production facilities, (ii) the prices of our raw materials and (iii) general economic and industry trends. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which enhance liquidity and enable us to efficiently manage our working capital needs. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures including high return growth and cost savings investments, share repurchases, employee benefit obligations, interest payments, strategic acquisitions and debt management. We believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in Item 1A, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2020.

We expect that our primary cash requirements for 2020 will be to fund costs associated with on-going operations, capital expenditures and amounts related to contractual obligations noted in the tables below. See the items noted below in “Contractual Obligations” and “Capital Expenditures” for more information.

The Company made contributions to the defined benefit pension plan of $4.2 million during the year ended December 31, 2019 sufficient to satisfy pension funding requirements for 2019 under the AdvanSix Retirement Earnings Plan. The Company made contributions of $0 in the first quarter of 2019, $0.5 million in the second quarter of 2019 and $3.7 million in the third quarter of 2019. No payments were made in the fourth quarter of 2019. The Company plans to make $5.0 to $10.0 million of contributions in 2020 and additional contributions in future years sufficient to satisfy pension funding requirements in those periods as outlined in the contractual obligations table.

The Company made contributions to the defined contribution plan of $5.9 million and $5.5 million for the years ended December 31, 2019 and 2018, respectively.

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid-in capital.

As of December 31, 2019, the Company had repurchased 3,509,121 shares of common stock, including 419,359 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $100.7 million at a weighted average market price of $28.69 per share. As of December 31, 2019, $59.6 million remained available for repurchase under the current authorization. During the period January 1, 2020 through February 3, 2020, no additional shares were repurchased under the currently authorized repurchase program.

Credit Agreement

On September 30, 2016, in connection with the consummation of the Spin-Off, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the “Original Credit Agreement”). The Original Credit Agreement consisted of a $270 million term loan (the “Original Term Loan”) and a $155 million revolving loan facility (the “Original Revolving Credit Facility”). The Original Revolving Credit Facility included a $25 million letter-of-credit sub-facility and a $20 million Swing-Line Loan sub-facility, issuances against which reduce the available capacity for borrowing.

On February 21, 2018 (the “First Amendment Date”), the Company entered into Amendment No. 1 (the “First Amendment”) to the Credit Agreement among the Company, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the Original Credit Agreement, after giving effect to the First Amendment, the “First Amended and Restated Credit Agreement”).

As discussed above, the credit facilities under the Original Credit Agreement consisted of a senior secured term loan in an aggregate principal amount of $270 million, of which $267 million was outstanding just prior to entering into the First Amendment, and a senior secured revolving credit facility in a principal amount of $155 million. Pursuant to the First Amendment, (i) the term loan facility under the Original Credit Agreement was terminated and the entire outstanding balance of the term loan facility (the “Term Loan”) thereunder was paid in full and (ii) the maximum aggregate principal amount of the senior secured revolving credit facility (the “Revolving Credit Facility”) was increased to $425 million.

On the First Amendment Date, the Company borrowed $242 million under the Revolving Credit Facility. The proceeds of such loans, as well as cash on hand, were used to repay the outstanding Term Loan under the Original Credit Agreement. The Revolving Credit Facility under the First Amended and Restated Credit Agreement has a 5-year term with a scheduled maturity date of February 21, 2023. The First Amendment resulted in an increase in the Revolving Credit Facility to replace the Term Loan and provided increased borrowing flexibility and reduced overall borrowing costs with an approximate 50 basis point reduction in the interest rate spread.

The First Amended and Restated Credit Agreement permits the Company to utilize up to $40 million of the Revolving Credit Facility for the issuance of letters of credit and up to $40 million for swing line loans. The Company has the option to incur incremental term loans and/or increase the amount of the Revolving Credit Facility in an aggregate principal amount for all such incremental term loans and increases of the Revolving Credit Facility of up to the sum of (x) $175 million plus (y) an amount such that the Company’s Consolidated Senior Secured Leverage Ratio (as defined in the First Amended and Restated Credit Agreement) would not be greater than 1.75 to 1.00, in each case, to the extent that any one or more lenders, whether or not currently party to the First Amended and Restated Credit Agreement, commits to be a lender for such amount. Borrowings under the First Amended and Restated Credit Agreement bore interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 1.50% or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 2.50%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the First Amended and Restated Credit Agreement). The Company was also required to pay a commitment fee in respect of unused commitments under the Revolving Credit Facility, if any, at a rate ranging from 0.20% to 0.40% per annum depending on the Company’s Consolidated Leverage Ratio. The initial margin under the First Amended and Restated Credit Agreement was 0.75% for base rate loans and 1.75% for Eurodollar rate loans and the initial commitment fee rate was 0.25% per annum.

The First Amended and Restated Credit Agreement contained customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The First Amended and Restated Credit Agreement also contained financial covenants that required the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the First Amended and Restated Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2018, through and including the fiscal quarter ending December 31, 2019, (ii) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2020, through and including the fiscal quarter ending December 31, 2020, (iii) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2021, through and including the fiscal quarter ending December 31, 2021, and (iv) 2.75 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company did not comply with the covenants in the First Amended and Restated Credit Agreement, the lenders could have, subject to customary cure rights, required the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was compliant with all related covenants at December 31, 2019.

On February 19, 2020, the Company entered into Amendment No. 2 (the “Second Amendment”) to the First Amended and Restated Credit Agreement (after giving effect to the Second Amendment, the “Second Amended and Restated Credit Agreement”).

The Second Amendment amended the consolidated leverage ratio financial covenant of the Credit Agreement and requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). The consolidated interest coverage ratio financial covenant of the First Amended and Restated Credit Agreement was not changed and continues to require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company does not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility.

Borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 2.00% or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 3.00%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement). The Company is also required to pay a commitment fee in respect of unused commitments under the credit facility, if any, at a rate ranging from 0.20% to 0.50% per annum depending on the Company’s Consolidated Leverage Ratio. Based on 2019 year-end results, the applicable margin under the Second Amended and Restated Credit Agreement is expected to be 1.25% for base rate loans and 2.25% for Eurodollar rate loans and the applicable commitment fee rate is expected to be 0.35% per annum.

In addition, the Second Amendment also amended certain administrative provisions associated with the LIBOR Successor Rate (as defined in the Second Amended and Restated Credit Agreement).

The obligations under the Second Amended and Restated Credit Agreement are secured by a pledge of assets and liens on substantially all of the assets of AdvanSix.

The Company had approximately $4.2 million of letter of credit agreements outstanding at December 31, 2019, of which $3.2 million are bi-lateral letters of credit outside the Revolving Credit Facility with $1.0 million outstanding under the Revolving Credit Facility.

Cash Flow Summary for the Years Ended December 31, 2019, 2018 and 2017

Our cash flows from operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017, as reflected in the audited Consolidated Financial Statements included in this Form 10-K, are summarized as follows:

	Years Ended December 31,
	2019	2018	2017
(Dollars in thousands)
Cash provided by (used for):
Operating activities	$120,385	$173,385	$134,607
Investing activities	(153,125)	(112,191)	(93,247)
Financing activities	29,982	(106,818)	(127)
Net change in cash and cash equivalents	$(2,758)	$(45,624)	$41,233

2019 compared with 2018

Net cash provided by operating activities decreased by $53.0 million for the year ended December 31, 2019 versus the prior year period due primarily to a $24.9 million decrease in net income, a $5.1 million reduction in cash flow from working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income and customer advances) for the year ended December 31, 2019 versus a $35.4 million increase in cash flow from working capital in the prior year period. The Pottsville restructuring charge had an unfavorable impact of approximately $2.8 million on operational cash flows for the year ended December 31, 2019.

Cash used for investing activities increased by $40.9 million for the year ended December 31, 2019 versus the prior year period due primarily to an increase in cash paid for capital expenditures.

Cash provided by financing activities increased by $136.8 million for the year ended December 31, 2019 versus the prior year due to net borrowings of $97.0 million for the year ended December 31, 2019 compared to net repayments of $66.6 million during the prior year, offset by $62.2 million in cash outflows for share repurchases during the year ended December 31, 2019 compared to $38.5 million in cash outflows during the prior year, both of which are described above.

Contractual Obligations

(Dollars in thousands, unless otherwise noted)

	Payments due by period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt – principal repayments (1)	$297,000	$—	$—	$—	$297,000	$—	$—
Long-term debt – interest payments (1)	51,680	12,920	12,920	12,920	12,920	—	—
Operating leases	185,026	44,454	32,264	22,602	13,033	11,166	61,507
Finance leases	1,496	762	522	193	11	8	—
Estimated environmental compliance costs (2)	635	288	158	118	63	8	—
Purchase obligations (3)	360,584	80,772	38,465	30,142	14,954	11,707	184,544
Postretirement benefit obligations (4)	54,300	8,150	8,150	8,000	8,000	8,000	14,000
Total contractual obligations	$950,721	$147,346	$92,479	$73,975	$345,981	$30,889	$260,051

(1) Long-term Debt - Principal repayments: refer to "Note 9. Long-term Debt and Credit Agreement" to the Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments are estimated based on the interest rate applicable as of December 31, 2019.

(2) The payment amounts in the table only reflect the environmental compliance costs which we have accrued as probable and reasonably estimable as of December 31, 2019.

(3) Purchase obligations are entered into with various vendors in the normal course of business, which are consistent with our expected requirements and primarily relate to cumene, oleum, sulfur and natural gas, as well as a long-term agreement for loading, unloading and handling of a portion of our ammonium sulfate export volumes.

(4) Actual contribution payments will depend on several factors, including investment performance and discount rates, timing of benefits and changes in applicable local requirements. The Company plans to make pension plan contributions in future years sufficient to satisfy pension funding requirements in those periods.

Capital Expenditures

Our operations are capital intensive, requiring ongoing investments that have consisted, and are expected to continue to consist, primarily of capital expenditures required to maintain and improve equipment reliability, expand production output, further improve mix, yield and cost position and comply with environmental and safety regulations.

The following table summarizes ongoing and expansion capital expenditures.

	Years Ended December 31,
	2019	2018	2017
(Dollars in thousands)
Purchases of property, plant and equipment	$150,322	$109,215	$86,438

Capital expenditures increased $41.1 million from 2018 to 2019 due primarily to an increase in spend on high-return growth and cost savings projects and higher repair and maintenance spend including an increase in capital expenditures associated with the timing of 2020 planned plant turnarounds.

For 2020, we expect our total capital expenditures to be approximately $90 million to $100 million. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

Off-Balance Sheet Arrangements

At December 31, 2019, 2018 and 2017, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or financing activities with special-purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies and Estimates (Dollars in thousands, unless otherwise noted)

The Company’s significant accounting policies are more fully described in "Note 2. Summary of Significant Accounting Policies" to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP is based on the selection and application of accounting policies that require management to make significant estimates and assumptions about the effects of matters that are inherently uncertain and that affect the reported amounts, including, but not limited to, inventory valuations, impairment of goodwill, stock-based compensation, long-term employee benefit obligations, income taxes and environmental matters. Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The Company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represents some of the more critical judgment areas in the applications of the Company’s accounting policies which could have a material effect on the Company’s financial position, results of operations or cash flows.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Company of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $1.7 million at December 31, 2019 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

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

Inventories valued at LIFO amounted to $171.7 million and $137.2 million at December 31, 2019 and 2018. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $31.6 million and $28.5 million higher at December 31, 2019 and 2018.

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

Goodwill – The Company had goodwill of $15.0 million as of December 31, 2019 and 2018. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company completed its annual goodwill impairment test as of March 31, 2019 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

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

Sales of our products to customers are made under a purchase order, and in certain cases in accordance with the terms of a master services agreement. These agreements typically contain formula-based pass-through pricing tied to key feedstock materials and volume ranges, but often do not specify the goods, including the quantities thereof, to be transferred. Certain master services agreements (including with respect to our largest customer) may contain minimum purchase volumes which can be satisfied by the customer on a periodic basis by choosing from various products offered by the Company. In these cases, a performance obligation is created when a customer submits a purchase order for a specific product at a specified price, typically providing for delivery within the next 60 days. Management considers the performance obligation with respect to such purchase order satisfied at the point in time when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and risk of loss to the customer. Transfer of control to the customer occurs through various modes of shipment, including trucks, railcars, and vessels, and follows a variety of commercially acceptable shipping or destination point terms pursuant to the arrangement with the customer. Variable consideration is estimated for future volume rebates and early pay discounts on certain products and product returns. The Company records variable consideration as an adjustment to the sale transaction price. Since variable consideration is generally settled within one year, the time value of money is not significant.

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

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in "Note 16. Stock-Based Compensation Plans", are non-qualified stock options, performance share units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

A 25 basis point increase in the discount rate would result in a decrease of approximately $0.2 million to the net periodic benefit cost for 2020, while a 25 basis point decrease in the discount rate would result in an increase of approximately $0.2 million to the net periodic benefit cost for 2020. The resulting impact on the pension benefit obligation would be a decrease of $2.8 million and an increase of $3.0 million, respectively.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

Leases – The Company enters into agreements to lease transportation equipment, storage facilities, office space, dock access and other equipment. Operating leases have initial terms of up to 20 years with some containing renewal options subject to customary conditions.

An arrangement is considered to be a lease if the agreement conveys the right to control the use of the identified asset in exchange for consideration.

Operating leases, which are reported as Operating lease right-of-use assets, and Operating lease liabilities – short-term and Operating lease liabilities – long-term are included in our Consolidated Balance Sheets. Finance leases are included as a component of Property, plant and equipment – net, Accounts payable and Other liabilities in our Consolidated Balance Sheets.

The Company has elected the following practical expedients available in Topic 842:

•the package of three expedients which allows the Company to not re-assess (i) whether any expired or existing contracts are, or contain, leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases;
•the short-term lease practical expedient, which allows the Company to exclude leases with an initial term of 12 months or less ("short-term leases") from recognition in the unaudited Consolidated Balance Sheets;
•the bifurcation of lease and non-lease components practical expedients, which did not require the Company to bifurcate lease and non-lease components for real estate leases; and
•the land easements practical expedient, which allows the Company to carry forward the accounting treatment for land easements on existing agreements.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant, but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Second Amended and Restated Credit Agreement.

The Company has entered into two interest rate swap agreements for a total notional amount of $100 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings.

The interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. These interest rate swaps have been designated as cash flow hedges and convert the Company's interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of these interest rate swaps, interest payments on approximately

34% of our borrowings, as of December 31, 2019, have been swapped from floating rate to fixed rate for the life of the swaps, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of December 31, 2019, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at December 31, 2019, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the year ended December 31, 2019 would have resulted in an increase or decrease to our interest expense of approximately $0.5 million.

See “Note 12. Derivative and Hedging Instruments” to the Consolidated Financial Statements, included in this Form 10-K, for a discussion relating to credit and market, commodity price and interest rate risk management.

Item 8. Financial Statements and Supplementary Data

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Sales	$1,297,393	$1,514,984	$1,475,194
Costs, expenses and other:
Costs of goods sold	1,161,921	1,340,497	1,248,129
Selling, general and administrative expenses	75,375	81,224	72,671
Other non-operating expense, net	6,749	7,495	9,762
Total costs, expenses and other	1,244,045	1,429,216	1,330,562

Income before taxes	53,348	85,768	144,632
Income tax expense (benefit)	12,001	19,524	(2,067)
Net income	$41,347	$66,244	$146,699

Earnings per common share
Basic	$1.47	$2.20	$4.81
Diluted	$1.43	$2.14	$4.72
Weighted average common shares outstanding
Basic	28,122,288	30,172,050	30,482,966
Diluted	28,898,836	30,978,291	31,091,601

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$41,347	$66,244	$146,699
Foreign exchange translation adjustment	(9)	(25)	12
Cash-flow hedges	(673)	(633)	—
Pension obligation adjustments	(6,295)	7,230	(6,023)
Other comprehensive income (loss), net of tax	(6,977)	6,572	(6,011)
Comprehensive income	$34,370	$72,816	$140,688

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,050	$9,808
Accounts and other receivables – net	106,660	160,266
Inventories – net	171,710	137,182
Other current assets	5,117	3,807
Total current assets	290,537	311,063
Property, plant and equipment – net	755,881	672,210
Operating lease right-of-use assets	135,985	—
Goodwill	15,005	15,005
Other assets	38,561	36,348
Total assets	$1,235,969	$1,034,626
LIABILITIES
Current liabilities:
Accounts payable	$205,911	$231,720
Accrued liabilities	28,114	30,448
Operating lease liabilities – short-term	38,005	—
Deferred income and customer advances	19,696	22,556
Total current liabilities	291,726	284,724
Deferred income taxes	110,071	103,783
Operating lease liabilities – long-term	98,347	—
Line of credit – long-term	297,000	200,000
Postretirement benefit obligations	32,410	21,080
Other liabilities	5,537	4,701
Total liabilities	835,091	614,288

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,423,898 shares issued and 27,914,777 outstanding at December 31, 2019; 30,555,715 shares issued and 29,345,001 outstanding at December 31, 2018	314	306
Preferred stock, par value $0.01; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and 2018	—	—
Treasury stock at par (3,509,121 shares at December 31, 2019; 1,210,714 shares at December 31, 2018)	(35)	(12)
Additional paid-in capital	180,884	234,699
Retained earnings	229,166	187,819
Accumulated other comprehensive loss	(9,451)	(2,474)
Total stockholders' equity	400,878	420,338
Total liabilities and stockholders' equity	$1,235,969	$1,034,626

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$41,347	$66,244	$146,699
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	56,826	53,233	48,455
Loss on disposal of assets	5,190	1,992	1,500
Deferred income taxes	8,442	9,558	(7,513)
Stock based compensation	8,349	10,131	7,742
Accretion of deferred financing fees	427	1,802	592
Restructuring charges	11,020	—	—
Changes in assets and liabilities:
Accounts and other receivables	53,676	35,712	(64,320)
Inventories	(35,567)	(7,974)	(230)
Accounts payable	(20,333)	2,280	8,087
Accrued liabilities	(4,561)	(6,111)	9,617
Deferred income and customer advances	(2,860)	5,362	(8,373)
Other assets and liabilities	(1,571)	1,156	(7,649)
Net cash provided by operating activities	120,385	173,385	134,607

Cash flows from investing activities:
Expenditures for property, plant and equipment	(150,322)	(109,215)	(86,438)
Other investing activities	(2,803)	(2,976)	(6,809)
Net cash used for investing activities	(153,125)	(112,191)	(93,247)

Cash flows from financing activities:
Payments of long-term debt	—	(266,625)	—
Borrowings from line of credit	419,250	345,000	308,500
Payments of line of credit	(322,250)	(145,000)	(308,500)
Payment of line of credit facility fees	—	(1,361)	—
Principal payments of finance leases	(4,839)	(308)	(127)
Purchase of treasury stock	(62,196)	(38,524)	—
Issuance of common stock	17	—	—
Net cash provided by (used for) financing activities	29,982	(106,818)	(127)

Net change in cash and cash equivalents	(2,758)	(45,624)	41,233
Cash and cash equivalents at beginning of year	9,808	55,432	14,199
Cash and cash equivalents at the end of year	$7,050	$9,808	$55,432
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$21,594	$27,258	$25,222
Supplemental cash activities:
Cash paid for interest	$5,201	$5,855	$7,236
Cash paid for income taxes	$6,993	$7,315	$12,982

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2016	30,482,966	$305	$242,806	$(24,714)	$—	$(3,035)	$215,362

Net income	—	—	—	146,699	—	—	146,699
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	12	12
Commodity hedges	—	—	—	—	—	—	—
Pension obligation adjustments	—	—	—	—	—	(6,023)	(6,023)
Total comprehensive income (loss), net of tax	—	—	—	—	—	(6,011)	(6,011)
Spin-off deferred tax adjustments	—	—	12,533	—	—	—	12,533
Stock-based compensation	—	—	7,742	—	—	—	7,742
Balance at December 31, 2017	30,482,966	305	263,081	121,985	—	(9,046)	376,325

Net Income	—	—	—	66,244	—	—	66,244
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(25)	(25)
Cash-flow hedges	—	—	—	—	—	(633)	(633)
Pension obligation adjustments	—	—	—	(410)	—	7,230	6,820
Total comprehensive income (loss), net of tax	—	—	—	(410)	—	6,572	6,162
Issuance of common stock	72,749	1	—	—	—	—	1
Acquisition of treasury stock (1,210,714 shares)		—	(38,513)	—	(12)	—	(38,525)
Stock-based compensation	—	—	10,131	—	—	—	10,131
Balance at December 31, 2018	30,555,715	306	234,699	187,819	(12)	(2,474)	420,338

Net Income	—	—	—	41,347	—	—	41,347
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(9)	(9)
Cash-flow hedges	—	—	—	—	—	(673)	(673)
Pension obligation adjustments	—	—	—	—	—	(6,295)	(6,295)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,977)	(6,977)
Issuance of common stock	868,183	8	9	—	—	—	17
Acquisition of treasury shares (2,298,407 shares)		—	(62,173)	—	(23)	—	(62,196)
Stock-based compensation	—	—	8,349	—	—	—	8,349
Balance at December 31, 2019	31,423,898	$314	$180,884	$229,166	$(35)	$(9,451)	$400,878

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts or unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix”, the “Company”, “we” or “our”) is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce fibers, filaments, engineered plastics and films that, in turn, are used in such end-products as carpets, automotive and electronic components, sports apparel, food packaging and other industrial applications. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced as part of our integrated manufacturing value chain including caprolactam, ammonium sulfate fertilizers, acetone and other chemical intermediates.

We evaluated segment reporting in accordance with Accounting Standards Codification Topic (“ASC”) 280. We concluded that AdvanSix is a single operating segment and a single reportable segment based on the operating results available which are evaluated regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and performance assessment. AdvanSix operations are managed as one integrated process spread across three manufacturing sites, including centralized supply chain and procurement functions. The production process is dependent upon one key raw material, cumene, as the input to the manufacturing of all finished goods produced for sale through the sales channels and end-markets the Company serves. Production rates and output volumes are managed across all three plants jointly to align with the overall Company operating plan. The CODM makes operational performance assessments and resource allocation decisions on a consolidated basis, inclusive of all of the Company’s products.

AdvanSix operates through three integrated U.S.-based manufacturing sites located in Frankford, Pennsylvania, and Hopewell and Chesterfield, Virginia. The Company's headquarters is located in Parsippany, New Jersey.

Corporate History

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Company of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $1.7 million at December 31, 2019 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

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

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices, and generally they do not include take-or-pay terms. Instead, each customer agreement, the majority of which have a term of at least one year, is typically determined by monthly or quarterly volume estimates. We may also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2019 and 2018, we had no contracts with notional amounts related to forward commodity agreements.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $171.7 million and $137.2 million at December 31, 2019 and 2018. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $31.6 million and $28.5 million higher at December 31, 2019 and 2018.

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

Goodwill – The Company had goodwill of $15.0 million as of December 31, 2019 and 2018. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company completed its annual goodwill impairment test as of March 31, 2019 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

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

Sales of our products to customers are made under a purchase order, and in certain cases in accordance with the terms of a master services agreement. These agreements typically contain formula-based pass-through pricing tied to key feedstock materials and volume ranges, but often do not specify the goods, including the quantities thereof, to be transferred. Certain master services agreements (including with respect to our largest customer) may contain minimum purchase volumes which can be satisfied by the customer on a periodic basis by choosing from various products offered by the Company. In these cases, a performance obligation is created when a customer submits a purchase order for a specific product at a specified price, typically providing for delivery within the next 60 days. Management considers the performance obligation with respect to such purchase order satisfied at the point in time when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and risk of loss to the customer. Transfer of control to the customer occurs through various modes of shipment, including trucks, railcars, and vessels, and follows a variety of commercially acceptable shipping or destination point terms pursuant to the arrangement with the customer. Variable consideration is estimated for future volume rebates and early pay discounts on certain products and product returns. The Company records variable consideration as an adjustment to the sale transaction price. Since variable consideration is generally settled within one year, the time value of money is not significant.

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

Research and Development – AdvanSix conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications consisting primarily of labor costs and depreciation and maintenance costs. R&D costs are charged to expense as incurred. Such costs are included in costs of goods sold and were $13.9 million, $14.8 million, and $12.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Debt Issuance Costs – Debt issuance costs are capitalized as a component of Other assets and are amortized through interest expense over the related term.

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in "Note 16. Stock-Based Compensation Plans", are non-qualified stock options, performance share units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

Leases – The Company enters into agreements to lease transportation equipment, storage facilities, office space, dock access and other equipment. Operating leases have initial terms of up to 20 years with some containing renewal options subject to customary conditions.

An arrangement is considered to be a lease if the agreement conveys the right to control the use of the identified asset in exchange for consideration.

Operating leases, which are reported as Operating lease right-of-use assets, and Operating lease liabilities – short-term and Operating lease liabilities – long-term are included in our Consolidated Balance Sheets. Finance leases are included as a component of Property, plant and equipment – net, Accounts payable and Other liabilities in our Consolidated Balance Sheets.

The Company has elected the following practical expedients available in Topic 842:

•the package of three expedients which allows the Company to not re-assess (i) whether any expired or existing contracts are, or contain, leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases;
•the short-term lease practical expedient, which allows the Company to exclude leases with an initial term of 12 months or less ("short-term leases") from recognition in the unaudited Consolidated Balance Sheets;
•the bifurcation of lease and non-lease components practical expedients, which did not require the Company to bifurcate lease and non-lease components for real estate leases; and
•the land easements practical expedient, which allows the Company to carry forward the accounting treatment for land easements on existing agreements.

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

Recent Accounting Pronouncements – The Company considers the applicability and impact of all Accounting Standards Updates (“ASU’s”) issued by the FASB. ASU’s not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Consolidated Financial Statements.

On December 18, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes the exception to the general principles in ASC 740, Income Taxes, associated with the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments and interim-period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU improves the application of income tax related guidance and simplifies U.S. GAAP when accounting for franchise taxes that are partially based on income, transactions with government resulting in a step-up in tax basis goodwill, separate financial statements of legal entities not subject to tax, and enacted changes in tax laws in interim periods. Different transition approaches, retrospective, modified retrospective, or prospective, will apply to each income tax simplification provision. The guidance is effective for calendar-year public business entities in 2021 and interim periods within that year, and early adoption is permitted. The Company is still evaluating these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes which permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government ("UST"), the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the SIFMA Municipal Swap Rate. Pursuant to the amendments, SOFR will be an option to replace LIBOR as it is phased out. The amendments of ASU No. 2018-16 are effective for companies that have adopted ASU 2017-12 for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year or at such time a company adopts ASU 2017-12. Early adoption of ASU 2018-16 is not permitted without previous adoption of ASU 2017-12. As the Company elected to early adopt ASU 2017-12 during the fourth quarter of 2018, the Company adopted ASU 2018-16 effective January 1, 2019 which did not have a material impact on the Company's consolidated financial position or results of operations upon adoption.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows companies to reclassify to Retained earnings the stranded tax effects in Accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. The Company elected to early adopt this guidance effective January 1, 2018 and to reclassify the stranded tax effects from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Retained earnings (refer to "Note 4. Income Taxes").

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018 (early adoption is permitted). Initial guidance stated that the new standard be applied under a modified retrospective approach with periods prior to the adoption date being adjusted. During July 2018, however, the FASB issued ASU 2018-11, Leases (Topic 842), providing another transition method allowing a company to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjusting prior periods. The Company adopted the standard effective January 1, 2019 electing the cumulative-effect adjustment approach made available in ASU 2018-11. The Company has also elected the following practical expedients:

•the package of three expedients which allows the Company to not re-assess (i) whether any expired or existing contracts are, or contain, leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases;
•the short-term lease practical expedient, which allows the Company to exclude leases with an initial term of 12 months or less ("short-term leases") from recognition in the unaudited Consolidated Balance Sheets;
•the bifurcation of lease and non-lease components practical expedients, which did not require the Company to bifurcate lease and non-lease components for our real estate leases; and
•the land easements practical expedient, which allows the Company to carry forward the accounting treatment for land easements on existing agreements.

We have implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact to our Consolidated Balance Sheet but did not have a significant impact in the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. The most significant impact was the recognition of right-of-use ("ROU") assets and liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See "Note 8. Leases" for further information.

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

Note 3. Revenue

We serve approximately 400 customers annually in more than 40 countries and across a wide variety of industries. For 2019, 2018 and 2017, the Company's ten largest customers accounted for approximately 47%, 45% and 44% of total sales, respectively.

We typically sell to customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. ("Shaw"), a significant consumer of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. Sales to Shaw were 22% of our total sales for each of the years ended December 31, 2019, 2018 and 2017.

Each of the Company’s product lines represented the following approximate percentage of total sales for 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Nylon	27%	28%	29%
Caprolactam	22%	19%	19%
Ammonium Sulfate Fertilizer	23%	20%	19%
Chemical Intermediates	28%	33%	33%
	100%	100%	100%

The Company’s revenues by geographic area for 2019, 2018 and 2017 were as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
United States	$1,057	$1,271	$1,189
International	240	244	286
Total	$1,297	$1,515	$1,475

Deferred Income and Customer Advances

The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the twelve months ended December 31, 2019:

Deferred Income and Customer Advances	2019
Opening balance January 1, 2019	$22,556
Additional cash advances	19,517
Less amounts recognized in revenues	(22,377)
Ending balance December 31, 2019	$19,696

The Company expects to recognize as revenue the December 31, 2019 ending balance of Deferred income and customer advances within one year or less.

Note 4. Income Taxes

	Years Ended December 31,
	2019	2018	2017
Income (loss) before taxes
U.S.	$53,231	$85,596	$144,499
Non-U.S.	117	172	133
	$53,348	$85,768	$144,632

Income taxes
 Income tax expense (benefit) consists of:

	Years Ended December 31,
	2019	2018	2017
Current Provision:
Federal	$2,519	$7,529	$3,682
State	1,007	2,442	1,743
Non-U.S.	24	27	22
Total current provision	$3,550	$9,998	$5,447
Deferred Provision:
Federal	$7,536	$8,081	$(6,824)
State	907	1,435	(700)
Non-U.S.	8	10	10
Total deferred provision	8,451	9,526	(7,514)
Total income tax expense (benefit)	$12,001	$19,524	$(2,067)

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
2017 Act	—%	(1.9)%	(37.6)%
U.S. state income taxes	2.8%	3.5%	2.6%
U.S. state income tax rate change	—%	—%	(1.7)%
Manufacturing incentives	—%	—%	(0.3)%
Executive compensation limitations	1.5%	1.2%	0.7%
Tax credits	(3.0)%	(0.5)%	—%
Other, net	0.2%	(0.5)%	(0.1)%
	22.5%	22.8%	(1.4)%

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

The Company's effective income tax rate for 2019 was slightly higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations, partially offset by the vesting of restricted stock units as well as current year research tax credits and additional credits claimed on the Company's 2018 U.S. federal income tax return.

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

For 2019, 2018 and 2017, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2019, tax years 2016, 2017 and 2018 are subject to examination by the tax authorities.

Deferred tax assets (liabilities)

The tax effects of temporary differences which give rise to future income tax benefits and expenses are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net Operating Loss	$8,167	$27
Accruals and Reserves	2,859	4,158
Interest Expense Limitation	2,655	—
Pension Obligation	7,318	4,804
Equity Compensation	1,695	1,979
Other	1,314	289
Total gross deferred tax assets	24,008	11,257
Less: Valuation Allowance	—	—
Total deferred tax assets	$24,008	$11,257

Deferred tax liabilities:
Property, plant & equipment	$(123,915)	$(102,783)
Intangibles	(3,713)	(3,280)
Inventory	(5,503)	(8,252)
Other	(931)	(698)
Total deferred tax liabilities	(134,062)	(115,013)
Net deferred taxes	$(110,054)	$(103,756)

The net deferred taxes are primarily related to U.S. operations. As of December 31, 2019, we recognized a federal net operating loss ("NOL") carryforward of $38,301 which can be carried forward indefinitely. We also recognized state NOL carryforwards in multiple jurisdictions for $2,139 which generally begin to expire in 2039. The Company has a foreign NOL of $70 and $111, respectively, at December 31, 2019 and 2018 which is not subject to expiration. We recognized a research tax credit carryforward of $758 at December 31, 2019 which will expire in 2039. We believe that the federal, foreign and state NOL carryforwards, tax credit carryforwards and other deferred tax assets are more likely than not to be realized and we have not recorded a valuation allowance against the deferred tax assets.

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

As of December 31, 2019 and 2018, there were no material undistributed earnings of the Company's non-U.S. subsidiaries and, as such, we have not provided a deferred tax liability for undistributed earnings.

Note 5. Accounts and Other Receivables – Net

	December 31,
	2019	2018
Accounts receivables	$105,275	$166,017
Other	3,708	1,716
Total accounts and other receivables	108,983	167,733
Less – allowance for doubtful accounts	(2,323)	(7,467)
Total accounts and other receivables – net	$106,660	$160,266

The roll-forward of allowance for doubtful accounts are summarized in the table below:

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2019	$7,467	$274	$(396)	$(5,022)	$2,323
Year ended December 31, 2018	1,410	6,226	(187)	18	7,467
Year ended December 31, 2017	3,211	725	(34)	(2,492)	1,410

Note 6. Inventories

	December 31,
	2019	2018
Raw materials	$63,644	$55,002
Work in progress	56,065	46,728
Finished goods	58,527	39,368
Spares and other	25,035	24,555
	203,271	165,653
Reduction to LIFO cost basis	(31,561)	(28,471)
Total inventories	$171,710	$137,182

Note 7. Property, Plant, Equipment – Net

	December 31,
	2019	2018
Land and improvements	$6,396	$6,396
Machinery and equipment	1,337,234	1,308,865
Buildings and improvements	184,951	173,328
Construction in progress	97,143	80,720
	1,625,724	1,569,309
Less – accumulated depreciation	(869,843)	(897,099)
Total property, plant, equipment – net	$755,881	$672,210

Capitalized interest was $6,359, $3,619 and $3,637 for the years ended December 31, 2019, 2018 and 2017, respectively.

Depreciation expense was $53,424, $49,729 and $46,428 for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 8. Leases

We determine if an arrangement is a lease at inception. Operating leases, which are reported as Operating lease right-of-use assets, and Operating lease liabilities – short-term, and Operating lease liabilities – long-term are included in our Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment – net, Accounts payable, and Other liabilities in our Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease and, when it is reasonably certain that such an option will be exercised, it is included in the determination of the corresponding assets and liabilities. Short-term leases are not recognized on our Consolidated Balance Sheets. Lease expense for all operating lease payments is recognized on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

Year ended December 31, 2019
Finance lease cost:
Amortization of right-of-use asset	$661
Interest on lease liabilities	70
Total finance lease cost	731
Operating lease cost	36,454
Short-term lease cost	12,885
Total lease cost	$50,070

Supplemental cash flow information related to leases was as follows:

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,165
Operating cash flows from finance leases	65
Financing cash flows from finance leases	4,839
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	45,541
Finance leases	1,031

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating Leases
Operating lease right-of-use assets	$135,985
Operating lease liabilities – short term	38,005
Operating lease liabilities – long term	98,347
Total operating lease liabilities	$136,352
Finance Leases
Property, plant and equipment – gross	$2,793
Accumulated depreciation	(1,391)
Property, plant and equipment – net	$1,402
Accounts payable	712
Other liabilities	708
Total finance lease liabilities	$1,420
Weighted Average Remaining Lease Term
Operating leases	9.1 years
Finance leases	2.2 years
Weighted Average Discount Rate
Operating leases	5.72%
Finance leases	4.79%

The cumulative effect of the changes made to the Consolidated Balance Sheets for the adoption of the new leasing standard on January 1, 2019 was as follows:

	Balance Sheet accounts prior to new leasing standard adoption adjustments	Adjustments due to the adoption of the new leasing standard	Balance Sheet accounts after the new leasing standard adoption adjustments
ASSETS
Property, plant and equipment – net	$1,032	$—	$1,032
Operating lease right-of-use assets	—	117,921	117,921
Total assets	1,034,626	$117,921	1,152,547

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$318	$—	$318
Operating lease liabilities – short term	—	24,794	24,794
Total current liabilities	284,724	24,794	309,518
Operating lease liabilities – long term	—	93,127	93,127
Other liabilities	762	—	762
Total liabilities	614,288	117,921	732,209
Total equity	420,338	—	420,338
Total liabilities and equity	1,034,626	$117,921	1,152,547

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020	$44,454	$762
2021	32,264	522
2022	22,602	193
2023	13,033	11
2024	11,166	8
Thereafter	61,506	—
Total lease payments	185,025	1,496
Less imputed interest	(48,673)	(76)
Total	$136,352	$1,420

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments for leases having initial or remaining non-cancellable lease terms in excess of one year were as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2019	$36,110	$239
2020	29,318	212
2021	16,111	131
2022	11,571	89
2023	9,104	—
Thereafter	26,627	—
Total lease payments	$128,841	$671

Note 9. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2019 consisted of the following:

Total term loan outstanding	$—
Amounts outstanding under the Revolving Credit Facility	297,000
Total outstanding indebtedness	297,000
Less: amounts expected to be repaid within one year	—
Total long-term debt due after one year	$297,000

At December 31, 2019, the Company assessed the amount recorded under the Term Loan (defined below) and the Revolving Credit Facility (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Scheduled principal repayments under the Long-term Debt and Credit Agreement subsequent to December 31, 2019 are as follows:

2020	$—
2021	—
2022	—
2023	297,000
2024	—
Thereafter	—
Total	$297,000

Credit Agreement

On September 30, 2016, in connection with the consummation of the Spin-Off, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the “Original Credit Agreement”). The Original Credit Agreement consisted of a $270 million term loan (the “Original Term Loan”) and a $155 million revolving loan facility (the

“Original Revolving Credit Facility”). The Original Revolving Credit Facility included a $25 million letter-of-credit sub-facility and a $20 million Swing-Line Loan sub-facility, issuances against which reduce the available capacity for borrowing.

On February 21, 2018 (the “First Amendment Date”), the Company entered into Amendment No. 1 (the “First Amendment”) to the Credit Agreement among the Company, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (the Original Credit Agreement, after giving effect to the First Amendment, the “First Amended and Restated Credit Agreement”).

As discussed above, the credit facilities under the Original Credit Agreement consisted of a senior secured term loan in an aggregate principal amount of $270 million, of which $267 million was outstanding just prior to entering into the First Amendment, and a senior secured revolving credit facility in a principal amount of $155 million. Pursuant to the First Amendment, (i) the term loan facility under the Original Credit Agreement was terminated and the entire outstanding balance of the term loan facility (the “Term Loan”) thereunder was paid in full and (ii) the maximum aggregate principal amount of the senior secured revolving credit facility (the “Revolving Credit Facility”) was increased to $425 million.

On the First Amendment Date, the Company borrowed $242 million under the Revolving Credit Facility. The proceeds of such loans, as well as cash on hand, were used to repay the outstanding Term Loan under the Original Credit Agreement. The Revolving Credit Facility under the First Amended and Restated Credit Agreement has a 5-year term with a scheduled maturity date of February 21, 2023. The First Amendment resulted in an increase in the Revolving Credit Facility to replace the Term Loan and provided increased borrowing flexibility and reduced overall borrowing costs with an approximate 50 basis point reduction in the interest rate spread.

The First Amended and Restated Credit Agreement permits the Company to utilize up to $40 million of the Revolving Credit Facility for the issuance of letters of credit and up to $40 million for swing line loans. The Company has the option to incur incremental term loans and/or increase the amount of the Revolving Credit Facility in an aggregate principal amount for all such incremental term loans and increases of the Revolving Credit Facility of up to the sum of (x) $175 million plus (y) an amount such that the Company’s Consolidated Senior Secured Leverage Ratio (as defined in the First Amended and Restated Credit Agreement) would not be greater than 1.75 to 1.00, in each case, to the extent that any one or more lenders, whether or not currently party to the First Amended and Restated Credit Agreement, commits to be a lender for such amount. Borrowings under the First Amended and Restated Credit Agreement bore interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 1.50% or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 2.50%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement). The Company was also required to pay a commitment fee in respect of unused commitments under the Revolving Credit Facility, if any, at a rate ranging from 0.20% to 0.40% per annum depending on the Company’s Consolidated Leverage Ratio. The initial margin under the First Amended and Restated Credit Agreement was 0.75% for base rate loans and 1.75% for Eurodollar rate loans and the initial commitment fee rate was 0.25% per annum.

The First Amended and Restated Credit Agreement contained customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The First Amended and Restated Credit Agreement also contained financial covenants that required the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the First Amended and Restated Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2018, through and including the fiscal quarter ending December 31, 2019, (ii) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2020, through and including the fiscal quarter ending December 31, 2020, (iii) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2021, through and including the fiscal quarter ending December 31, 2021, and (iv) 2.75 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company did not comply with the covenants in the First Amended and Restated Credit Agreement, the lenders could have, subject to customary cure rights, required the immediate payment of all amounts outstanding under the Revolving Credit Facility.

The obligations under the First Amended and Restated Credit Agreement are secured by a pledge of assets and liens on substantially all of the assets of AdvanSix.

The Company had approximately $4.2 million of letter of credit agreements outstanding as of December 31, 2019, of which $3.2 million are bi-lateral letters of credit outside the Revolving Credit Facility with $1.0 million outstanding under the Revolving Credit Facility.

On February 19, 2020, the Company entered into Amendment No. 2 to the Credit Agreement to amend the consolidated leverage ratios in order to provide the Company with additional operating flexibility. For a discussion of Amendment No. 2 to the Credit Agreement, please refer to Note 19. "Subsequent Events."

Note 10. Postretirement Benefit Obligations

Defined Contribution Benefit Plan

On January 1, 2017, the Company established a defined contribution plan which covers all eligible U.S. employees. Our plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis to save for their future retirement needs. The Company matches 50% of the first 8% of contributions for employees covered by a collective bargaining agreement and matches 75% of the first 8% of the employee’s contribution election for all other employees. The plan’s matching contributions vest after three years of service with the Company. The Company may also provide an additional discretionary retirement savings contribution which is at the sole discretion of the Company. The Company made contributions to the defined contribution plan of $5,944, $5,514 and $5,379 for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Change in benefit obligation:	2019	2018	2017
Benefit obligation at January 1,	$48,450	$51,018	$33,887
Service Cost	6,855	8,008	7,629
Interest Cost	2,084	1,875	1,333
Actuarial losses (gains)	12,364	(12,324)	8,190
Benefits Paid	(472)	(127)	(21)
Benefit obligation at December 31,	$69,281	$48,450	$51,018

Change in plan assets:
Fair value of plan assets at January 1,	$26,789	$17,321	$—
Actual return on plan assets	5,462	(2,205)	592
Benefits paid	(472)	(127)	(21)
Company Contributions	4,200	11,800	16,750
Fair value of plan assets at December 31,	35,979	26,789	17,321

Funded status of plan	$33,302	$21,661	$33,697

Amounts recognized in Balance Sheet consists of:
Accrued pension liabilities-current (1)	$892	$581	$301
Accrued pension liabilities-noncurrent (2)	32,410	21,080	33,396
Total pension liabilities recognized	$33,302	$21,661	$33,697

(1) Included in accrued liabilities on Balance Sheet
(2) Included in postretirement benefit obligations on Balance Sheet

Pension amount recognized in accumulated other comprehensive loss (income) associated with the Company's pension plan are as follows for:

	Years Ended December 31,
	2019	2018	2017
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net actuarial (gain) loss	4,012	(4,226)	4,743
Pension amounts recognized in other comprehensive loss (income)	$4,012	$(4,226)	$4,743

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for our pension plan include the following components:

	Years Ended December 31,
	2019	2018	2017
Net periodic pension cost (benefit)
Service cost	$6,855	$8,008	$7,629
Interest cost	2,084	1,875	1,333
Expected return on plan assets	(1,336)	(1,151)	(302)
Recognition of actuarial losses	—	—	—
Net periodic Pension Cost	7,603	8,732	8,660
Other changes in benefits obligations recognized in other comprehensive loss (income)
Actuarial losses (gains)	8,238	(8,969)	7,902
Total recognized in other comprehensive income	8,238	(8,969)	7,902
Total net periodic pension cost (benefit) recognized in Other comprehensive income	$15,841	$(237)	$16,562

The estimated actuarial loss (gain) that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2019 and 2018 is expected to be nil.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our pension plan were as follows:

Key actuarial assumptions used to determine benefit obligations at December 31,	2019	2018	2017
Effective discount rate for benefit obligation	3.5%	4.6%	3.9%
Expected annual rate of compensation increase	2.4%	2.8%	2.8%

Key actuarial assumptions used to determine the net periodic benefit cost for the years ended December 31,	2019	2018	2017
Effective discount rate for service cost	4.6%	3.9%	4.5%
Effective discount rate for interest cost	4.3%	3.7%	4.0%
Expected long-term rate of return	7.0%	7.0%	5.8%
Expected annual rate of compensation increase	2.8%	2.8%	2.8%

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

The accumulated benefit obligation for our pension plan was $54.4 million, $36.7 million and $31.2 million as of December 31, 2019, 2018 and 2017, respectively.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid during the following years:

2020	$892
2021	1,461
2022	1,836
2023	2,312
2024	2,805
Thereafter	21,327

Our general funding policy for our pension plan is to contribute amounts at least sufficient to satisfy regulatory funding standards. We plan to make estimated payments through such time as the plan is fully funded. The Company made pension plan contributions sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan as follows:

	Years Ended December 31,
	2019	2018	2017
1st Quarter	$—	$1,950	$2,150
2nd Quarter	500	6,600	1,600
3rd Quarter	3,700	3,250	11,050
4th Quarter	—	—	1,950
Total	$4,200	$11,800	$16,750

The Company plans to make pension plan contributions during 2020 sufficient to satisfy pension funding requirements of $5.0 to $10.0 million as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

The target asset allocation percent for the Company's pension plan assets is summarized as follows:

	Years Ended December 31,
	2019	2018
Cash and cash equivalents	2%	2%
US and non-US equity securities	65%	65%
Fixed income / real estate / other securities	33%	33%
Total Pension Assets	100%	100%

Fixed income and other securities include investment grade securities covering the Treasury, agency, asset-backed, mortgage-backed and credit sectors of the U.S. Bond Market, as well as listed real estate companies and real estate investment trusts located in both developed and emerging markets.

	Fair Value at December 31,
Fair Value Measurements	2019	2018	2017
Investments valued using NAV per share
Emerging Markets Region Equities	$2,264	$1,538	$1,090
International Region Equities	6,755	4,535	3,215
United States Equities	15,377	11,071	7,273
United States Bonds	9,477	7,878	4,723
Real Estate	1,767	1,357	872
Cash Fund	339	410	148
Total Pension Plan Assets at Fair Value	$35,979	$26,789	$17,321

The pension plan assets are invested in collective investment trust funds as shown above. These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy.

Note 11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During the fourth quarter of 2018, the Company acquired a royalty stream which has been treated as an asset acquisition. The purchase price of the royalty stream for $1 million approximated fair value at December 31, 2018 and is considered a Level 3 asset. The fair value measurement is based on the expected future cash flows and, as there is no reason to believe that the asset is impaired, it is assumed that the valuation remains unchanged at December 31, 2019. In November 2018 and July 2019, the Company entered into two interest rate swap transactions related to its credit agreement. The fair value of the interest rate swaps at December 31, 2019 and 2018 was a loss of approximately $1.7 million and $0.8 million, respectively, and is considered a Level 2 liability.

There were no financial or non-financial assets or liabilities which required fair value measurement at December 31, 2017.

The pension plan assets are invested in collective investment trust funds. These investments are measured at fair value using the net asset value per share practical expedient. Investments valued using the net asset value method (NAV) (or its equivalent) practical expedient are excluded from the fair value hierarchy disclosure.

The Company’s Consolidated Balance Sheets also include Cash and cash equivalents, Accounts receivable and Accounts payable all of which are recorded at amounts which approximate fair value.

The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment. Goodwill and indefinite lived intangible assets must be evaluated at least annually.

Note 12. Derivative and Hedging Instruments

The specific credit and market, commodity price and interest rate risks to which the Company is exposed in connection with its ongoing business operations are described below. This discussion includes an explanation of the hedging instrument and interest rate swap agreements, used to manage the Company’s interest rate risk associated with a fixed and floating-rate borrowing.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Although the Company did not have any customers with significant concentrations of trade accounts receivable – net at December 31, 2019, it had one customer that accounted for approximately 22% of trade accounts receivable – net at December 31, 2018.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2019 and 2018, we had no contracts with notional amounts related to forward commodity agreements.

Interest Rate Risk Management – The Company has entered into two interest rate swap agreements for a total notional amount of $100 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. These interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. In accordance with FASB Accounting Standards Codification ("ASC") 815, the Company designated the interest rate swaps as cash flow hedges of floating-rate borrowings. These interest rate swaps convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. These interest rate swaps involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the interest rate swap without an exchange of the underlying principal amount.

	Liability Derivatives

	2019		2018		2017

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	$(1,718)	Accrued liabilities and Other liabilities	$(833)	N / A	$—

Total Derivatives		$(1,718)		$(833)		$—

The following table summarizes adjustments related to cash flow hedge included in “Cash flow hedges”, in the Consolidated Statements of Comprehensive Income:

December 31, 2019
Loss on derivative instruments included in Accumulated other comprehensive income at December 31, 2018	$(833)
Fair value adjustment	(885)
Loss on derivative instruments included in Accumulated other comprehensive income at December 31, 2019	$(1,718)

At December 31, 2019, the Company expects to reclassify approximately $0.8 million of net gains (losses) on derivative instruments from Accumulated other comprehensive income to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

Note 13. Commitments and Contingencies

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

On March 13, 2018, a federal search warrant was executed at the Company’s Hopewell, Virginia manufacturing facility. On the same date, the Company was separately served with a grand jury subpoena issued by the U.S. District Court for the Eastern District of Virginia, which requested documents related to the Hopewell facility’s air emissions and its compliance with the terms of the previously disclosed 2013 consent decree with the federal government and the Commonwealth of Virginia. The Company was notified during the first quarter of 2019 that the U.S. Attorney’s Office for the Eastern District of Virginia had closed its investigation and no further action by the Company was required. On May 13, 2019, the Company announced that the United States Government notified the Company that the balance of the criminal investigation concluded with no further action required.

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2020.

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

Future minimum payments for these unconditional purchase obligations as of December 31, 2019 are as follows (dollars in thousands):

Year	Amount
2020	$80,772
2021	38,465
2022	30,142
2023	14,954
2024	11,707
Thereafter	184,544
$360,584

Note 14. Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Postretirement Benefit Obligations Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2016	$(4,998)	$1,963	$—	$(3,035)
Other comprehensive income (loss)	12	(7,902)	—	(7,890)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax expense (benefit)	—	1,879	—	1,879
Current period change	12	(6,023)	—	(6,011)
Balance at December 31, 2017	(4,986)	(4,060)	—	(9,046)

Other comprehensive income (loss)	(25)	8,969	(833)	8,111
Amounts reclassified from accumulated other comprehensive income (loss)	—	410	—	410
Income tax expense (benefit)	—	(2,149)	200	(1,949)
Current period change	(25)	7,230	(633)	6,572
Balance at December 31, 2018	(5,011)	3,170	(633)	(2,474)

Other comprehensive income (loss)	(9)	(8,238)	(1,589)	(9,836)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	705	705
Income tax expense (benefit)	—	1,943	211	2,154
Current period change	(9)	(6,295)	(673)	(6,977)
Balance at December 31, 2019	$(5,020)	$(3,125)	$(1,306)	$(9,451)

Note 15. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
	2019	2018	2017
Basic
Net Income	$41,347	$66,244	$146,699

Weighted average common shares outstanding	28,122,288	30,172,050	30,482,966

EPS – Basic	$1.47	$2.20	$4.81

	Years Ended December 31,
	2019	2018	2017
Diluted
Net Income	$41,347	$66,244	$146,699

Weighted average common shares outstanding – Basic	28,122,288	30,172,050	30,482,966

Dilutive effect of unvested equity awards	776,548	806,241	608,635

Weighted average common shares outstanding – Diluted	28,898,836	30,978,291	31,091,601

EPS – Diluted	$1.43	$2.14	$4.72

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2019, 2018 and 2017, stock options of 544,635, 349,312 and nil, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

In September 2017, the Board of Directors (the "Board") adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund. Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix common stock upon distribution. As of December 31, 2019, a total of 29,106 units were allocated to the AdvanSix stock unit fund under the DCP.

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. During 2019, the Company repurchased 1,898,013 shares of common stock under the share repurchase program and 400,394 shares of common stock covering the tax withholding obligations in connection with the vesting of equity awards for a total of $62.2 million at a weighted average market price of $27.04 per share. The purchase of shares reduces the weighted average number of shares outstanding in the basic and diluted earnings per share calculations.

Note 16. Stock-Based Compensation Plans

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

Under the terms of the Equity Plan, there were 1,438,519 shares of AdvanSix common stock available for future grants of full-value awards, of which 328,799 were available for awards other than full-value awards on a one-for-one basis, at December 31, 2019.

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

The following table summarizes information about RSU activity related to the Equity Plan:

	Number of Restricted Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2016	908	$16.41
Granted	98	27.43
Vested	—	—
Forfeited	(2)	27.73
Non-vested at December 31, 2017	1,004	17.46
Granted	65	41.58
Vested	(73)	19.31
Forfeited	(2)	32.59
Non-vested at December 31, 2018	994	18.90
Granted	131	29.42
Vested	(864)	16.78
Forfeited	(7)	32.93
Non-vested at December 31, 2019	254	$30.97

As of December 31, 2019, there was approximately $3.6 million of total unrecognized compensation cost related to non-vested RSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 0.33 years.

The following table summarizes information about the income statement impact from RSUs for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Compensation expense	$6,125	$6,606	$6,141
Future income tax benefit recognized	$678	$1,262	$755

Stock Options – The exercise price, term and other conditions applicable to each option granted under the Equity Plan are generally determined by the Compensation Committee of the Board. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The fair value is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award). Options generally vest over periods ranging from 1 to 3 years.

The following table summarizes information about the income statement impact from stock options for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
Compensation expense	$1,989	$1,470	$969
Future income tax benefit recognized	$745	$466	$230

The fair value related to stock options granted was determined using Black-Scholes option pricing model and the weighted average assumptions are shown in the table below:

	Years Ended December 31,
Key Black-Scholes Assumptions	2019	2018	2017
Risk-free interest rate	2.5%	2.7%	2.2%
Expected term (years)	6	6	6
Volatility	30.9%	29.7%	37.0%
Dividend yield	—	—	—
Fair value per stock option	$11.67	$14.44	$10.48

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

The following table summarizes information about stock option activity related to the Equity Plan:

	Number of Shares (In Thousands)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	—	$—	—
Granted	175	26.66
Exercised	—	—
Forfeited	(3)	26.66
Expired	—	—
Outstanding at December 31, 2017	172	26.66	9.31	$2,651
Exercisable at December 31, 2017	—	$—	—	$—

Granted	129	41.97
Exercised	—	—
Forfeited	(3)	33.64
Expired	—	—
Outstanding at December 31, 2018	298	33.24	8.80	$—
Exercisable at December 31, 2018	57	$33.23	8.30	$—

Granted	196	33.34
Exercised	1	26.66
Forfeited	(4)	31.75
Expired	—	—
Outstanding at December 31, 2019	491	33.28	8.22	$—
Exercisable at December 31, 2019	156	$30.83	7.45

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

As of December 31, 2019, there was $1.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of approximately 0.9 years.

Performance Stock Units – The Company has issued PSUs to key senior management employees which, upon vesting, convert one-for-one to AdvanSix common stock. The actual number of shares an employee receives for each PSU depends on the Company’s performance against cumulative Earnings Per Share and average annual Return on

Investment goals over three-year performance and vesting periods. Each grantee is granted a target level of PSUs and may earn between 0% and 200% of the target level depending on the Company’s performance against the financial goals.

The following table summarizes information about PSU activity related to the Equity Plan:

	Number of Performance Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2016	—	$—
Granted	90	26.66
Vested	—	—
Forfeited	(1)	26.66
Non-vested at December 31, 2017	89	26.66
Granted	58	41.97
Vested	—	—
Forfeited	(2)	31.68
Non-vested at December 31, 2018	145	32.73
Granted	88	33.34
Vested	—	—
Forfeited	(3)	35.04
Non-vested at December 31, 2019	230	30.03

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

As of December 31, 2019, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested PSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 0.9 years.

The following table summarizes information about the income statement impact from PSUs for the year ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
Compensation expense	$236	$2,057	$632
Future income tax benefit recognized	$271	$252	$66

Note 17. Unaudited Selected Quarterly Financial Data

The following tables show selected unaudited quarterly results of operations for 2019 and 2018. The quarterly data has been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

	2019
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31,
Net Sales	$314,895	$345,215	$310,633	$326,650	$1,297,393
Gross Profit	48,015	42,087	30,510	14,860	135,472
Net Income	20,174	15,346	7,921	(2,094)	41,347
Earnings per share – basic (1)	0.70	0.54	0.29	(0.08)	1.47
Earnings per share – diluted (1)	0.68	0.53	0.28	(0.08)	1.43

	2018
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31,
Net Sales	$359,238	$400,459	$368,653	$386,634	$1,514,984
Gross Profit	37,918	57,501	25,219	53,849	174,487
Net Income	11,593	28,410	5,480	20,761	66,244
Earnings per share – basic (1)	0.38	0.93	0.18	0.70	2.20
Earnings per share – diluted (1)	0.37	0.91	0.18	0.68	2.14

(1)	Total for the full year may differ from the sum of the individual quarters due to the requirement to use weighted average shares each quarter which may fluctuate with share repurchases and share issuances.

Note 18. Restructuring

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

Restructuring costs consist of long-lived asset impairments, facility exit costs, employee separations and inventory write-downs. Facility exit costs include demolition, equipment relocation, contract terminations and project management costs. These costs are included in Cost of goods sold in the Consolidated Statements of Operations. The Company recorded a restructuring charge of $11.0 million during 2019 and does not expect to incur any additional restructuring charges related to the closure of its films plant.

Restructuring costs for the year ended December 31, 2019 were as follows:

Year ended December 31, 2019
Write-off of equipment and facility	$7,164
Facility exit costs	1,326
Employee separations	1,491
Inventory write-downs	1,039
Total restructuring charges	$11,020

The following table summarizes the components of restructuring activities and the remaining balances of accrued restructuring charges as of December 31, 2019:

	Employee Separation Benefits	Facility Exit Costs	Total
Accrual balance at December 31, 2018	$—	$—	$—
Charges	1,491	1,326	2,817
Cash payments	(1,364)	(916)	(2,280)
Accrual balance at December 31, 2019	$127	$410	$537

The balance of accrued restructuring charges is expected to be settled within the next twelve months.

Note 19. Subsequent Events

On February 19, 2020, the Company entered into Amendment No. 2 (the “Second Amendment”) to the First Amended and Restated Credit Agreement (the First Amended and Restated Credit Agreement, after giving effect to the Second Amendment, the “Second Amended and Restated Credit Agreement”).

The Second Amendment amends the consolidated leverage ratio financial covenant of the First Amended and Restated Credit Agreement and requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). The consolidated interest coverage ratio financial covenant of the First Amended and Restated Credit Agreement was not changed and continues to require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company does not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility.

Borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 2.00% or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 3.00%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement). The Company is also required to pay a commitment fee in respect of unused commitments under the credit facility, if any, at a rate ranging from 0.20% to 0.50% per annum depending on the Company’s Consolidated Leverage Ratio. Based on 2019 year-end results, the applicable margin under the Second Amended and Restated Credit Agreement is expected to be 1.25% for base rate loans and 2.25% for Eurodollar rate loans and the applicable commitment fee rate is expected to be 0.35% per annum.

In addition, the Second Amendment also amended certain administrative provisions associated with the LIBOR Successor Rate (as defined in the Second Amended and Restated Credit Agreement).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AdvanSix Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AdvanSix Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Transfer of Control

As described in Notes 2 and 3 to the consolidated financial statements, the Company recorded $1,297 million in total revenues for the year ended December 31, 2019. Sales of the Company’s products to customers are made under a purchase order, and in certain cases in accordance with the terms of a master services agreement. A performance obligation is created when a customer submits a purchase order for a specific product at a specified price. Management considers the performance obligation satisfied at the point in time when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and risk of loss to the customer. Transfer of control to the customer occurs through various modes of shipment, including trucks, railcars, and vessels, and follows a variety of commercially acceptable shipping or destination point terms pursuant to the arrangement with the customer.

The principal considerations for our determination that performing procedures relating to revenue recognition – transfer of control is a critical audit matter are there was a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to the determination of the point in time when control of the product was transferred to the customer and thus revenue was recognized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s revenue recognition process, including controls over the point in time when control of the product was transferred to the customer, which was when management considered the performance obligation was satisfied. These procedures also included, among others, evaluating contractual terms in customer arrangements that impact management’s determination of the transfer of control of the product to the customer and subsequent recognition of revenue on a sample basis. Evaluating when control of the product was transferred to the customer involved obtaining purchase orders and shipping documents relating to the satisfaction of the performance obligation and the point in time when control of the product was transferred to the customer and thus revenue was recognized.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 21, 2020

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2019, the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report, which is included in "Item 8. Financial Statements and Supplementary Data."

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2020 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2019 (the "2020 Proxy Statement"), and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of AdvanSix appears in Part I of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant.

The members of the Audit Committee of our Board of Directors (the "Board") are: Paul E. Huck (Chair), Darrell K. Hughes and Daniel F. Sansone. The Board has determined that Mr. Huck has been designated as the audit committee financial expert as defined by applicable SEC rules and that Mr. Huck, Mr. Hughes and Mr. Sansone satisfy the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.

AdvanSix’s corporate governance policies and procedures, including the Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board are available, free of charge, on our website under the heading Investor Relations (see Corporate Governance), or by writing to AdvanSix Inc., 300 Kimball Drive, Suite 101, Parsippany, New Jersey 07054, c/o Corporate Secretary. AdvanSix’s Code of Business Conduct applies to all AdvanSix directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of AdvanSix’s directors or executive officers will be published on our website within four business days of such amendment or waiver.

Item 11. Executive Compensation

Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2020 Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2020 Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the 2020 Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2020 Proxy Statement, and such information is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements	Page Number
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	41
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	42
Consolidated Balance Sheets at December 31, 2019 and 2018	43
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	44
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017	45
Notes to Consolidated Financial Statements	46
Report of Independent Registered Public Accounting Firm	74

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

ADVANSIX INC.

Date: February 21, 2020	By:	/s/ Michael Preston
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
February 21, 2020

EXHIBIT INDEX

Exhibit No.	Description

2.1
Separation and Distribution Agreement, dated as of September 22, 2016, between Honeywell International Inc. and AdvanSix Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 28, 2016).

3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).

3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).

4.1	Description of Securities of the Registrant.

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

10.9
Amendment No. 2 to Credit Agreement, dated as of February 19, 2020, among AdvanSix Inc., the guarantors, the lenders signatory thereto and Bank of America, N.A., as the administrative agent (with annexed Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 21, 2020).

10.10
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

10.14
Offer of Employment Letter between AdvanSix Inc. and Christopher Gramm, dated as of August 19, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.15	Offer of Employment Letter between AdvanSix Inc. and Willem L. Blindenbach, dated as of October 2, 2019. †

10.16	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.17
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.18
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

10.20
Form of Stock Option Award Agreement under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.21	AdvanSix Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 26, 2017). †

10.22	Executive Severance Pay Plan of AdvanSix Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 15, 2017). †

10.23	Form of Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2018). †

10.24
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

Exhibit No.	Description

10.27
Third Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of December 12, 2014, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.28
Fourth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of January 13, 2016, by and between Honeywell Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on July 25, 2016). *

10.29
Fifth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group,
Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated and filed with the SEC on March 6, 2017). *

10.30
Sixth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated and filed with the SEC on March 6, 2017). *

10.31
Seventh Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of February 22, 2018, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2018) *

10.32
Eighth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of February 22, 2018, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2018) *

10.33
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

Exhibit No.	Description

99.3
Pertinent pages from the Annual Report of Honeywell International Inc. on Form 10-K for the fiscal year ended December 31, 2015, filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.3 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on May 12, 2016).

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted for certain information contained in Exhibits 10.24 through 10.33, and the omitted portions have been filed separately with the SEC.