Form 10-Q
period 2020-03-31
AdvanSix Inc.
filed 2020-05-01
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
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

The Registrant had 28,004,331 shares of common stock, $0.01 par value, outstanding at April 24, 2020.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Sales	$302,713	$314,895
Costs, expenses and other:
Costs of goods sold	272,008	266,880
Selling, general and administrative expenses	16,740	19,413
Other non-operating expense (income), net	1,725	1,604
Total costs, expenses and other	290,473	287,897

Income before taxes	12,240	26,998
Income tax expense	3,664	6,824
Net income	$8,576	$20,174

Earnings per common share
Basic	$0.31	$0.70
Diluted	$0.31	$0.68
Weighted average common shares outstanding
Basic	27,942,486	28,820,603
Diluted	28,050,955	29,786,957

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$8,576	$20,174
Foreign exchange translation adjustment	(57)	(1)
Cash-flow hedges	(1,836)	(192)
Other comprehensive income (loss), net of tax	(1,893)	(193)
Comprehensive income	$6,683	$19,981

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$30,754	$7,050
Accounts and other receivables – net	113,302	104,613
Inventories – net	158,066	171,710
Taxes receivable	9,701	2,047
Other current assets	4,641	5,117
Total current assets	316,464	290,537
Property, plant and equipment – net	766,355	755,881
Operating lease right-of-use assets	127,501	135,985
Goodwill	15,005	15,005
Other assets	37,987	38,561
Total assets	$1,263,312	$1,235,969

LIABILITIES
Current liabilities:
Accounts payable	$185,938	$205,911
Accrued liabilities	31,311	28,114
Operating lease liabilities – short-term	38,361	38,005
Deferred income and customer advances	13,070	19,696
Total current liabilities	268,680	291,726
Deferred income taxes	120,663	110,071
Operating lease liabilities – long-term	89,759	98,347
Line of credit – long-term	337,000	297,000
Postretirement benefit obligations	32,734	32,410
Other liabilities	6,640	5,537
Total liabilities	855,476	835,091

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,578,393 shares issued and 27,996,115 outstanding at March 31, 2020; 31,423,898 shares issued and 27,914,777 outstanding at December 31, 2019	316	314
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Treasury stock at par (3,582,278 shares at March 31, 2020; 3,509,121 shares at December 31, 2019)	(36)	(35)
Additional paid-in capital	181,158	180,884
Retained earnings	237,742	229,166
Accumulated other comprehensive loss	(11,344)	(9,451)
Total stockholders' equity	407,836	400,878
Total liabilities and stockholders' equity	$1,263,312	$1,235,969
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$8,576	$20,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,432	13,915
Loss on disposal of assets	35	415
Deferred income taxes	11,204	3,747
Stock based compensation	1,198	2,762
Accretion of deferred financing fees	130	107
Changes in assets and liabilities:
Accounts and other receivables	(8,746)	42,621
Inventories	13,644	(3,416)
Taxes receivable	(7,654)	397
Accounts payable	(9,752)	(30,674)
Accrued liabilities	2,912	(7,232)
Deferred income and customer advances	(6,626)	(1,862)
Other assets and liabilities	366	1,122
Net cash provided by operating activities	19,719	42,076

Cash flows from investing activities:
Expenditures for property, plant and equipment	(34,100)	(39,512)
Other investing activities	(385)	(587)
Net cash used for investing activities	(34,485)	(40,099)

Cash flows from financing activities:
Borrowings from line of credit	133,500	85,500
Payments of line of credit	(93,500)	(65,500)
Payment of line of credit facility fees	(425)	—
Principal payments of finance leases	(182)	(145)
Purchase of treasury stock	(925)	(23,853)
Issuance of common stock	2	16
Net cash provided by (used for) financing activities	38,470	(3,982)

Net change in cash and cash equivalents	23,704	(2,005)
Cash and cash equivalents at beginning of period	7,050	9,808
Cash and cash equivalents at the end of period	$30,754	$7,803

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$11,553	$14,039

Supplemental cash activities:
Cash paid for interest	$730	$1,040
Cash paid for income taxes	$109	$21
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2019	31,423,898	$314	$180,884	$229,166	$(35)	$(9,451)	$400,878

Net Income	—	—	—	8,576	—	—	8,576
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(57)	(57)
Cash-flow Hedges	—	—	—	—	—	(1,836)	(1,836)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,893)	(1,893)
Issuance of common stock	154,495	2	—	—	—	—	2
Purchase of treasury stock (73,157 shares)	—	—	(924)	—	(1)	—	(925)
Stock-based compensation	—	—	1,198	—	—	—	1,198
Balance at March 31, 2020	31,578,393	$316	$181,158	$237,742	$(36)	$(11,344)	$407,836

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2018	30,555,715	$306	$234,699	$187,819	$(12)	$(2,474)	$420,338

Net Income	—	—	—	20,174	—	—	20,174
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(1)	(1)
Cash-flow Hedges	—	—	—	—	—	(192)	(192)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(193)	(193)
Issuance of common stock	22,497	—	16	—	—	—	16
Purchase of treasury stock (793,754 shares)	—	—	(23,845)	—	(8)	—	(23,853)
Stock-based compensation	—	—	2,762	—	—	—	2,762
Balance at March 31, 2019	30,578,212	$306	$213,632	$207,993	$(20)	$(2,667)	$419,244

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

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has spread rapidly, with most countries and territories worldwide with confirmed cases. The spread has resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional and national economies including disruptions to supply chains, reduced demand and production across most industries, declines and volatility within global financial markets and decreased workforces causing increased unemployment. The U.S. Department of Homeland Security has designated our industry as "essential critical infrastructure" during the response to COVID-19 for both public health and safety as well as community well-being and we are executing our business continuity plans to maintain operations and meet customer demand. The Company continues to evaluate the potential impact of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020. The CARES Act, and other government stimulus programs are intended to provide economic relief resulting from the COVID-19 pandemic and includes, but is not limited to, provisions for taxes, employment related costs, deferral of pension payments and options for liquidity.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s first quarter 2020 results of operations, however, it may have a material impact in the future on the Company's results of operations, financial position and liquidity.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2020, and its results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. The year-end Condensed Consolidated Balance Sheet data were derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three months ended March 31, 2020 and 2019 were March 28, 2020 and March 30, 2019, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at March 31, 2020 and December 31, 2019 aggregated $0.3 million and $1.7 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.
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
As of March 31, 2020, the Company had repurchased 3,582,278 shares of common stock, including 492,516 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $101.6 million at a weighted average market price of $28.36 per share. As of March 31, 2020, $59.6 million remained available for share repurchases under the current authorization. During the period April 1, 2020 through April 24, 2020, no additional shares were repurchased under the currently authorized repurchase program.

2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 are effective for companies as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company is evaluating the impact that the amendments of this standard would have on the Company's consolidated financial position or results of operations upon adoption.

On December 18, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes the exception to the general principles in ASC 740, Income Taxes, associated with the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments and interim-period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU improves the application of income tax related guidance and simplifies U.S. GAAP when accounting for franchise taxes that are partially based on income, transactions with government resulting in a step-up in tax basis goodwill, separate financial statements of legal entities not subject to tax, and enacted changes in tax laws in interim periods. Different transition approaches, retrospective, modified retrospective, or prospective, will apply to each income tax simplification provision. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments in this update is permitted, including adoption in any interim period. The Company is evaluating these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments of ASU No. 2018-13 are effective for companies for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-13 effective January 1, 2020, which did not have a material impact on the Company's consolidated financial position or results of operations upon adoption.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill, from the goodwill impairment test. The amendments of ASU No. 2017-04 are effective for companies for fiscal years beginning after December 15, 2019 and requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company adopted ASU 2017-04 effective January 1, 2020, which did not have a material impact on the Company's consolidated financial position or results of operations upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments of ASU No. 2016-13 are effective for companies for fiscal years beginning after December 15, 2019 and modify existing guidance related to the measurement of credit losses on financial instruments, including trade and loan receivables. The new guidance requires impairments to be measured based on expected losses over the life of the asset rather than incurred losses. The Company adopted ASU 2016-13 effective January 1, 2020, using a modified retrospective approach, which did not have a material impact on the Company's consolidated financial position or results of operations upon adoption.

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in more than 40 countries and across a wide variety of industries. For the three months ended March 31, 2020 and 2019, the Company's ten largest customers accounted for approximately 43% and 48% of total sales, respectively.
We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. For the three months ended March 31, 2020 and 2019, our sales to Shaw were 17% and 22%, respectively, of our total sales.

Each of the Company’s product lines represented the following approximate percentage of total sales for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Nylon	26%	31%
Caprolactam	22%	20%
Ammonium Sulfate Fertilizers	23%	21%
Chemical Intermediates	29%	28%
	100%	100%

The Company's revenues by geographic area for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
United States	$230,443	$257,642
International	72,270	57,253
Total	$302,713	$314,895

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the three months ended March 31, 2020:

Opening balance January 1, 2020	$19,696
Additions to deferred revenues	678
Less amounts recognized in revenues	(7,304)
Ending balance March 31, 2020	$13,070
The Company expects to recognize as revenue the March 31, 2020 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Basic
Net Income	$8,576	$20,174
Weighted average common shares outstanding	27,942,486	28,820,603
EPS – Basic	$0.31	$0.70
Diluted
Dilutive effect of equity awards and other stock-based holdings	108,469	966,354
Weighted average common shares outstanding	28,050,955	29,786,957
EPS – Diluted	$0.31	$0.68

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents (which includes units allocated to the AdvanSix stock unit fund under the AdvanSix Inc. Deferred Compensation Plan) using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Options and stock equivalents	935,402	330,823

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

5. Accounts and Other Receivables – Net

	March 31, 2020	December 31, 2019
Accounts receivables	$113,326	$105,275
Other	1,838	1,661
Total accounts and other receivables	115,164	106,936
Less – allowance for doubtful accounts	(1,862)	(2,323)
Total accounts and other receivables – net	$113,302	$104,613

6. Inventories

	March 31, 2020	December 31, 2019
Raw materials	$63,487	$63,644
Work in progress	53,014	56,065
Finished goods	50,993	58,527
Spares and other	25,984	25,035
	193,478	203,271
Reduction to LIFO cost basis	(35,412)	(31,561)
Total inventories – net	$158,066	$171,710

7. Postretirement Benefit Cost

The components of Net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended March 31,
	2020	2019
Service cost	$2,005	$1,714
Interest cost	544	521
Expected return on plan assets	(524)	(334)
Net periodic benefit cost	$2,025	$1,901

The Company made contributions to the defined benefit pension plan of $1.7 million during the three months ended March 31, 2020. The Company currently plans to make pension plan contributions during 2020 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $5 to $10 million and will continue to evaluate options afforded under the CARES Act with respect to the deferral of pension plan contributions for calendar year 2020. We anticipate making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

8. Long-term Debt and Credit Agreement

At March 31, 2020, the Company assessed the amount recorded under the Revolving Credit Facility (defined below) and determined that such amounts approximate fair value. Since a floating rate interest is applied to all borrowings from our Revolving Credit Facility, the fair value of our debt closely approximates the carrying value and is therefore classified as Level 2 within the valuation hierarchy.

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

The Second Amendment amended the Consolidated Leverage Ratio financial covenant of the Credit Agreement and requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ended March 31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). The Consolidated Interest Coverage Ratio financial covenant of the First Amended and Restated Credit Agreement was not changed and continues to require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company does not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility.

Borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 2.00% or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 3.00%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement). The Company is also required to pay a commitment fee in respect of unused commitments under the credit facility, if any, at a rate ranging from 0.20% to 0.50% per annum depending on the Company’s Consolidated Leverage Ratio. The initial margin under the Second Amended and Restated Credit Agreement was 1.25% for base rate loans and 2.25% for Eurodollar rate loans and the applicable commitment fee rate was 0.35% per annum.

In addition, the Second Amendment also amended certain administrative provisions associated with the LIBOR Successor Rate (as defined in the Second Amended and Restated Credit Agreement).

The obligations under the Second Amended and Restated Credit Agreement are secured by a pledge of assets and liens on substantially all of the assets of AdvanSix.

Since the start of 2020, the Company has since borrowed an incremental $133.5 million for working capital purposes under the Revolving Credit Facility and repaid $93.5 million to bring the balance under the Revolving Credit Facility to $337 million at March 31, 2020.

The Company had approximately $1.0 million of letter of credit agreements outstanding under the Revolving Credit Facility at March 31, 2020, as well as an immaterial amount associated with bilateral letters of credit outside the Revolving Credit Facility.

9. Leases

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

The components of lease expense were as follows:

Three Months Ended March 31, 2020
Finance lease cost:
Amortization of right-of-use asset	$181
Interest on lease liabilities	15
Total finance lease cost	196
Operating lease cost	11,044
Short-term lease cost	1,873
Variable lease cost	—
Total lease cost	$13,113

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,958
Operating cash flows from finance leases	16
Financing cash flows from finance leases	182
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,048
Finance leases	5

Supplemental balance sheet information related to leases was as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

March 31, 2020
Operating Leases
Operating lease right-of-use assets	$127,501
Operating lease liabilities – short term	38,361
Operating lease liabilities – long term	89,759
Total operating lease liabilities	$128,120
Finance Leases
Property, plant and equipment – gross	$2,068
Accumulated depreciation	(842)
Property, plant and equipment – net	$1,226
Accounts payable	700
Other liabilities	543
Total finance lease liabilities	$1,243
Weighted Average Remaining Lease Term
Operating leases	9.3 years
Finance leases	2.0 years
Weighted Average Discount Rate
Operating leases	5.77%
Finance leases	4.76%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020 (remainder)	$33,059	$562
2021	32,932	528
2022	22,814	195
2023	13,335	11
2024	11,468	8
Thereafter	61,561	—
Total lease payments	175,169	1,304
Less imputed interest	(47,049)	(61)
Total	$128,120	$1,243

10. Commitments and Contingencies

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

Given the uncertainty inherent in such lawsuits, investigations and disputes, the Company does not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters. Considering the Company’s past experience and existing accruals, the Company does not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position or results of operations. Potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause the Company to pay damage awards or settlements (or become subject to equitable remedies)

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

that could have a material adverse effect on the Company’s consolidated results of operations, balance sheet and/or operating cash flows in the periods recognized or paid.

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on the Company's consolidated financial position or results of operations.

11. Income Taxes

The CARES Act includes various modifications to current tax law and is intended to provide economic relief in response to the COVID-19 pandemic. One provision included in the CARES Act allows for a five-year carryback of Federal net operating losses (NOLs) generated in tax years beginning in 2018, 2019 and 2020. At this point, the Company anticipates filing its 2019 federal income tax return with a net operating loss, on a tax basis, which now may be carried back to earlier years to request a refund of previously paid taxes. As such, we have recorded the estimated impact of the federal NOL carryback in the quarterly financial results, which includes an $8.0 million reclassification from Deferred income taxes to Taxes receivable. However, we have not yet filed our 2019 federal income tax return and continue to evaluate the impact of the CARES Act on our tax positions, which may result in a change to our estimate.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. For interim reporting purposes, the Company recorded Income tax expense of $0.6 million as discrete items. The discrete items relate to tax deficiencies on vesting of equity compensation in the quarter and the expected loss of 2018 foreign-derived intangible income tax benefits resulting from the anticipated Federal NOL carryback under the CARES Act. The provision for income taxes was $3.7 million and $6.8 million for the three months ended March 31, 2020 and 2019, respectively.

12. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During the fourth quarter of 2018, the Company acquired a royalty stream which has been treated as an asset acquisition. The purchase price of the royalty stream for $1.0 million approximated its fair value at December 31, 2018 and is considered a Level 3 asset. The fair value measurement is based on the expected future cash flows and, as there is no reason to believe that the asset is impaired, it is assumed that the valuation remains unchanged at March 31, 2020. In November 2018 and July 2019, the Company entered into two interest rate swap transactions related to its credit agreement. The fair value of the interest rate swaps at March 31, 2020 was a loss of approximately $4.2 million and is considered a Level 2 liability.

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

The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment which could result in such assets being measured at fair value. Goodwill and indefinite lived intangible assets must be evaluated at least annually. Our annual evaluation occurred on March 31, 2020 and we have concluded that an impairment for goodwill or indefinite-lived intangible assets did not occur.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

13. Derivative and Hedging Instruments

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers accounting for a significant percentage of trade accounts receivable - net at March 31, 2020, or December 31, 2019. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At March 31, 2020 and 2019, we had no financial contracts related to forward commodity agreements.

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

	Liability Derivatives
	March 31, 2020		December 31, 2019

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	(4,166)	Accrued liabilities and Other liabilities	(1,718)

Total Derivatives		$(4,166)		$(1,718)

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

March 31, 2020
Loss on derivative instruments included in Accumulated other comprehensive income at December 31, 2019	$(1,718)
Fair value adjustment	(2,448)
Loss on derivative instruments included in Accumulated other comprehensive income at March 31, 2020	$(4,166)

At March 31, 2020, the Company expects to reclassify approximately $2.0 million of net losses on derivative instruments from Accumulated other comprehensive income to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

14. Restructuring

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

Restructuring costs consist of long-lived asset impairments, facility exit costs, employee separations and inventory write-downs. Facility exit costs include demolition, equipment relocation, contract terminations and project management costs. These costs are included in Costs of goods sold in the Condensed Consolidated Statements of Operations. The Company recorded a restructuring charge of $11.0 million in 2019. As of March 31, 2020, all related restructuring liabilities have been paid.

The following table summarizes the components of restructuring activities and the remaining balances of accrued restructuring charges as of March 31, 2020:

	Employee Separation Benefits	Facility Exit Costs	Total
Accrual balance at December 31, 2019	$127	$410	$537
Charges	—	—	—
Cash payments	(127)	(410)	(537)
Accrual balance at March 31, 2020	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-Q, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020 (the “2019 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both near- and long-term, including those set forth in, and incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally, including the impact of the coronavirus (COVID-19) pandemic; the scope and duration of the pandemic and pace of recovery; governmental, business and individuals’ actions in response to the pandemic, including our business continuity and cash optimization plans that have and may be implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; and any closures of our and our customers’ offices and facilities; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms or at all due to economic conditions resulting from COVID-19 or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters and pandemics including the COVID-19 pandemic; price fluctuations and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; cybersecurity and data privacy incidents; failure to maintain effective internal controls; disruptions in transportation and logistics; our inability to achieve some or all of the anticipated benefits of our spin-off including uncertainty regarding qualification for expected tax treatment; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2019 Form 10-K, Item 1A of Part II in this Quarterly Report on Form 10-Q and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

We believe that Nylon 6 end-market growth will continue to generally track global GDP over the long-term. Applications such as engineering plastics and packaging have potential to grow at faster rates given certain macrotrends. Additionally, one of our strategies is to continue developing higher-value, differentiated Nylon 6 products, such as our co-polymer offerings, in current and new customer applications.

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

Recent Developments

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has spread rapidly, with most countries and territories worldwide with confirmed cases. The spread has resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional and national economies including disruptions to supply chains, reduced demand and production sales across most industries, declines and volatility within global financial markets and decreased workforces causing increased unemployment. The continuously evolving responses to combat the pandemic, such as governmental restrictions on non-essential business and travel, have had an increasingly negative impact on the United States and global economy. The U.S. Department of Homeland Security has designated our industry as "essential critical infrastructure" during the response to COVID-19 for both public health and safety as well as community well-being.

The Company takes its obligation seriously to produce materials that support the broader population, all while maintaining a prioritized focus on the health and safety of its employees and the communities in which it operates and assuring the continuity of its business operations. As a global provider of products that are key inputs for our customers’ processes serving a variety of end-markets, a pandemic presents obstacles that can adversely affect our supply chain effectiveness and efficiencies, our manufacturing operations and customer demand for our products and, ultimately, our financial results. We believe we are well positioned to respond to and mitigate the potential impacts of the rapidly evolving market dynamics.

In the first quarter of 2020, the Company began executing its business continuity plans with dedicated teams chartered to proactively implement measures to mitigate COVID-19 impacts while continuing to operate all of its manufacturing facilities to meet customer demand. In connection with COVID-19, the Company took many actions to protect its employees, customers, suppliers, shareholders and surrounding communities including, but not limited to: (i) 100% thermal screening process at all manufacturing facilities with restrictions on non-essential visitors; (ii) telecommuting across all sites, where possible; (iii) prohibiting all non-essential domestic and international business travel; (iv) establishing social distancing while limiting the number of employees in control rooms, labs and meetings; and (v) maintaining policies and practices consistent with CDC and government guidelines, including upgraded personal protective equipment and face coverings at all manufacturing facilities. The Company has protocols in place including on-site medical personnel to actively monitor employees and contractors. In addition, the Company has trained a contingent workforce to operate the plants as part of its business continuity planning.

Operations at the Company’s manufacturing locations in Frankford, PA, Hopewell, VA and Chesterfield, VA continued to run at robust production rates through the first quarter 2020. We believe our competitive strengths are serving us well during this time including our vertically integrated asset base and global low-cost advantage as well as driving disciplined cost and cash management across the organization with further reductions of capital expenditures and discretionary spending. Moving into the second quarter of 2020, the Company is supporting safe and stable operations while continuing to serve its customers by adjusting output to changes in mix and demand. In addition, the previously scheduled second quarter 2020 planned plant turnaround was de-risked with a majority of the work shifted into the third quarter of 2020 in order to limit the number of contractors on site and ensure operational continuity in the current environment. From an industry perspective, global auto and building and construction demand reductions are expected to impact the nylon and chemical intermediates product lines in the near-term. Textile declines in Asia are also impacting nylon supply and demand conditions, while food packaging demand for nylon remains robust. Ammonium Sulfate and acetone demand have not been significantly impacted by COVID-19 to date. Ammonium Sulfate has continued to have steady demand into the domestic planting season, while North American acetone industry supply and demand has improved following affirmative final anti-dumping duties and robust demand into isopropyl alcohol (IPA), used for hand sanitizer and other disinfectants, methyl methacrylate (MMA), and other solvents. As a result of COVID-19, demand reduction for transportation fuels and resultant inventory builds have reduced refinery utilization rates, which the Company is monitoring as it relates to potential impacts on its supply chain and availability of key raw materials.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s first quarter 2020 results of operations.

The situation surrounding COVID-19 remains fluid and unpredictable, and the potential for a material impact on the Company increases the longer the social and economic restrictions remain in place, which impact the overall level of consumer and business activity in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. For further information regarding the impact COVID-19 could have on our business, financial condition, results of operations and liquidity, see below in the MD&A under “Liquidity and Capital Resources” and Part II, Item 1A - “Risk Factors.”

Credit Agreement

On February 19, 2020, the Company entered into Amendment No. 2 to the Credit Agreement to amend the consolidated leverage ratios in order to provide the Company with additional operating flexibility. For a discussion of Amendment No. 2 to the Credit Agreement, please refer to "Note 8. Long-term Debt and Credit Agreement" to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Anti-Dumping Duty Petitions

On February 19, 2019, the Company announced that it filed anti-dumping duty petitions covering imports of acetone with the International Trade Commission (“ITC”) and U.S. Department of Commerce. The petitions allege that dumped acetone imports into the United States from Belgium, Saudi Arabia, Singapore, South Africa, South Korea, and Spain have caused material injury to the domestic industry. On April 4, 2019, the ITC voted to continue the anti-dumping duty investigations concerning imports of acetone from all such nations other than Saudi Arabia. During the third quarter of 2019, the U.S. Department of Commerce announced its preliminary affirmative determination regarding anti-dumping duties for Singapore, Spain, Belgium, South Africa and South Korea. During the fourth quarter of 2019, the U.S. Department of Commerce issued final duties on acetone from Singapore and Spain, and the ITC issued final determination of material injury to the industry by reason of imports from Singapore and Spain. On February 7, 2020, the U.S Department of Commerce issued final duties on acetone from Belgium, South Africa and South Korea. The ITC completed its investigation process and issued final determination of material injury to the industry by reason of imports from Belgium, South Africa and South Korea on March 17, 2020. Duties are imposed for five years as of final determination.

2019 Operational Events

On June 24, 2019, the Company announced that it was assessing the potential business impact of the fire that occurred at Philadelphia Energy Solutions' (“PES”) refinery in Philadelphia. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. The PES disruption did not have a material impact on second quarter 2019 financial results. The Company incurred approximately $4 million and $6 million of unfavorable impact to pre-tax income in the third and fourth quarters, respectively, of 2019, including incremental raw material and logistics costs as well as a modest unfavorable impact from fixed cost absorption. As the PES refinery remains shutdown, the Company submitted a business interruption insurance claim and is assessing long-term optionality for cumene supply and logistics, while optimizing expected base feedstock and logistics cost increases as it realigns its supply chain into 2020. The Company anticipates an approximately $5 to $10 million unfavorable impact to pre-tax income in 2020, approximately flat to $5 million favorable compared to full-year 2019.

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts to improve the Company’s competitive position in providing quality film products and services to its customers. The Company has also announced a strategic alliance with Oben Holdings Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry, leveraging the Company's sales channels and Nylon 6 resin supply with Oben's new state-of-the-art manufacturing facility. The Company ceased operations at the Pottsville, Pennsylvania plant in July 2019. We recognized a restructuring charge of $11 million during 2019 and do not expect to incur any additional restructuring charges related to the closure. See “Note 14. Restructuring” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

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

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended March 31,
	2020	2019
Sales	$302,713	$314,895
% change compared with prior year period	(3.9)%

The change in sales compared to the prior year period is attributable to the following:

Three Months Ended March 31, 2020
Volume	6.5%
Price	(10.4)%
(3.9)%

Sales decreased in the three months ended March 31, 2020 compared to the prior year period by $12.2 million (approximately 4%) due primarily to lower sales prices (approximately 10%) driven by market-based pricing decreases (approximately 12% unfavorable impact) across our nylon, caprolactam and ammonium sulfate product lines, partially offset by formula-based pass-through pricing (approximately 1% favorable impact), following a net cost increase in benzene and propylene (inputs to cumene which is a key feedstock material for our products). Volume increased by approximately 7% due to higher standard ammonium sulfate exports and improved volume in chemical intermediates, particularly acetone and oximes.

Costs of Goods Sold

	Three Months Ended March 31,
	2020	2019
Costs of goods sold	$272,008	$266,880
% change compared with prior year period	1.9%
Gross Margin percentage	10.1%	15.2%

Costs of goods sold increased in the three months ended March 31, 2020 compared to the prior year period by $5.1 million (approximately 2%) due primarily to (i) increased sales volumes as discussed above (approximately 6%) and (ii) the receipt of approximately $6.6 million of insurance proceeds in the prior year that did not repeat (approximately 2%). These increases were partially offset by (i) lower prices of raw materials, particularly sulfur and natural gas (approximately 4%) and (ii) improved operational performance, primarily lower spending due to productivity improvements from the installation of more efficient natural gas boilers and the closure of our operations in Pottsville, PA (approximately 2%).

Gross margin percentage decreased by approximately 5% in the three months ended March 31, 2020 compared to the prior year period due primarily to lower market-based pricing (approximately 10%) and insurance proceeds received in the prior year (approximately 2%) partially offset by the impact of formula-based pass-through pricing (approximately 4%) and improved operational performance (approximately 2%) as discussed above.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative expenses	$16,740	$19,413
Percent of sales	5.5%	6.2%

Selling, general and administrative expenses decreased by $2.7 million in the three months ended March 31, 2020 compared to the prior period due primarily to decreased stock-based compensation and IT costs.

Tax Expense

	Three Months Ended March 31,
	2020	2019
Tax expense	$3,664	$6,824
Effective tax rate	29.9%	25.3%

As noted in Note 11. "Income Taxes" to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q, The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), enacted on March 27, 2020, includes various modifications to current tax law and is intended to provide economic relief in response to the COVID-19 pandemic. One provision included in the CARES Act allows for a five-year carryback of Federal net operating losses (NOLs) generated in tax years beginning in 2018, 2019 and 2020. At this point, the Company anticipates filing its 2019 federal corporate income tax return with a net operating loss, on a tax basis, which now may be carried back to earlier years to request a refund of previously paid taxes. As such, we have recorded the estimated impact of the federal NOL carryback in the quarterly financial results, which includes an $8.0 million reclassification from Deferred income taxes to Taxes receivable. However, we have not yet filed our 2019 federal income tax return and continue to evaluate the impact of the CARES Act on our tax positions, which may result in a change to our estimate.

The Company’s effective tax rate for the three months ended March 31, 2020 was higher compared to the U.S. federal statutory rate, due primarily to state taxes, executive compensation deduction limitations, tax deficiencies on vesting of equity compensation in the quarter and the expected loss of 2018 foreign-derived intangible income tax benefits related to the anticipated Federal NOL carryback claim allowed under the CARES Act, offset partially by the research tax credit. The Company’s effective tax rate for the three months ended March 31, 2019 was higher compared to the U.S. federal statutory rate due primarily to state taxes and executive compensation deduction limitations offset partially by excess tax benefits related to vesting of restricted stock units and the research tax credit.

The Company’s effective tax rate for the three months ended March 31, 2020 was higher than the prior year period due primarily to the decrease in the benefits from the vesting of equity compensation in the first quarter of 2020 compared to 2019 and the expected loss of the 2018 foreign-derived intangible income deduction as a result of the anticipated federal NOL carryback claim recorded as discrete items in 2020.

Net Income

	Three Months Ended March 31,
	2020	2019
Net income	$8,576	$20,174

As a result of the factors described above, Net income was $8.6 million for the three months ended March 31, 2020 as compared to $20.2 million in the corresponding prior year period.

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

These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with U.S. GAAP. Non-GAAP financial measures should be read only in conjunction with the comparable U.S. GAAP financial measures. The Company's non-GAAP measures may not be comparable to other companies' non-GAAP measures.

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2020	2019
Net income	$8,576	$20,174
Interest expense, net	1,959	1,107
Income taxes	3,664	6,824
Depreciation and amortization	14,432	13,915
EBITDA (non-GAAP)	$28,631	$42,020

Sales	$302,713	$314,895

EBITDA margin (non-GAAP)	9.5%	13.3%

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in our 2019 Form 10-K, as updated in Part II, Item 1A below. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities as well as the prices of our raw materials and general economic and industry trends. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which enhance liquidity and enable us to efficiently manage our working capital needs. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures including high return growth and cost savings investments, share repurchases, employee benefit obligations, interest payments, strategic acquisitions and debt management. We believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2019 Form 10-K as updated in Part II, Item 1A below, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the first quarter of 2020, the Company had approximately $31 million of cash on hand with approximately $87 million of additional capacity available under the revolving credit facility. As a precautionary measure in the current environment, the Company is currently maintaining higher cash balances of approximately $75 million, which includes funds from draws in April under the Revolving Credit Facility for its working capital needs and other general corporate purposes. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. The previously announced Second Amendment to the credit facility also provides leverage ratio covenant flexibility in 2020. In addition, the Company is evaluating liquidity potential under the credit facility’s uncommitted accordion feature. The Company continues to evaluate the potential impact of the CARES Act. The CARES Act is intended to provide economic relief resulting from the COVID-19 pandemic and includes, but is not limited to, provisions for taxes, employment related costs, deferral of pension funding obligations and options for liquidity. In response to the current environment, the Company has taken several actions to improve liquidity and optimize cash flow in 2020. Capital expenditures are now expected to be $80 million to $90 million in 2020, which represents a reduction of $10 million from our previously announced estimate and a decrease of $60 to $70 million versus 2019, as we continue to assess opportunities to maximize free cash flow in light of current and anticipated economic conditions. The Company is also driving disciplined cost management across the organization including all discretionary spending. As a result of its actions, the Company is targeting an approximately $10 to $15 million full-year cost reduction versus the prior year. While it continues to evaluate benefits of the CARES Act, the Company anticipates approximately $8 million of cash tax savings in 2020 and an approximately $6 million cash benefit in 2020 from the deferral of social security taxes. For social security taxes that have been deferred, 50% will be due by December 31, 2021 with the remainder due by December 31, 2022.

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on our consolidated financial position and results of operations.

We expect that our primary cash requirements for the remainder of 2020 will be to fund costs associated with ongoing operations, capital expenditures, and amounts related to other contractual obligations.

The Company made contributions to the defined benefit pension plan of $1.7 million during the three months ended March 31, 2020. The Company currently plans to make pension plan contributions during 2020 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $5 to $10 million but will continue to evaluate provisions of the CARES Act regarding deferral of pension funding obligations. We anticipate making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

As of March 31, 2020, the Company had repurchased 3,582,278 shares of common stock including 492,516 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $101.6 million at a weighted average market price of $28.36 per share. As of March 31, 2020, $59.6 million remained available for repurchase under the current authorization. During the period from April 1, 2020 through April 24, 2020, no additional shares were repurchased under the currently authorized repurchase program.

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

Borrowings under the Second Amended and Restated Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 2.00% or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 3.00%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement). The Company is also required to pay a commitment fee in respect of unused commitments under the credit facility, if any, at a rate ranging from 0.20% to 0.50% per annum depending on the Company’s Consolidated Leverage Ratio. The initial margin under the Second Amended and Restated Credit Agreement was 1.25% for base rate loans and 2.25% for Eurodollar rate loans and the applicable commitment fee rate was 0.35% per annum.

In addition, the Second Amendment also amended certain administrative provisions associated with the LIBOR Successor Rate (as defined in the Second Amended and Restated Credit Agreement).

The obligations under the Second Amended and Restated Credit Agreement are secured by a pledge of assets and liens on substantially all of the assets of AdvanSix.

The Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at March 31, 2020.

The situation surrounding COVID-19 remains fluid and unpredictable, and the potential for a material impact on the Company increases the longer the social and economic restrictions remain in place, which impact the overall level of consumer and business activity in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. For further information regarding risk and the impact COVID-19 could have on our business, financial condition, results of operations and liquidity, including our ability to comply with financial covenants in our credit facility and our access to, and cost of, capital, see Part II, Item 1A. "Risk Factors."

As of March 31, 2020, $87 million was available for use out of the total of $425 million under the Revolving Credit Facility.

As of December 31, 2019, we had a balance of $297 million under the Revolving Credit Facility. During the first three months of 2020, we borrowed an incremental net amount of $40 million to bring the balance under the Revolving Credit Facility to $337 million as of March 31, 2020. Going forward, we expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Three Months Ended March 31,
	2020	2019
Cash provided by (used for):
Operating activities	$19,719	$42,076
Investing activities	(34,485)	(40,099)
Financing activities	38,470	(3,982)
Net change in cash and cash equivalents	$23,704	$(2,005)

Cash provided by operating activities decreased by $22.4 million for the three months ended March 31, 2020 versus the prior year period due primarily to a $11.6 million decrease in net income, an $11.5 million unfavorable cash impact from working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income) for the three months ended March 31, 2020 versus a $6.7 million favorable cash impact from working capital in the prior year period, offset by a change in the timing of payments for Accrued liabilities of $10.1 million versus the same period in the prior year.

Cash used for investing activities decreased by $5.6 million for the three months ended March 31, 2020 versus the prior year period due to a decrease in cash paid for capital expenditures.

Cash provided by financing activities increased by $42.5 million for the three months ended March 31, 2020 versus the prior year period due primarily to net borrowings of $40.0 million for the three months ended March 31, 2020 compared to net borrowings of $20.0 million during the prior year period, offset by $0.9 million in cash outflows for share repurchases during the three months ended March 31, 2020 compared to $23.9 million in cash outflows during the prior year period, both of which are described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Three Months Ended March 31, 2020
Capital expenditures in Accounts payable at December 31, 2019	$21,594
Purchases of property, plant and equipment	24,059
Less: Capital expenditures in Accounts payable at March 31, 2020	(11,553)
Cash paid for capital expenditures	$34,100

For 2020, we expect our total capital expenditures to be approximately $80 million to $90 million, which represents a reduction of $10 million from our previously announced estimate and a decrease of $60 to $70 million versus 2019, as we continue to assess opportunities to maximize free cash flow in light of current and anticipated economic conditions. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

Critical Accounting Policies

The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2020, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2019 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

These interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. These interest rate swaps have been designated as cash flow hedges and convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of these interest rate swaps, interest payments on approximately 30% of our total borrowings, as of March 31, 2020, have been swapped from floating rate to fixed rate for the life of the swaps, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of March 31, 2020, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at March 31, 2020, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the three months ended March 31, 2020 would have resulted in an increase or decrease to our interest expense of approximately $0.6 million.

See “Note 13. Derivative and Hedging Instruments” to the Condensed Consolidated Financial Statements, included in Part I. Item 1 of this Form 10-Q, for a discussion relating to credit and market, commodity price and interest rate risk.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2020, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The United States Environmental Protection Agency (“EPA”) notified the Company in December 2016 that alleged violations, involving the enhanced leak detection and repair program and emission testing requirements, at the Company’s manufacturing facility in Hopewell, Virginia, in each case that were self-reported by the Company, may potentially subject the Company to stipulated penalties under the 2013 consent decree among the Company, the U.S. and the Commonwealth of Virginia. The

Company has discussed this matter with the EPA and negotiations to resolve it are ongoing. Although the outcome of the matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

The Virginia Department of Environmental Quality (“Virginia DEQ”) provided notice to the Company in April 2020 of a consent order to address certain alleged violations involving monitoring, recordkeeping, emissions bypass and other related requirements at the Company’s manufacturing facility in Hopewell, Virginia, in each case that were self-reported by the Company, may potentially subject the Company to certain specified penalties under the Virginia Air Pollution Control Law and applicable regulatory requirements. The Company has discussed the matter with the Virginia DEQ and negotiations to resolve it are ongoing. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2019 Form 10-K, which are hereby incorporated by reference. The risk described below, and the risks described in the Company’s 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties that are not presently known to us or are currently deemed to be immaterial also may materially adversely affect our business, financial condition or results of operations in the future. If any of the risks actually occur, our business, financial condition or results of operations could be materially impacted.

Our results of operations could be materially adversely impacted by the coronavirus (COVID-19) pandemic and the measures implemented to contain the spread of the virus.

The outbreak and continued spread of the coronavirus (COVID-19) pandemic and the resulting containment measures have created significant volatility, uncertainty and economic disruption globally. The extent of the impact from the COVID-19 pandemic on our business depends on numerous evolving factors and future developments that cannot be accurately predicted at this time, including: the scope and duration of the pandemic and pace of recovery; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including our business continuity and cash optimization plans that have and may be implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; and any closures of our and our customers’ offices and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

Under difficult market conditions, there can be no assurance that access to credit or the capital markets would be available or sufficient, and as such, if needed, we may not be able to successfully obtain additional financing on reasonable terms or at all. Further, the difficult market conditions created by the pandemic may impact our ability to comply with financial covenants in our credit facility, increase our cost of capital or make additional capital, including the refinancing of our credit facility, more difficult or available only on terms less favorable to us. A sustained downturn may also result in the carrying value of our goodwill or other intangible assets exceeding their fair value, which may require us to recognize an impairment to those assets. A sustained downturn in the financial markets and asset values may have the effect of increasing our pension funding obligations in order to ensure that our qualified pension plans continue to be adequately funded, which may divert cash flow from other uses. The effects of the pandemic may also impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Any of these events could materially adversely impact our business, financial condition, results of operations, cash flow, liquidity and/or stock price. The COVID-19 pandemic, as well as future pandemics or resurgences of COVID-19, could also cause or contribute to the other risk factors identified in our 2019 Form 10-K, which in turn could materially adversely affect our business, financial condition, results of operations, cash flow, liquidity and/or stock price. Further, the COVID-19 pandemic may also affect our business, operations and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended March 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2020		—	$—	—	$59,581,679
February 2020	(1)	561	15.32	—	59,581,679
March 2020	(1)	72,596	12.63	—	59,581,679
Total		73,157	$12.65	—

(1) All shares purchased were as a result of tax withholding obligations in connection with the vesting of equity awards.

During the period from April 1, 2020 through April 24, 2020, no additional shares were repurchased under the currently authorized repurchase program. On April 1, 2020, the Company withheld 7,031 shares covering tax withholding obligations in connection with the vesting of equity awards for an aggregate purchase amount of approximately $0.1 million, reducing the number of shares outstanding.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
10.1
Amendment No. 2 to Credit Agreement, dated as of February 19, 2020, among AdvanSix Inc., the guarantors, the lenders signatory thereto and Bank of America, N.A., as the administrative agent (with annexed Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 21, 2020).

10.2	Offer of Employment Letter between AdvanSix Inc. and Achilles B. Kintiroglou, dated February 24, 2020. †
10.3	Employment Separation Agreement and Release between AdvanSix Inc. and Jonathan Bellamy, dated March 12, 2020. †
10.4	Offer of Employment Letter between AdvanSix Inc. and John M. Quitmeyer, dated April 1, 2020. †
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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
† Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: May 1, 2020	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer