Form 10-Q
period 2020-06-30
AdvanSix Inc.
filed 2020-07-31
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File Number: 1-37774

AdvanSix Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-2525089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Kimball Drive, Suite 101, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
(973) 526-1800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASIX	New York Stock Exchange

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

The Registrant had 28,030,271 shares of common stock, $0.01 par value, outstanding at July 24, 2020.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$233,022	$345,215	$535,735	$660,110
Costs, expenses and other:
Costs of goods sold	198,739	303,128	470,746	570,008
Selling, general and administrative expenses	17,911	20,009	34,651	39,422
Interest expense, net	1,887	1,328	3,846	2,434
Other non-operating expense (income), net	783	124	549	622
Total costs, expenses and other	219,320	324,589	509,792	612,486

Income before taxes	13,702	20,626	25,943	47,624
Income tax expense	2,273	5,280	5,938	12,104
Net income	$11,429	$15,346	$20,005	$35,520

Earnings per common share
Basic	$0.41	$0.54	$0.72	$1.25
Diluted	$0.41	$0.53	$0.71	$1.21
Weighted average common shares outstanding
Basic	28,012,883	28,162,007	27,977,684	28,489,486
Diluted	28,073,648	29,136,979	28,062,301	29,460,149

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$11,429	$15,346	$20,005	$35,520
Foreign exchange translation adjustment	—	4	(57)	3
Cash-flow hedges	(73)	(429)	(1,909)	(621)
Other comprehensive income (loss), net of tax	(73)	(425)	(1,966)	(618)
Comprehensive income	$11,356	$14,921	$18,039	$34,902

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$72,663	$7,050
Accounts and other receivables – net	74,726	104,613
Inventories – net	183,724	171,710
Taxes receivable	10,173	2,047
Other current assets	8,633	5,117
Total current assets	349,919	290,537
Property, plant and equipment – net	764,029	755,881
Operating lease right-of-use assets	119,795	135,985
Goodwill	15,005	15,005
Other assets	37,251	38,561
Total assets	$1,285,999	$1,235,969

LIABILITIES
Current liabilities:
Accounts payable	$151,786	$205,911
Accrued liabilities	34,170	28,114
Operating lease liabilities – short-term	35,105	38,005
Deferred income and customer advances	5,263	19,696
Total current liabilities	226,324	291,726
Deferred income taxes	119,941	110,071
Operating lease liabilities – long-term	85,176	98,347
Line of credit – long-term	388,000	297,000
Postretirement benefit obligations	34,759	32,410
Other liabilities	11,012	5,537
Total liabilities	865,212	835,091

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,622,910 shares issued and 28,030,271 outstanding at June 30, 2020; 31,423,898 shares issued and 27,914,777 outstanding at December 31, 2019	316	314
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Treasury stock at par (3,592,639 shares at June 30, 2020; 3,509,121 shares at December 31, 2019)	(36)	(35)
Additional paid-in capital	182,753	180,884
Retained earnings	249,171	229,166
Accumulated other comprehensive loss	(11,417)	(9,451)
Total stockholders' equity	420,787	400,878
Total liabilities and stockholders' equity	$1,285,999	$1,235,969
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$20,005	$35,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,564	27,872
Loss on disposal of assets	48	1,901
Deferred income taxes	10,506	10,109
Stock based compensation	2,900	5,574
Accretion of deferred financing fees	271	214
Restructuring charges	—	12,623
Changes in assets and liabilities:
Accounts and other receivables	29,830	34,771
Inventories	(12,014)	(2,494)
Taxes receivable	(8,126)	(2,028)
Accounts payable	(41,224)	(30,586)
Accrued liabilities	5,936	(1,771)
Deferred income and customer advances	(14,433)	(19,372)
Other assets and liabilities	5,290	(4,970)
Net cash provided by operating activities	28,553	67,363

Cash flows from investing activities:
Expenditures for property, plant and equipment	(51,602)	(71,201)
Other investing activities	(525)	(1,285)
Net cash used for investing activities	(52,127)	(72,486)

Cash flows from financing activities:
Borrowings from line of credit	219,500	210,250
Payments of line of credit	(128,500)	(155,250)
Payment of line of credit facility fees	(425)	—
Principal payments of finance leases	(358)	(2,377)
Purchase of treasury stock	(1,032)	(40,267)
Issuance of common stock	2	16
Net cash provided by financing activities	89,187	12,372

Net change in cash and cash equivalents	65,613	7,249
Cash and cash equivalents at beginning of period	7,050	9,808
Cash and cash equivalents at the end of period	$72,663	$17,057

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$6,038	$18,451

Supplemental cash activities:
Cash paid for interest	$2,864	$2,295
Cash paid for income taxes	$261	$6,576
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2019	31,423,898	$314	$180,884	$229,166	$(35)	$(9,451)	$400,878

Net Income	—	—	—	8,576	—	—	8,576
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(57)	(57)
Cash-flow Hedges	—	—	—	—	—	(1,836)	(1,836)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,893)	(1,893)
Issuance of common stock	154,495	2	—	—	—	—	2
Purchase of treasury stock (73,157 shares)	—	—	(924)	—	(1)	—	(925)
Stock-based compensation	—	—	1,198	—	—	—	1,198
Balance at March 31, 2020	31,578,393	316	181,158	237,742	(36)	(11,344)	407,836

Net Income	—	—	—	11,429	—	—	11,429
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	—	—
Cash-flow Hedges	—	—	—	—	—	(73)	(73)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(73)	(73)
Issuance of common stock	44,517	—	—	—	—	—	—
Purchase of treasury stock (10,361 shares)	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,702	—	—	—	1,702
Balance at June 30, 2020	31,622,910	$316	$182,753	$249,171	$(36)	$(11,417)	$420,787

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2018	30,555,715	$306	$234,699	$187,819	$(12)	$(2,474)	$420,338

Net Income	—	—	—	20,174	—	—	20,174
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(1)	(1)
Cash-flow Hedges	—	—	—	—	—	(192)	(192)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(193)	(193)
Issuance of common stock	22,497	—	16	—	—	—	16
Purchase of treasury stock (793,754 shares)	—	—	(23,845)	—	(8)	—	(23,853)
Stock-based compensation	—	—	2,762	—	—	—	2,762
Balance at March 31, 2019	30,578,212	306	213,632	207,993	(20)	(2,667)	419,244

Net Income	—	—	—	15,346	—	—	15,346
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	4	4
Cash-flow Hedges	—	—	—	—	—	(429)	(429)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(425)	(425)
Issuance of common stock	13,260	—	—	—	—	—	—
Purchase of treasury stock (578,045 shares)	—	—	(16,408)	—	(6)	—	(16,414)
Stock-based compensation	—	—	2,812	—	—	—	2,812
Balance at June 30, 2019	30,591,472	$306	$200,036	$223,339	$(26)	$(3,092)	$420,563

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix”, the “Company”, "we" or "our") is an integrated manufacturer of Nylon 6, a polymer resin which is a synthetic material used by our customers to produce fibers, filaments, engineered plastics and films that, in turn, are used in such end-products as carpets, automotive and electronic components, sports apparel, food packaging and other industrial applications. As a result of our backward integration and the configuration of our manufacturing facilities, we also sell a variety of other products, all of which are produced within unit operations across our manufacturing value chain, including caprolactam, ammonium sulfate fertilizers, acetone and other chemical intermediates.

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has continued to spread rapidly, with most countries and territories worldwide having confirmed cases, and with certain jurisdictions experiencing resurgences. The spread has resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, reduced demand and production across most industries, declines and volatility within global financial markets and decreased workforces causing increased unemployment. Although countries and regions are in various phases of re-opening, certain jurisdictions have returned to certain restrictions in light of new COVID-19 cases.

The U.S. Department of Homeland Security designated our industry as "essential critical infrastructure" during the response to COVID-19 for both public health and safety as well as community well-being, and we continue to execute our business continuity plans to maintain operations and meet customer demand.

The Company continues to evaluate the potential impact of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020. The CARES Act, and other government stimulus programs are intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, provisions for taxes, employment related costs, deferral of pension payments and options for liquidity.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s first quarter 2020 results of operations. In the second quarter of 2020, the Company experienced lower demand, resulting in a reduction of utilization rates and a decrease in overall sales volume compared to the prior year period, primarily related to global markets and the economic impact of COVID-19. The situation surrounding COVID-19 remains fluid and unpredictable, and the potential for a continued material impact on the Company increases the longer the social and economic restrictions which impact the overall level of consumer and business activity in the United States and globally, remain in place or are reinstituted. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2020, and its results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The year-end Condensed Consolidated Balance Sheet data were derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2020 and 2019 were June 27, 2020 and June 29, 2019, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at June 30, 2020 and December 31, 2019 aggregated $2.1 million and $1.7 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.
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
As of June 30, 2020, the Company had repurchased 3,592,639 shares of common stock, including 502,877 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $101.7 million at a weighted average market price of $28.31 per share. As of June 30, 2020, $59.6 million remained available for share repurchases under the current authorization. During the period July 1, 2020 through July 24, 2020, no additional shares were repurchased under the currently authorized repurchase program.

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

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in more than 40 countries and across a wide variety of industries. For the three months ended June 30, 2020 and 2019, the Company's ten largest customers accounted for approximately 50% and 47% of total sales, respectively. For the six months ended June 30, 2020 and 2019, the Company's ten largest customers accounted for approximately 48% and 46% of total sales, respectively.
We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. For the three months ended June 30, 2020 and 2019, our sales to Shaw were 17% and 19%, respectively, of our total sales. For the six months ended June 30, 2020 and 2019, our sales to Shaw were 20% and 21%, respectively, of our total sales.

Each of the Company’s product lines represented the following approximate percentage of total sales for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Nylon	22%	27%	24%	29%
Caprolactam	15%	20%	19%	20%
Ammonium Sulfate Fertilizers	34%	27%	28%	25%
Chemical Intermediates	29%	26%	29%	26%
	100%	100%	100%	100%

The Company's revenues by geographic area for the three and six months ended June 30, 2020 and 2019 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$176,313	$289,551	$406,756	$547,193
International	56,709	55,664	128,979	112,917
Total	$233,022	$345,215	$535,735	$660,110

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the six months ended June 30, 2020:

Opening balance January 1, 2020	$19,696
Additions to deferred income and customer advances	4,220
Less amounts recognized in revenues	(18,653)
Ending balance June 30, 2020	$5,263
The Company expects to recognize as revenue the June 30, 2020 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic
Net Income	$11,429	$15,346	$20,005	$35,520
Weighted average common shares outstanding	28,012,883	28,162,007	27,977,684	28,489,486
EPS – Basic	$0.41	$0.54	$0.72	$1.25
Diluted
Dilutive effect of equity awards and other stock-based holdings	60,765	974,972	84,617	970,663
Weighted average common shares outstanding	28,073,648	29,136,979	28,062,301	29,460,149
EPS – Diluted	$0.41	$0.53	$0.71	$1.21

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents (which includes units allocated to the AdvanSix stock unit fund under the AdvanSix Inc. Deferred Compensation Plan) using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and six months ended June 30, 2020 and 2019 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options and stock equivalents	1,369,522	539,054	1,152,462	434,939

5. Accounts and Other Receivables – Net

	June 30, 2020	December 31, 2019
Accounts receivables	$73,724	$105,275
Other	2,376	1,661
Total accounts and other receivables	76,100	106,936
Less – allowance for doubtful accounts	(1,374)	(2,323)
Total accounts and other receivables – net	$74,726	$104,613

6. Inventories

	June 30, 2020	December 31, 2019
Raw materials	$63,612	$63,644
Work in progress	70,590	56,065
Finished goods	58,318	58,527
Spares and other	26,613	25,035
	219,133	203,271
Reduction to LIFO cost basis	(35,409)	(31,561)
Total inventories – net	$183,724	$171,710

7. Postretirement Benefit Cost

The components of Net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$2,005	$1,714	$4,010	$3,427
Interest cost	544	521	1,088	1,042
Expected return on plan assets	(524)	(334)	(1,049)	(668)
Net periodic benefit cost	$2,025	$1,901	$4,049	$3,801

The Company made cash contributions to the defined benefit pension plan of $1.7 million during the six months ended June 30, 2020 with $1.7 million in the first quarter of 2020 and no contributions in the second quarter of 2020. The Company currently plans to make pension plan contributions during 2020 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $7 million to $9 million and will continue to evaluate options afforded under the CARES Act with respect to the deferral of pension plan contributions for calendar year 2020. We anticipate making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

8. Long-term Debt and Credit Agreement

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

At June 30, 2020, the Company assessed the amount recorded under the Revolving Credit Facility (defined below) and determined that such amounts approximate fair value. Since a floating rate interest is applied to all borrowings from our Revolving Credit Facility, the fair value of our debt closely approximates the carrying value and is therefore classified as Level 2 within the valuation hierarchy.

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

The First Amended and Restated Credit Agreement contained customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The First Amended and Restated Credit Agreement also contained financial covenants that required the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the First Amended and Restated Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2018, through and including the fiscal quarter ending December 31, 2019, (ii) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2020, through and including the fiscal quarter ending December 31, 2020, (iii) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2021, through and including the fiscal quarter ending December 31, 2021, and (iv) 2.75 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

consolidated leverage ratio increase in connection with certain acquisitions). If the Company did not comply with the covenants in the First Amended and Restated Credit Agreement, the lenders could have, subject to customary cure rights, required the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was in compliance with all related covenants at December 31, 2019.

On February 19, 2020, the Company entered into Amendment No. 2 (the “Second Amendment”) to the First Amended and Restated Credit Agreement (after giving effect to the Second Amendment, the “Second Amended and Restated Credit Agreement”).

The Second Amendment amended the Consolidated Leverage Ratio financial covenant of the Credit Agreement and requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ended March 31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). The Consolidated Interest Coverage Ratio financial covenant of the First Amended and Restated Credit Agreement was not changed and continues to require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company does not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was in compliance with all related covenants at June 30, 2020.

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

Since the start of 2020, the Company has borrowed an incremental $219.5 million for liquidity and working capital purposes under the Revolving Credit Facility and repaid $128.5 million to bring the balance under the Revolving Credit Facility to $388.0 million at June 30, 2020.

The Company had approximately $1.0 million of letter of credit agreements outstanding under the Revolving Credit Facility at June 30, 2020, as well as an immaterial amount associated with bilateral letters of credit outside the Revolving Credit Facility.

9. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets ("ROU"), Operating lease liabilities – short-term, and Operating lease liabilities – long-term in our Condensed Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment – net, Accounts payable, and Other liabilities in our Condensed Consolidated Balance Sheets.

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

The components of lease expense were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Finance lease cost:
Amortization of right-of-use asset	$174	$355
Interest on lease liabilities	13	28
Total finance lease cost	187	383
Operating lease cost	11,026	22,070
Short-term lease cost	1,848	3,720
Variable lease cost	—	—
Total lease cost	$13,061	$26,173

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,930
Operating cash flows from finance leases	30
Financing cash flows from finance leases	358
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,708
Finance leases	6

Supplemental balance sheet information related to leases was as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

June 30, 2020
Operating Leases
Operating lease right-of-use assets	$119,795
Operating lease liabilities – short-term	35,105
Operating lease liabilities – long-term	85,176
Total operating lease liabilities	$120,281
Finance Leases
Property, plant and equipment – gross	$2,063
Accumulated depreciation	(1,010)
Property, plant and equipment – net	$1,053
Accounts payable	646
Other liabilities	421
Total finance lease liabilities	$1,067
Weighted Average Remaining Lease Term
Operating leases	9.5 years
Finance leases	1.8 years
Weighted Average Discount Rate
Operating leases	5.83%
Finance leases	4.74%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020 (remainder)	$22,186	$372
2021	33,126	528
2022	23,029	195
2023	13,550	11
2024	11,684	8
Thereafter	62,144	—
Total lease payments	165,719	1,114
Less imputed interest	(45,438)	(47)
Total	$120,281	$1,067

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

11. Income Taxes

The CARES Act includes various modifications to current tax law and is intended to provide economic relief in response to the COVID-19 pandemic. One provision included in the CARES Act allows for a five-year carryback of Federal net operating losses (NOLs) generated in tax years beginning in 2018, 2019 and 2020. The Company finalized its 2019 U.S. federal income tax return which reflected a net operating loss, on a tax basis, and certain tax credits which were carried back to earlier tax years. This carryback claim reflected a refund of previously paid taxes in the amount of $12.2 million. As such, in the second quarter, we recorded a true up between the actual impact of the federal carryback compared to the estimated impact which was recorded in the first quarter of 2020. This true up resulted in an increase of $4.2 million recorded in Taxes receivable compared with the $8.0 million previously recorded in the first quarter.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company recorded a net Income tax benefit of $1.1 million as discrete items for the quarter ended June 30, 2020, and a net Income tax benefit of $0.6 million as discrete items for the six months ended June 30, 2020. The year to date discrete items relate to the impact of the CARES Act, additional research tax credits claimed on the Company's 2019 U.S. federal income tax return affecting the current period results, tax deficiencies on vesting of equity compensation and the impact of changes in the Company's geographical sales mix on state tax. Additionally, in the quarter ended June 30, 2020, we recorded a liability for unrecognized tax benefits, in the amount of $3.8 million, all of which, if recognized, would impact our effective tax rate. As of June 30, 2020, we have not recorded any interest and penalties associated with uncertain tax positions. The provision for income taxes was $2.3 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively.

12. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During the fourth quarter of 2018, the Company acquired a royalty stream which has been treated as an asset acquisition. The purchase price of the royalty stream for $1.0 million approximated its fair value at December 31, 2018 and is considered a Level 3 asset. The fair value measurement is based on the expected future cash flows and, as there is no reason to believe that the asset is impaired, it is assumed that the valuation remains unchanged at June 30, 2020. In November 2018 and July 2019, the Company entered into two interest rate swap transactions related to its credit agreement. The fair value of the interest rate swaps at June 30, 2020 was a loss of approximately $4.3 million and is considered a Level 2 liability.

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

The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment which could result in such assets being measured at fair value. Goodwill must be evaluated at least annually. Our annual evaluation occurred on March 31, 2020 and we have concluded that an impairment for goodwill did not occur.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers accounting for a significant percentage of trade accounts receivable - net at June 30, 2020, or December 31, 2019. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At June 30, 2020 and 2019, we had no financial contracts related to forward commodity agreements.

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

	Liability Derivatives
	June 30, 2020		December 31, 2019

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	(4,263)	Accrued liabilities and Other liabilities	(1,718)

Total Derivatives		$(4,263)		$(1,718)

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

June 30, 2020
Loss on derivative instruments included in Accumulated other comprehensive income at December 31, 2019	$(1,718)
Fair value adjustment	(2,545)
Loss on derivative instruments included in Accumulated other comprehensive income at June 30, 2020	$(4,263)

At June 30, 2020, the Company expects to reclassify approximately $2.3 million of net losses on derivative instruments from Accumulated other comprehensive income to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

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

Restructuring costs consist of long-lived asset impairments, facility exit costs, employee separations and inventory write-downs. Facility exit costs include demolition, equipment relocation, contract terminations and project management costs. These costs are included in Costs of goods sold in the Condensed Consolidated Statements of Operations. The Company recorded a restructuring charge of $12.6 million in the second quarter of 2019 which was reduced to $11.0 million in the fourth quarter of 2019. As of June 30, 2020, all related restructuring liabilities have been paid.

The following table summarizes the components of restructuring activities and the remaining balances of accrued restructuring charges as of June 30, 2020:

	Employee Separation Benefits	Facility Exit Costs	Total
Accrual balance at December 31, 2019	$127	$410	$537
Charges	—	—	—
Cash payments	(127)	(410)	(537)
Accrual balance at June 30, 2020	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-Q, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020 (the “2019 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those set forth in, and incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally, including the impact of the coronavirus (COVID-19) pandemic and any resurgences; the scope and duration of the pandemic and pace of recovery; the timing of the development and distribution of an effective vaccine or treatment for COVID-19; governmental, business and individuals’ actions in response to the pandemic, including our business continuity and cash optimization plans that have and may be implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; and any closures of our and our customers’ offices and facilities; risks associated with employees working remotely or operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost or at all due to economic conditions resulting from COVID-19 or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters and pandemics including the COVID-19 pandemic; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; cybersecurity and data privacy incidents; failure to maintain effective internal controls; disruptions in transportation and logistics; our inability to achieve some or all of the anticipated benefits of our spin-off including uncertainty regarding qualification for expected tax treatment; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2019 Form 10-K, Item 1A of Part II in our Quarterly Report on Form 10-Q filed on May 1, 2020, Item 1A of Part II in this Quarterly Report on Form 10-Q, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

Recent Developments

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has continued to spread rapidly, with most countries and territories worldwide having confirmed cases, and with certain jurisdictions experiencing resurgences. The spread has resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, reduced demand and production sales across most industries, declines and volatility within global financial markets, and decreased workforces causing increased unemployment. The continuously evolving nature of this pandemic and the responses to combat the pandemic, such as governmental restrictions on non-essential business and travel, continue to have an increasingly negative impact on the United States and global economies. While various jurisdictions have ended, or have implemented policies to phase out, these containment measures, increases in new COVID-19 cases have caused certain jurisdictions to re-implement restrictions.

The U.S. Department of Homeland Security designated our industry as "essential critical infrastructure" during the response to COVID-19 for both public health and safety as well as community well-being. The Company takes its obligation seriously to produce materials that support the broader population, all while maintaining a prioritized focus on the health and safety of its employees and the communities in which it operates, and assuring the continuity of its business operations. As a global provider of products that are key inputs for our customers’ processes serving a variety of end-markets, a pandemic presents obstacles that can adversely affect our supply chain effectiveness and efficiencies, our manufacturing operations and customer demand for our products and, ultimately, our financial results. We believe we are well positioned to respond to and mitigate the potential impacts of the rapidly evolving market dynamics.

In the first quarter of 2020, the Company began executing its business continuity plans with dedicated teams chartered to proactively implement measures to mitigate COVID-19 impacts while continuing to operate all of its manufacturing facilities to meet customer demand. In response to COVID-19, the Company took many actions to protect its employees, customers, suppliers, shareholders and surrounding communities including, but not limited to: (i) 100% thermal screening process at all manufacturing facilities and restrictions on non-essential visitors; (ii) telecommuting across all sites, where possible; (iii) prohibiting all non-essential domestic and international business travel; (iv) establishing social distancing while limiting the number of employees in control rooms, labs and in-person meetings; and (v) maintaining policies and practices consistent with CDC and government guidelines including upgraded personal protective equipment and face coverings at all manufacturing facilities. Our telecommuting policies have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal controls. The Company has protocols in place at all sites, including on-site medical personnel at manufacturing facilities to actively monitor employees and contractors who report symptoms of or exposure to COVID-19. In addition, the Company has trained a contingent workforce to operate the plants as part of its business continuity planning. The Company continued its execution of these measures at all sites through the second quarter of 2020.

We believe our competitive strengths are serving us well during this time including our vertically integrated asset base and global low-cost advantage as well as driving disciplined cost and cash management across the organization with further reductions of capital expenditures and discretionary spending. Moving into the third quarter of 2020, the Company is supporting safe and stable operations while continuing to serve its customers by adjusting output to changes in mix and demand. In addition, the previously scheduled second quarter 2020 planned plant turnaround was de-risked with a majority of the work shifted to the end of the third quarter of 2020 in order to limit the number of contractors on site and ensure operational continuity in the current environment. During the third quarter, the Company plans to implement processes and procedures associated with the execution of the planned plant turnaround to mitigate any potential employee or contractor operational safety risks posed by COVID-19. From an industry perspective, global auto and building and construction demand reductions are impacting the nylon and chemical intermediates product lines in the near-term. Textile declines in Asia are also impacting nylon supply and demand conditions, while food packaging demand for nylon remains robust. Ammonium Sulfate and acetone demand have not been significantly impacted by COVID-19 to date. Ammonium Sulfate experienced steady demand during the peak second quarter domestic planting season, while North American acetone industry supply and demand continued to improve following affirmative final anti-dumping duties and robust demand for isopropyl alcohol (IPA), used for hand sanitizer and other disinfectants, methyl methacrylate (MMA), and other solvents. As a result of COVID-19, demand reduction for transportation fuels and resultant inventory builds have reduced refinery utilization rates, which the Company continues to monitor as it relates to potential impacts on its supply chain and availability of key raw materials.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there has been a material adverse impact on the Company’s second quarter 2020 results of operations. In the second quarter 2020, the Company experienced lower demand, particularly in nylon, caprolactam and phenol, resulting in a reduction of utilization rates and a decrease in overall sales volume (approximately 19%) compared to the prior year period, primarily related to global markets and the economic impact of COVID-19. With states, regions and countries in various phases of re-opening, we expect demand to gradually improve throughout the second half of 2020, although there is no assurance demand will recover given the potential for increased restrictions imposed by governments due to a surge in infection rates. We will continue to monitor developments and execute our operational and safety mitigation plans.

The situation surrounding COVID-19 remains fluid and unpredictable, and the potential for a continued material impact on the Company increases the longer the social and economic restrictions which impact the overall level of consumer and business activity in the United States and globally, remain in place or are reinstituted. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. For further information regarding the impact COVID-19 could have on our business, financial condition, results of operations and liquidity, see below in the MD&A under “Liquidity and Capital Resources” and Part II, Item 1A - “Risk Factors.”

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

Anti-Dumping Duty Petitions

On February 19, 2019, the Company announced that it filed anti-dumping duty petitions covering imports of acetone with the International Trade Commission (“ITC”) and U.S. Department of Commerce ("Commerce"). The petitions allege that dumped acetone imports into the United States from Belgium, Saudi Arabia, Singapore, South Africa, South Korea, and Spain have caused material injury to the domestic industry. On April 4, 2019, the ITC voted to continue the anti-dumping duty investigations concerning imports of acetone from all such nations other than Saudi Arabia. During the third quarter of 2019, Commerce announced its preliminary affirmative dumping determination regarding imports from Singapore, Spain, Belgium, South Africa and South Korea. On October 21, 2019, Commerce published its final affirmative determination of dumping regarding imports from Singapore and Spain, and on December 10, 2019, the ITC issued its final determination of material injury to the industry by reason of imports from Singapore and Spain. Effective December 20, 2019, Commerce imposed anti-dumping orders and applicable duties on imports of acetone from Singapore and Spain for a five-year period. On February 13, 2020, Commerce published its final affirmative determination of dumping regarding imports from Belgium, South Africa and South Korea and on March 17, 2020, the ITC issued its final determination of material injury to the industry by reason of imports from Belgium, South Africa and South Korea. Effective March 31, 2020, Commerce imposed anti-dumping orders and applicable duties on imports of acetone from Belgium, South Africa and South Korea for a five-year period. The anti-dumping orders are subject to annual administrative review, which may change the applicable level of duties. On May 26, 2020, LG Chem, Ltd., and LG Chem America, Inc., filed a motion with the U.S. Court of International Trade contesting the final determination made by Commerce concerning imports from South Korea, and on June 19, 2020, the Company filed a motion to intervene. The anti-dumping orders applicable to imports from all other sources were not appealed.

2019 Operational Events

On June 24, 2019, the Company announced that it was assessing the potential business impact of the fire that occurred at Philadelphia Energy Solutions' (“PES”) refinery in Philadelphia. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. The PES disruption did not have a material impact on second quarter 2019 financial results. The Company incurred approximately $4 million and $6 million of unfavorable impact to pre-tax income in the third and fourth quarters, respectively, of 2019, including incremental raw material and logistics costs as well as a modest unfavorable impact from fixed cost absorption. As the PES refinery remains shutdown, the Company submitted a business interruption insurance claim and has realigned its supply chain to ensure the continuity of cumene supply. The Company anticipates an approximately $10 million unfavorable impact to pre-tax income in 2020, approximately flat compared to full-year 2019.

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts to improve the Company’s competitive position in providing quality film products and services to its customers. The Company has also announced a strategic alliance with Oben Holdings Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry, leveraging the Company's sales channels and Nylon 6 resin supply with Oben's new state-of-the-art manufacturing facility. The Company ceased operations at the Pottsville, Pennsylvania plant in July 2019. We recognized a restructuring charge of $12.6 million in the second quarter of 2019 which was reduced to $11 million in the fourth quarter of 2019 and do not expect to incur any additional restructuring charges related to the closure. See “Note 14. Restructuring” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

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

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$233,022	$345,215	$535,735	$660,110
% change compared with prior year period	(32.5)%		(18.8)%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Volume	(18.5)%	(6.7)%
Price	(14.0)%	(12.1)%
	(32.5)%	(18.8)%

Sales decreased in the three months ended June 30, 2020 compared to the prior year period by $112.2 million (approximately 33%) due primarily to lower volumes (approximately 19%) due to reduced demand, particularly nylon, caprolactam and phenol primarily related to global markets and the economic impact of COVID-19. Pricing was lower as well (approximately 14%) driven primarily by (i) lower formula-based pass-through pricing (approximately 11%) following a net decrease in the cost of benzene and propylene (inputs to cumene which is a key feedstock material for our products) and (ii) lower market-based pricing (approximately 3%) in caprolactam, ammonium sulfate and nylon product lines, partially offset by market price increases in chemical intermediates, particularly acetone.

Sales decreased in the six months ended June 30, 2020 compared to the prior year period by $124.4 million (approximately 19%) due primarily to lower sales prices (approximately 12%) driven primarily by lower market-based pricing (approximately 7%) in nylon, ammonium sulfate and caprolactam product lines, partially offset by pricing strength in chemical intermediates, primarily acetone, and lower formula-based pass-through pricing (approximately 5%). Volume decreased by approximately 7% due primarily to decreases in nylon and caprolactam.

Costs of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Costs of goods sold	$198,739	$303,128	$470,746	$570,008
% change compared with prior year period	(34.4)%		(17.4)%
Gross Margin percentage	14.7%	12.2%	12.1%	13.6%

Costs of goods sold decreased in the three months ended June 30, 2020 compared to the prior year period by $104.4 million (approximately 34%) due primarily to (i) lower sales volumes as discussed above (approximately 17%) and (ii) lower prices of raw materials, particularly benzene and propylene (approximately 15%), and (iii) the absence of a restructuring charge associated with the closure of our operations in Pottsville, PA (approximately 4%).

Costs of goods sold decreased in the six months ended June 30, 2020 compared to the prior year period by $99.3 million (approximately 17%) due primarily to (i) lower prices of raw materials, particularly benzene and propylene, natural gas, and sulfur (approximately 10%), (ii) lower sales volumes as discussed above (approximately 6%) and (iii) the absence of a restructuring charge associated with the closure of operations in Pottsville, PA (approximately 2%).

Gross margin percentage increased by approximately 3% in the three months ended June 30, 2020 compared to the prior year period due primarily to (i) the net impact of formula based pass-through pricing and lower raw material costs (approximately 6%) and (ii) the absence of a restructuring charge associated with the closure of our operations in Pottsville, PA (approximately 5%), partially offset by a decline in market pricing (approximately 4%), lower sales volumes (approximately 2%) and increased raw material and logistics costs related to the PES plant disruption and shutdown (approximately 2%).

Gross margin percentage decreased by approximately 2% in the six months ended June 30, 2020 compared to the prior year period due to (i) unfavorable margin impact of market based pricing (approximately 8%) and (ii) the impact of insurance proceeds received in the prior year (approximately 2%) partially offset by the favorable margin impact of formula based pass-through pricing and lower raw material costs (approximately 5%), and the absence of a restructuring charge associated with the closure of our operations in Pottsville PA (approximately 2%).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative expenses	$17,911	$20,009	$34,651	$39,422
Percent of sales	7.7%	5.8%	6.5%	6.0%

Selling, general and administrative expenses decreased by $2.1 million in the three months ended June 30, 2020 compared to the prior period due primarily to decreased legal expenses, stock-based compensation and disciplined cost management including lower functional support costs.

Selling, general and administrative expenses decreased by $4.8 million in the six months ended June 30, 2020 compared to the prior period due primarily to decreased legal expenses, stock-based compensation and IT costs and disciplined cost management including lower functional support costs.

Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tax expense	$2,273	$5,280	$5,938	$12,104
Effective tax rate	16.6%	25.6%	22.9%	25.4%

As noted in Note 11. "Income Taxes" to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q, The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), enacted on March 27, 2020, includes various modifications to current tax law and is intended to provide economic relief in response to the COVID-19 pandemic. One provision included in the CARES Act allows for a five-year carryback of Federal net operating losses (NOLs) generated in tax years beginning in 2018, 2019 and 2020. The Company finalized its 2019 U.S. federal income tax return which reflected a net operating loss, on a tax basis, and certain tax credits which were carried back to earlier years. This carryback claim reflected a refund of previously paid taxes in the amount of $12.2 million. As such, in the second quarter, we recorded a true up between the actual impact of the federal carryback compared to the estimated impact which was recorded in the first quarter of 2020. This true up resulted in an increase of $4.2 million recorded in Taxes receivable compared with the $8.0 million previously recorded in the first quarter.

The Company’s effective tax rate for the three months ended June 30, 2020 was lower compared to the U.S. federal statutory rate, due primarily to the impact of changes in the Company's geographical sales mix on state tax and additional research tax credits claimed on the Company's 2019 U.S. federal income tax return. This decrease was partially offset by tax deficiencies on vesting of equity compensation in the quarter and executive compensation limitations. The Company’s effective tax rate for the three months ended June 30, 2019 was higher compared to the U.S. federal statutory rate due primarily to state taxes and executive compensation deduction limitations offset partially by the research tax credits.

The Company’s effective tax rate for the six months ended June 30, 2020 was higher compared to the U.S. statutory rate due primarily to tax deficiencies on vesting of equity compensation, executive compensation deduction limitations, and impact of the CARES Act, partially offset by additional research tax credits claimed on the Company’s 2019 U.S. federal income tax return and the impact of changes in the Company’s geographical sales mix on state tax. The Company’s effective tax rate for the six months ended June 30, 2019 was higher compared to the U.S. federal statutory rate due primarily to state taxes and executive compensation deduction limitations offset partially by the research tax credits.

The Company’s effective tax rate for the three and six months ended June 30, 2020 was lower than the prior year period due primarily to the impact of changes in the Company’s geographical sales mix on state tax and additional research tax credits claimed on the Company’s 2019 U.S. federal income tax return, partially offset by tax deficiencies on vesting of equity compensation and impact of the CARES Act.

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$11,429	$15,346	$20,005	$35,520

As a result of the factors described above, Net income was $11.4 million and $20.0 million for the three and six months ended June 30, 2020 as compared to $15.3 million and $35.5 million in the corresponding prior year period.

Non-GAAP Measures
(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of EBITDA and EBITDA Margin. EBITDA is defined as Net income before Interest, Income taxes and Depreciation and amortization. EBITDA Margin is equal to EBITDA divided by Sales. The following tables also present each of these measures as further adjusted. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that are not considered core to the Company’s operations.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$11,429	$15,346	$20,005	$35,520
Interest expense, net	1,887	1,328	3,846	2,434
Income taxes	2,273	5,280	5,938	12,104
Depreciation and amortization	15,132	13,957	29,564	27,872
EBITDA (non-GAAP)	30,721	35,911	59,353	77,930
One-time Pottsville restructuring charges (1)	—	12,623	—	12,623
EBITDA excluding one-time Pottsville restructuring charges (non-GAAP)	$30,721	$48,534	$59,353	$90,553

Sales	$233,022	$345,215	$535,735	$660,110

EBITDA margin (non-GAAP)	13.2%	10.4%	11.1%	11.8%

EBITDA margin excluding one-time Pottsville restructuring charges (non-GAAP)	13.2%	14.1%	11.1%	13.7%

(1) Prior year one-time Pottsville restructuring charges reflect the closure of the Company's Pottsville, Pennsylvania films plant. See “Note 14. Restructuring” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in our 2019 Form 10-K, as updated in Part II, Item 1A below. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which enhance liquidity and enable us to efficiently manage our working capital needs. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities as well as the prices of our raw materials and general economic and industry trends, as well as customer demand, which in the second quarter was materially impacted by the circumstances surrounding COVID-19. Although we continue to optimize supply chain financing programs in the ordinary course, our utilization of these arrangements, both prior to and during the COVID-19 pandemic, has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures including high return growth and cost savings investments, share repurchases, if any, employee benefit obligations, interest payments, strategic acquisitions and debt management. While the COVID-19 pandemic has created and continues to create significant volatility in funding markets, we believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2019 Form 10-K as updated in Part II, Item 1A below, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the second quarter of 2020, the Company had approximately $73 million of cash on hand with approximately $36 million of additional capacity available under the revolving credit facility. Given the uncertain environment in light of the COVID-19 pandemic, the Company maintained higher cash balances as a precautionary measure in the second quarter of 2020 for its working capital needs and other general corporate purposes, but plans to maintain lower cash balances during the remainder of 2020 to reduce gross debt levels and minimize interest cost. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. The Second Amendment to the credit facility also provides leverage ratio covenant flexibility in 2020. In response to the current environment, the Company has taken several actions to improve liquidity and optimize cash flow in 2020. Capital expenditures are expected to be approximately $85 million in 2020, which represents a decrease of approximately $65 million versus 2019, as we continue to assess opportunities to maximize free cash flow by deferring, or reducing, non-critical repair and maintenance capital expenditures in light of current and anticipated economic conditions. The Company is also driving disciplined cost management across the organization including all discretionary spending. As a result of its actions, the Company is targeting an approximately $15 to $20 million full-year cost reduction versus the prior year.

The CARES Act is intended to provide economic relief resulting from the COVID-19 pandemic and includes, but is not limited to provisions for taxes, employment related costs, deferral of pension funding obligations and options for liquidity. While we continue to evaluate the impact and benefits of the CARES Act, the Company anticipates approximately $12 million of cash tax savings in 2020 and an approximately $6 million cash benefit in 2020 from the deferral of social security taxes. For social security taxes that have been deferred, 50% will be due by December 31, 2021 with the remainder due by December 31, 2022.

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

The Company made contributions to the defined benefit pension plan of $1.7 million during the six months ended June 30, 2020 with $1.7 million in the first quarter of 2020 and no contributions in the second quarter of 2020. The Company currently plans to make pension plan contributions during 2020 sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $7 million to $9 million but will continue to evaluate provisions of the CARES Act regarding deferral of pension funding obligations. We anticipate making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

As of June 30, 2020, the Company had repurchased 3,592,639 shares of common stock including 502,877 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $101.7 million at a weighted average market price of $28.31 per share. As of June 30, 2020, $59.6 million remained available for repurchase under the currently authorized repurchase program. During the second quarter and the period from July 1, 2020 through July 24, 2020, no additional shares were repurchased under the currently authorized repurchase program.

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

The First Amended and Restated Credit Agreement contained customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The First Amended and Restated Credit Agreement also contained financial covenants that required the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the First Amended and Restated Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2018, through and including the fiscal quarter ending December 31, 2019, (ii) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2020, through and including the fiscal quarter ending December 31, 2020, (iii) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2021, through and including the fiscal quarter ending December 31, 2021, and (iv) 2.75 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company did not comply with the covenants in the First Amended and Restated Credit Agreement, the lenders could have, subject to customary cure rights, required the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was in compliance with all related covenants at December 31, 2019.

On February 19, 2020, the Company entered into Amendment No. 2 (the “Second Amendment”) to the First Amended and Restated Credit Agreement (after giving effect to the Second Amendment, the “Second Amended and Restated Credit Agreement”).

The Second Amendment amended the Consolidated Leverage Ratio financial covenant of the Credit Agreement and requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a Consolidated Leverage Ratio increase in connection with certain acquisitions). The Consolidated Interest Coverage Ratio financial covenant of the First Amended and Restated Credit Agreement was not changed and continues to require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company does not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was in compliance with all related covenants at June 30, 2020.

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

The Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at June 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q.

The situation surrounding COVID-19 remains fluid and unpredictable, and the potential for a material impact on the Company increases the longer the social and economic restrictions remain in place or are reinstituted, which impacts the overall level of consumer and business activity in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. For further information regarding risk and the impact COVID-19 could have on our business, financial condition, results of operations and liquidity, including our ability to comply with financial covenants in our credit facility and our access to, and cost of, capital, see Part II, Item 1A. "Risk Factors."

As of June 30, 2020, $36 million was available for use out of the total of $425 million under the Revolving Credit Facility.

As of December 31, 2019, we had a balance of $297 million under the Revolving Credit Facility. During the first six months of 2020, we borrowed an incremental net amount of $91 million to bring the balance under the Revolving Credit Facility to $388 million as of June 30, 2020. Going forward, we expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Six Months Ended June 30,
	2020	2019
Cash provided by (used for):
Operating activities	$28,553	$67,363
Investing activities	(52,127)	(72,486)
Financing activities	89,187	12,372
Net change in cash and cash equivalents	$65,613	$7,249

Cash provided by operating activities decreased by $38.8 million for the six months ended June 30, 2020 versus the prior year period due primarily to a $15.5 million decrease in net income, a $37.8 million unfavorable cash impact from working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income) for the six months ended June 30, 2020 versus a $17.7 million unfavorable cash impact from working capital in the prior year period and a $6.1 million unfavorable cash impact from taxes receivable. These decreases were partially offset by an increase in Other assets and liabilities driven by a $6.2 million increase in Prepaid expenses and a $3.8 million increase in income tax reserve as well as a change in the timing of payments for Accrued liabilities of $7.7 million versus the same period in the prior year. The Pottsville restructuring charge had a net neutral impact on operational cash flow during the second quarter of 2019.

Cash used for investing activities decreased by $20.4 million for the six months ended June 30, 2020 versus the prior year period due to a decrease in cash paid for capital expenditures.

Cash provided by financing activities increased by $76.8 million for the six months ended June 30, 2020 versus the prior year period due primarily to net borrowings of $91.0 million for the six months ended June 30, 2020 compared to net borrowings of $55.0 million during the prior year period, offset by $1.0 million in cash outflows for share repurchases during the six months ended June 30, 2020 compared to $40.3 million in cash outflows during the prior year period, both of which are described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Six Months Ended June 30, 2020
Capital expenditures in Accounts payable at December 31, 2019	$21,594
Purchases of property, plant and equipment	36,046
Less: Capital expenditures in Accounts payable at June 30, 2020	(6,038)
Cash paid for capital expenditures	$51,602

For 2020, we expect our total capital expenditures to be approximately $85 million, which represents a decrease of approximately $65 million versus 2019 reflecting disciplined capital deployment and following the completion of several high-return growth and cost savings investments. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2020, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2019 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

These interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. These interest rate swaps have been designated as cash flow hedges and convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of these interest rate swaps, interest payments on approximately 26% of our total borrowings, as of June 30, 2020, have been swapped from floating rate to fixed rate for the life of the swaps, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of June 30, 2020, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at June 30, 2020, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the six months ended June 30, 2020 would have resulted in an increase or decrease to our interest expense of approximately $0.7 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2020, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that certain of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company continually monitors and assesses the potential impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to mitigate any impact to design and operating effectiveness.

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The Virginia Department of Environmental Quality (“Virginia DEQ”) provided notice to the Company in April 2020 of a consent order to address certain alleged violations involving monitoring, recordkeeping, emissions bypass and other related requirements at the Company’s manufacturing facility in Hopewell, Virginia, in each case that were self-reported by the Company, may potentially subject the Company to certain specified penalties under the Virginia Air Pollution Control Law and applicable regulatory requirements. In July 2020, the Virginia DEQ and the Company agreed in a consent order that the Company would pay a civil charge of $123,082.

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2019 Form 10-K, as amended by our subsequent Quarterly Reports on Form 10-Q, which are hereby incorporated by reference. The risks described below, and the risks described in the Company’s 2019 Form 10-K, as amended by our subsequent Quarterly Reports on Form 10-Q, are not the only risks we face. Additional risks and uncertainties that are not presently known to us or are currently deemed to be immaterial also may materially adversely affect our business, financial condition or results of operations in the future. If any of the risks actually occur, our business, financial condition or results of operations could be materially impacted.

Our results of operations have been, and are expected to continue to be, materially adversely impacted by the coronavirus (COVID-19) pandemic and the measures implemented to contain the spread of the virus.

The continued spread of the coronavirus (COVID-19) pandemic and the resulting containment measures have created significant volatility, uncertainty and economic disruption globally and have had, and are expected to continue to have, a material adverse impact on the Company's results of operations.

The U.S. Department of Homeland Security has designated our industry as "essential critical infrastructure" during the response to COVID-19 for both public health and safety as well as community well-being. The Company takes its obligation seriously to produce materials that support the broader population, all while maintaining a prioritized focus on the health and safety of its employees and the communities in which it operates, and assuring the continuity of its business operations. As a global provider of products that are key inputs for our customers’ processes serving a variety of end-markets, a pandemic presents obstacles that can adversely affect our supply chain effectiveness and efficiencies, our manufacturing operations and customer demand for our products and, ultimately, our financial results. We believe we are well positioned to respond to and mitigate the potential impacts of the rapidly evolving market dynamics. While the Company was not materially adversely impacted by COVID-19 in the first quarter of 2020, the Company experienced lower demand, particularly in nylon, caprolactam and phenol, during the second quarter 2020, resulting in a reduction of utilization rates and a decrease in overall sales volume compared to the prior year period, primarily related to global markets and the economic impact of COVID-19. While we expect that COVID-19 will continue to impact the Company's results of operations, financial position and liquidity in the near-term and potentially beyond, we are unable to predict the extent or nature of these impacts at this time.

The extent of the future and overall impact from the COVID-19 pandemic on our business depends on numerous evolving factors and future developments that cannot be accurately predicted at this time, including, but not limited to: the scope and duration of the pandemic, including the extent of any resurgences, and the pace of recovery; the timing of the development and distribution of an effective vaccine or treatments for COVID-19; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including our business continuity and cash optimization plans that have and may be implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; and risks associated with employees working remotely or operating with a reduced workforce. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

Under difficult market conditions, there can be no assurance that access to credit or the capital markets would be available or sufficient, and as such, if needed, we may not be able to successfully obtain additional financing on reasonable terms, at a reasonable cost, or at all. Further, the difficult market conditions created by the pandemic may impact our ability to comply with financial covenants in our credit facility, increase our cost of capital or make additional capital, including the refinancing of our credit facility, more difficult or available only on terms less favorable to us. A sustained downturn may also result in the carrying value of our goodwill exceeding its fair value, which may require us to recognize an impairment to those assets. A sustained downturn in the financial markets and asset values may have the effect of increasing our pension funding obligations in order to ensure that our qualified pension plans continue to be adequately funded, which may divert cash flow from other uses. The effects of the pandemic may also impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Any of these events could materially adversely impact our business, financial condition, results of operations, cash flow, liquidity and/or stock price. The COVID-19 pandemic, as well as future pandemics or resurgences of COVID-19, could also cause or contribute to the other risk factors identified in our 2019 Form 10-K, as amended in our subsequent Quarterly Reports on Form 10-Q, which in turn could materially adversely affect our business, financial condition, results of operations, cash flow, liquidity and/or stock price. Further, the COVID-19 pandemic may also affect our business, operations and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

For additional information regarding the impact of COVID-19 on our business, financial condition, results of operations, cash flow and liquidity, see above in the MD&A under "Recent Developments - COVID-19" and "Liquidity and Capital Resources."

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended June 30, 2020. During the quarter ended June 30, 2020, no shares were purchased under our share repurchase program and 10,361 shares were repurchased as a result of tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2020	(1)	7,031	$9.47	—	$59,581,679
May 2020		—	—	—	59,581,679
June 2020	(1)	3,330	12.20	—	59,581,679
Total		10,361	$10.35	—

(1) All shares purchased were as a result of tax withholding obligations in connection with the vesting of equity awards.

During the period from July 1, 2020 through July 24, 2020, no additional shares were repurchased under the currently authorized repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
10.1
Offer of Employment Letter between AdvanSix Inc. and John M. Quitmeyer, dated April 1, 2020 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020). †

10.2	Offer of Employment Letter between AdvanSix Inc. and Kelly Slieter, dated May 25, 2020. †
10.3	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 23, 2020). †
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: July 31, 2020	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer