Form 10-Q
period 2020-09-30
AdvanSix Inc.
filed 2020-10-30
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
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

The Registrant had 28,030,271 shares of common stock, $0.01 par value, outstanding at October 23, 2020.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$281,910	$310,633	$817,644	$970,743
Costs, expenses and other:
Costs of goods sold	265,758	280,123	736,504	850,131
Selling, general and administrative expenses	16,177	19,261	50,827	58,683
Interest expense, net	1,981	1,293	5,827	3,727
Other non-operating expense (income), net	(334)	522	216	1,144
Total costs, expenses and other	283,582	301,199	793,374	913,685

Income (loss) before taxes	(1,672)	9,434	24,270	57,058
Income tax expense (benefit)	(980)	1,513	4,957	13,617
Net income (loss)	$(692)	$7,921	$19,313	$43,441

Earnings (loss) per common share
Basic	$(0.02)	$0.29	$0.69	$1.54
Diluted	$(0.02)	$0.28	$0.69	$1.49
Weighted average common shares outstanding
Basic	28,079,937	27,608,985	28,037,651	28,192,760
Diluted	28,079,937	28,581,451	28,092,712	29,164,024

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(692)	$7,921	$19,313	$43,441
Foreign exchange translation adjustment	(10)	(20)	(67)	(17)
Cash-flow hedges	346	(439)	(1,563)	(1,060)
Other comprehensive income (loss), net of tax	336	(459)	(1,630)	(1,077)
Comprehensive income (loss)	$(356)	$7,462	$17,683	$42,364

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$16,686	$7,050
Accounts and other receivables – net	97,101	104,613
Inventories – net	173,873	171,710
Taxes receivable	13,807	2,047
Other current assets	7,096	5,117
Total current assets	308,563	290,537
Property, plant and equipment – net	765,125	755,881
Operating lease right-of-use assets	110,360	135,985
Goodwill	15,005	15,005
Other assets	36,079	38,561
Total assets	$1,235,132	$1,235,969

LIABILITIES
Current liabilities:
Accounts payable	$179,652	$205,911
Accrued liabilities	35,610	28,114
Operating lease liabilities – short-term	31,724	38,005
Deferred income and customer advances	6,176	19,696
Total current liabilities	253,162	291,726
Deferred income taxes	121,445	110,071
Operating lease liabilities – long-term	79,085	98,347
Line of credit – long-term	313,000	297,000
Postretirement benefit obligations	36,783	32,410
Other liabilities	10,623	5,537
Total liabilities	814,098	835,091

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,622,910 shares issued and 28,030,271 outstanding at September 30, 2020; 31,423,898 shares issued and 27,914,777 outstanding at December 31, 2019	316	314
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Treasury stock at par (3,592,639 shares at September 30, 2020; 3,509,121 shares at December 31, 2019)	(36)	(35)
Additional paid-in capital	183,356	180,884
Retained earnings	248,479	229,166
Accumulated other comprehensive loss	(11,081)	(9,451)
Total stockholders' equity	421,034	400,878
Total liabilities and stockholders' equity	$1,235,132	$1,235,969
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$19,313	$43,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,061	42,094
Loss on disposal of assets	143	4,967
Deferred income taxes	11,895	9,149
Stock based compensation	3,503	7,575
Accretion of deferred financing fees	412	320
Restructuring charges	—	12,623
Changes in assets and liabilities:
Accounts and other receivables	7,445	51,170
Inventories	(2,163)	(26,739)
Taxes receivable	(11,760)	(34)
Accounts payable	(9,939)	(12,844)
Accrued liabilities	7,776	(4,470)
Deferred income and customer advances	(13,520)	(20,608)
Other assets and liabilities	5,920	(6,108)
Net cash provided by operating activities	64,086	100,536

Cash flows from investing activities:
Expenditures for property, plant and equipment	(67,563)	(106,386)
Other investing activities	(898)	(2,203)
Net cash used for investing activities	(68,461)	(108,589)

Cash flows from financing activities:
Borrowings from line of credit	268,500	316,750
Payments of line of credit	(252,500)	(250,750)
Payment of line of credit facility fees	(425)	—
Principal payments of finance leases	(534)	(4,656)
Purchase of treasury stock	(1,032)	(53,067)
Issuance of common stock	2	16
Net cash provided by financing activities	14,011	8,293

Net change in cash and cash equivalents	9,636	240
Cash and cash equivalents at beginning of period	7,050	9,808
Cash and cash equivalents at the end of period	$16,686	$10,048

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$5,802	$27,344

Supplemental cash activities:
Cash paid for interest	$4,493	$3,519
Cash paid for income taxes	$1,501	$6,949
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2019	31,423,898	$314	$180,884	$229,166	$(35)	$(9,451)	$400,878

Net Income	—	—	—	8,576	—	—	8,576
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(57)	(57)
Cash-flow Hedges	—	—	—	—	—	(1,836)	(1,836)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,893)	(1,893)
Issuance of common stock	154,495	2	—	—	—	—	2
Purchase of treasury stock (73,157 shares)	—	—	(924)	—	(1)	—	(925)
Stock-based compensation	—	—	1,198	—	—	—	1,198
Balance at March 31, 2020	31,578,393	316	181,158	237,742	(36)	(11,344)	407,836

Net Income	—	—	—	11,429	—	—	11,429
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	—	—
Cash-flow Hedges	—	—	—	—	—	(73)	(73)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(73)	(73)
Issuance of common stock	44,517	—	—	—	—	—	—
Purchase of treasury stock (10,361 shares)	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	1,702	—	—	—	1,702
Balance at June 30, 2020	31,622,910	316	182,753	249,171	(36)	(11,417)	420,787

Net Loss	—	—	—	(692)	—	—	(692)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(10)	(10)
Cash-flow Hedges	—	—	—	—	—	346	346
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	336	336
Issuance of common stock	—	—	—	—	—	—	—
Purchase of treasury stock (0 shares)	—	—	—	—	—	—	—
Stock-based compensation	—	—	603	—	—	—	603
Balance at September 30, 2020	31,622,910	$316	$183,356	$248,479	$(36)	$(11,081)	$421,034

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

The Company continues to evaluate the potential impact of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020. The CARES Act, and other government stimulus programs are intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, provisions for taxes, employment related costs, deferral of pension payments and options for liquidity. See "Note 11. Income Taxes" below for a further discussion of the CARES Act.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there was no material impact on the Company’s first quarter 2020 results of operations. In the second quarter of 2020, the Company experienced lower demand, resulting in a reduction of plant utilization rates and a decrease in overall sales volume compared to the prior year period, primarily related to global markets and the economic impact of COVID-19. During the third quarter, the Company experienced an improvement of demand to approximately pre-COVID-19 levels. The situation surrounding COVID-19 remains fluid and unpredictable, and the potential for a continued material impact on the Company increases the longer the social and economic restrictions which impact the overall level of consumer and business activity in the United States and globally, remain in place or are reinstituted. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2020, and its results of operations for the three and nine months ended

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. The year-end Condensed Consolidated Balance Sheet data were derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2020 and 2019 were September 26, 2020 and September 28, 2019, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at September 30, 2020 and December 31, 2019 aggregated $2.1 million and $1.7 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.
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
As of September 30, 2020, the Company had repurchased 3,592,639 shares of common stock, including 502,877 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $101.7 million at a weighted average market price of $28.31 per share. As of September 30, 2020, $59.6 million remained available for share repurchases under the current authorization. During the period October 1, 2020 through October 23, 2020, no additional shares were repurchased under the currently authorized repurchase program.

2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in the ASU remove certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. Therefore, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. This will result in more convertible debt instruments being accounted for as a single liability measured at its amortized cost and more convertible preferred stock being accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The ASU also amends the derivative scope exception guidance for contracts in an entity’s own equity. The amendments remove three settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The guidance is effective for public business entities for fiscal years, and interim terms within those fiscal years, beginning after December 15, 2021. Early adoption of the amendments in this update is permitted, but no earlier than fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020. The Company is evaluating the impact that the amendments of this standard would have on the Company's consolidated financial position or results of operations upon adoption.

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

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in more than 50 countries and across a wide variety of industries. For the three months ended September 30, 2020 and 2019, the Company's ten largest customers accounted for approximately 48% and 51% of total sales, respectively. For the nine months ended September 30, 2020 and 2019, the Company's ten largest customers accounted for approximately 43% and 47% of total sales, respectively.
We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

customer is Shaw Industries Group Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended September 30, 2020 and 2019, our sales to Shaw were 14% and 23%, respectively, of our total sales. For the nine months ended September 30, 2020 and 2019, our sales to Shaw were 13% and 21%, respectively, of our total sales.

Each of the Company’s product lines represented the following approximate percentage of total sales for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Nylon	26%	25%	25%	28%
Caprolactam	18%	26%	18%	22%
Ammonium Sulfate Fertilizers	22%	20%	26%	23%
Chemical Intermediates	34%	29%	31%	27%
	100%	100%	100%	100%

The Company's revenues by geographic area for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$217,062	$250,056	$623,817	$797,249
International	64,848	60,577	193,827	173,494
Total	$281,910	$310,633	$817,644	$970,743

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the nine months ended September 30, 2020:

Opening balance January 1, 2020	$19,696
Additions to deferred income and customer advances	9,673
Less amounts recognized in revenues	(23,193)
Ending balance September 30, 2020	$6,176
The Company expects to recognize as revenue the September 30, 2020 ending balance of Deferred income and customer advances within one year or less.

4. Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three and nine months ended September 30, 2020 and 2019 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic
Net Income (loss)	$(692)	$7,921	$19,313	$43,441
Weighted average common shares outstanding	28,079,937	27,608,985	28,037,651	28,192,760
EPS – Basic	$(0.02)	$0.29	$0.69	$1.54
Diluted
Dilutive effect of equity awards and other stock-based holdings	—	972,466	55,061	971,264
Weighted average common shares outstanding	28,079,937	28,581,451	28,092,712	29,164,024
EPS – Diluted	$(0.02)	$0.28	$0.69	$1.49

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents (which includes units allocated to the AdvanSix stock unit fund under the AdvanSix Inc. Deferred Compensation Plan) using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options and stock equivalents	890,484	658,327	1,042,020	509,401

5. Accounts and Other Receivables – Net

	September 30, 2020	December 31, 2019
Accounts receivables	$96,252	$105,275
Other	2,291	1,661
Total accounts and other receivables	98,543	106,936
Less – allowance for doubtful accounts	(1,442)	(2,323)
Total accounts and other receivables – net	$97,101	$104,613

6. Inventories

	September 30, 2020	December 31, 2019
Raw materials	$80,038	$63,644
Work in progress	56,921	56,065
Finished goods	46,218	58,527
Spares and other	26,105	25,035
	209,282	203,271
Reduction to LIFO cost basis	(35,409)	(31,561)
Total inventories – net	$173,873	$171,710

7. Postretirement Benefit Cost

The components of Net periodic benefit cost of the Company’s pension plan are as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$2,005	$1,714	$6,016	$5,141
Interest cost	544	521	1,631	1,563
Expected return on plan assets	(524)	(334)	(1,573)	(1,002)
Net periodic benefit cost	$2,025	$1,901	$6,074	$5,702

The Company made cash contributions to the defined benefit pension plan of $1.7 million during the nine months ended September 30, 2020 with $1.7 million in the first quarter of 2020 and no contributions in the second or third quarters of 2020. The Company made an additional cash contribution of $6.4 million in the fourth quarter of 2020 for a total of $8.1 million for the full year of 2020. The Company does not anticipate making any further contributions for the remainder of 2020 but anticipates making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

8. Long-term Debt and Credit Agreement

At September 30, 2020, the Company assessed the amount recorded under the Revolving Credit Facility (defined below) and determined that such amounts approximate fair value. Since a floating rate interest is applied to all borrowings from our Revolving Credit Facility, the fair value of our debt closely approximates the carrying value and is therefore classified as Level 2 within the valuation hierarchy.

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

The Second Amendment amended the Consolidated Leverage Ratio financial covenant of the Credit Agreement and requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ended March 31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). The Consolidated Interest Coverage Ratio financial covenant of the First Amended and Restated Credit Agreement was not changed and continues to require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company does not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was in compliance with all related covenants at September 30, 2020.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Since the start of 2020, the Company has borrowed an incremental $268.5 million for liquidity and working capital purposes under the Revolving Credit Facility and repaid $252.5 million to bring the balance under the Revolving Credit Facility to $313.0 million at September 30, 2020.

The Company had approximately $1.0 million of letter of credit agreements outstanding under the Revolving Credit Facility at September 30, 2020, as well as an immaterial amount associated with bilateral letters of credit outside the Revolving Credit Facility.

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

We have lease agreements with lease and non-lease components, which are generally accounted for separately. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities. The Company has entered into agreements to lease transportation equipment, storage facilities, office space, dock access and other equipment. The leases have initial terms of up to 20 years with some containing renewal options subject to customary conditions. The term and length of the various agreements, as well as the timing of any renewals, will impact the ROU asset calculation and related liability.

The components of lease expense were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Finance lease cost:
Amortization of right-of-use asset	$172	$527
Interest on lease liabilities	11	39
Total finance lease cost	183	566
Operating lease cost	11,087	33,157
Short-term lease cost	2,126	5,846
Variable lease cost	—	—
Total lease cost	$13,396	$39,569

Supplemental cash flow information related to leases was as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,046
Operating cash flows from finance leases	41
Financing cash flows from finance leases	534
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,785
Finance leases	16

Supplemental balance sheet information related to leases was as follows:

September 30, 2020
Operating Leases
Operating lease right-of-use assets	$110,360
Operating lease liabilities – short-term	31,724
Operating lease liabilities – long-term	79,085
Total operating lease liabilities	$110,809
Finance Leases
Property, plant and equipment – gross	$1,992
Accumulated depreciation	(1,101)
Property, plant and equipment – net	$891
Accounts payable	581
Other liabilities	320
Total finance lease liabilities	$901
Weighted Average Remaining Lease Term
Operating leases	9.9 years
Finance leases	1.7 years
Weighted Average Discount Rate
Operating leases	5.92%
Finance leases	4.69%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020 (remainder)	$11,092	$186
2021	33,182	531
2022	23,099	199
2023	13,620	13
2024	11,754	8
Thereafter	62,376	—
Total lease payments	155,123	937
Less imputed interest	(44,314)	(36)
Total	$110,809	$901

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

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our manufacturing locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on the Company's consolidated financial position or results of operations.

11. Income Taxes

The CARES Act includes various modifications to current tax law and is intended to provide economic relief in response to the COVID-19 pandemic. One provision included in the CARES Act allows for a five-year carryback of Federal net operating losses (NOLs) generated in tax years beginning in 2018, 2019 and 2020. The Company finalized its 2019 U.S. federal income tax return in July 2020 which reflected a net operating loss, on a tax basis, and certain tax credits which were carried back to earlier tax years. This carryback claim generated a refund of previously paid taxes in the amount of $12.2 million which is currently reflected in Taxes receivable. We anticipate receiving the refund in the fourth quarter of 2020.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company recorded a net Income tax benefit of $0.2 million as a discrete item for the quarter ended September 30, 2020 related to 2019 state return-to-provision adjustments, and a net Income tax benefit of $0.8 million as discrete items for the nine months ended September 30, 2020. The year to date discrete items primarily relate to the impact of the CARES Act, additional research tax credits claimed on the Company's 2019 U.S. federal income tax return, tax deficiencies on vesting of equity compensation and the impact of changes in the Company's geographical sales mix on state tax. In the quarter ended June 30, 2020, we recorded a liability for unrecognized tax benefits ("UTB"), in the amount of $3.8 million, all of which, if recognized, would impact our effective tax rate. The UTB relates to an energy credit claimed on the Company's 2019 U.S. federal income tax return associated with the installation of natural gas boilers at our Hopewell manufacturing plant. As of September 30, 2020, we have not recorded any interest and penalties associated with uncertain tax positions. The benefit from income taxes was $(1.0) million for the three months ended September 30, 2020 and the provision for income taxes was $1.5 million for the three months ended September 30, 2019, respectively.

12. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During the fourth quarter of 2018, the Company acquired a royalty stream which has been treated as an asset acquisition. The purchase price of the royalty stream for $1.0 million approximated its fair value at December 31, 2018 and is considered a Level 3 asset. The fair value measurement is based on the expected future cash flows and, as there is no reason to believe that the asset is impaired, it is assumed that the valuation remains unchanged at

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

September 30, 2020. In November 2018 and July 2019, the Company entered into two interest rate swap transactions related to its credit agreement. The fair value of the interest rate swaps at September 30, 2020 was a loss of approximately $3.8 million and is considered a Level 2 liability.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company had one customer that accounted for approximately 13% of trade accounts receivable - net at September 30, 2020, and did not have any customers accounting for a significant percentage of trade accounts receivable - net at December 31, 2019. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At September 30, 2020 and 2019, we had no financial contracts related to forward commodity agreements.

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

	Liability Derivatives
	September 30, 2020		December 31, 2019

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	(3,801)	Accrued liabilities and Other liabilities	(1,718)

Total Derivatives		$(3,801)		$(1,718)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

September 30, 2020
Loss on derivative instruments included in Accumulated other comprehensive income (loss) at December 31, 2019	$(1,718)
Fair value adjustment	(2,083)
Loss on derivative instruments included in Accumulated other comprehensive income (loss) at September 30, 2020	$(3,801)

At September 30, 2020, the Company expects to reclassify approximately $2.4 million of net losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt with the remainder recognized in future periods through the expiration date. The following table summarizes the reclassification of net losses on derivative instruments from AOCI into earnings:

	Amount of Loss Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019

Derivatives:

Interest Rate Contracts	$595	$223	$1,675	$497

Total Derivatives	$595	$223	$1,675	$497

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

Restructuring costs consist of long-lived asset impairments, facility exit costs, employee separations and inventory write-downs. Facility exit costs include demolition, equipment relocation, contract terminations and project management costs. These

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

costs are included in Costs of goods sold in the Condensed Consolidated Statements of Operations. The Company recorded a restructuring charge of $12.6 million in the second quarter of 2019 which was reduced to $11.0 million in the fourth quarter of 2019. As of September 30, 2020, all related restructuring liabilities have been paid.

The following table summarizes the components of restructuring activities and the remaining balances of accrued restructuring charges as of September 30, 2020:

	Employee Separation Benefits	Facility Exit Costs	Total
Accrual balance at December 31, 2019	$127	$410	$537
Charges	—	—	—
Cash payments	(127)	(410)	(537)
Accrual balance at September 30, 2020	$—	$—	$—

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally, including the impact of the coronavirus (COVID-19) pandemic and any resurgences; the scope and duration of the pandemic and pace of recovery; the timing of the development and distribution of an effective vaccine or treatment for COVID-19; governmental, business and individuals’ actions in response to the pandemic, including our business continuity and cash optimization plans that have been, and may in the future be, implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; and any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; risks associated with employees working remotely or operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions resulting from COVID-19 or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters and pandemics including the COVID-19 pandemic; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; cybersecurity, data privacy incidents and disruptions to our technology infrastructure; failure to maintain effective internal controls; disruptions in transportation and logistics; our inability to achieve some or all of the anticipated benefits of our spin-off including uncertainty regarding qualification for expected tax treatment; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2019 Form 10-K, Item 1A of Part II in our Quarterly Reports on Form 10-Q filed on May 1, 2020 and July 31, 2020, Item 1A of Part II in this Quarterly Report on Form 10-Q, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

We believe that Nylon 6 end-market growth will continue to generally track global GDP over the long-term. Applications such as engineered plastics and packaging have potential to grow at faster rates given certain macrotrends. Additionally, one of our strategies is to continue developing higher-value, differentiated Nylon 6 products, such as our wire and cable and co-polymer offerings, in current and new customer applications.

Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key crop nutrients. Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including the price of crops. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops than other fertilizers.

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

Recent Developments

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has continued to spread rapidly, with most countries and territories worldwide having confirmed cases, and with certain jurisdictions experiencing resurgences. The spread has resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, reduced demand and production sales across most industries, declines and volatility within global financial markets, and decreased workforces causing increased unemployment. The continuously evolving nature of this pandemic and the responses to combat the pandemic, such as governmental restrictions on non-essential business and travel, continue to have a negative impact on the United States and global economies. While various jurisdictions have ended, or have implemented policies to phase out, these containment measures, increases in new COVID-19 cases have caused certain jurisdictions to re-implement restrictions.

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

In the first quarter of 2020, the Company began executing its business continuity plans with dedicated teams chartered to proactively implement measures to mitigate COVID-19 impacts while continuing to operate all of its manufacturing facilities to meet customer demand. In response to COVID-19, the Company took many actions to protect its employees, customers, suppliers, shareholders and surrounding communities including, but not limited to: (i) 100% thermal screening process at all manufacturing facilities and restrictions on non-essential visitors; (ii) telecommuting across all sites, where possible; (iii) prohibiting all non-essential domestic and international business travel; (iv) establishing social distancing while limiting the number of employees in control rooms, labs and in-person meetings; and (v) maintaining policies and practices consistent with CDC and government guidelines including upgraded personal protective equipment, face coverings at all facilities, and exposure management protocols. Our telecommuting policies have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal controls. The Company has protocols in place at all sites, including on-site medical personnel at manufacturing facilities to actively monitor employees and contractors who report symptoms of or exposure to COVID-19. In addition, the Company has trained a contingent workforce to operate the plants as part of its business continuity planning. The Company continued its execution of these measures at all sites through the third quarter of 2020.

We believe our competitive strengths are serving us well during this time including our vertically integrated asset base and global low-cost advantage as well as driving disciplined cost and cash management across the organization with further reductions of capital expenditures and discretionary spending. During the third quarter of 2020 and moving into the fourth quarter of 2020, the Company continues to support safe and stable operations while serving its customers by adjusting output to changes in mix and demand. During the third quarter, the Company executed processes and procedures associated with the planned plant turnaround, which was rescheduled from the second quarter 2020, mitigating any potential employee or contractor operational safety risks posed by COVID-19. From an industry perspective, building and construction demand has improved, particularly in residential applications, however, commercial construction remains soft. Auto demand has also been improving through the third quarter with the U.S. and Europe experiencing a slower recovery, in contrast to a faster rebound in China and other Asia markets. Export demand for textiles out of Asia has been soft, which has also impacted nylon supply and demand conditions, while food packaging demand for nylon remains robust. Ammonium Sulfate and acetone demand have not been significantly impacted by COVID-19 to date. Ammonium Sulfate has experienced steady demand through the peak second quarter domestic planting season and into the new season fill, while North American acetone industry supply and demand balance has continued to be favorable following the affirmative final anti-dumping duties and robust demand for isopropyl alcohol (IPA), used for hand sanitizer and other disinfectants, methyl methacrylate (MMA), used for acrylic screens, and other solvents. As a result of COVID-19, demand reduction for transportation fuels and resultant inventory builds have reduced refinery utilization rates, which the Company continues to monitor as it relates to potential impacts on its supply chain and availability of key raw materials.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there was a material impact on the Company’s second quarter 2020 results of operations. In particular, the Company experienced lower demand, particularly in nylon, caprolactam and phenol, resulting in a reduction of plant utilization rates and a decrease in overall sales volume (approximately 19%) in the second quarter of 2020 compared to the prior year period, primarily related to global markets and the economic impact of COVID-19. During the third quarter of 2020, the Company has experienced an improvement of demand to approximately pre-COVID-19 levels. With states, regions and countries in various phases of re-opening, we expect demand to gradually improve through the fourth quarter of 2020, although there is no assurance demand will recover given the potential for increased restrictions imposed by governments due to a surge in infection rates. We will continue to monitor developments and execute our operational and safety mitigation plans.

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

2019 Operational Events

On June 24, 2019, the Company announced that it was assessing the potential business impact of the fire that occurred at Philadelphia Energy Solutions' (“PES”) refinery in Philadelphia. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. The PES disruption did not have a material impact on second quarter 2019 financial results. The Company incurred an approximately $10 million unfavorable impact to pre-tax income in the second half of 2019, including incremental raw material and logistics costs as well as a modest unfavorable impact from fixed cost absorption. As the PES refinery remains shutdown, the Company submitted a business interruption insurance claim and has realigned its supply chain to ensure the continuity of cumene supply. The Company anticipates the unfavorable impact to pre-tax income in 2020, associated with its realigned supply chain, to be approximately flat compared to full-year 2019.

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts to improve the Company’s competitive position in providing quality film products and services to its customers. The Company also announced a strategic alliance with Oben Holdings Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry, leveraging the Company's sales channels and Nylon 6 resin supply with Oben's new state-of-the-art manufacturing facility. The Company ceased operations at the Pottsville, Pennsylvania plant in July 2019. We recognized a restructuring charge of $12.6 million in the second quarter of 2019 which was reduced to $11 million in the fourth quarter of

2019 and do not expect to incur any additional restructuring charges related to the closure. See “Note 14. Restructuring” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

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

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$281,910	$310,633	$817,644	$970,743
% change compared with prior year period	(9.2)%		(15.8)%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Volume	5.2%	(2.3)%
Price	(14.4)%	(13.5)%
	(9.2)%	(15.8)%

Sales decreased in the three months ended September 30, 2020 compared to the prior year period by $28.7 million (approximately 9%) due primarily to lower pricing (approximately 14%) driven primarily by (i) lower formula-based pass-through pricing (approximately 13%) following a net decrease in the cost of benzene and propylene (inputs to cumene which is a key feedstock material for our products) and (ii) lower market-based pricing (approximately 1%) in nylon, ammonium sulfate and caprolactam product lines, partially offset by market price increases in chemical intermediates, particularly acetone. The price decrease was partially offset by higher volume (approximately 5%) due to increases in nylon and ammonium sulfate, partially offset by lower volumes in caprolactam.

Sales decreased in the nine months ended September 30, 2020 compared to the prior year period by $153.1 million (approximately 16%) due primarily to lower sales prices (approximately 14%) driven primarily by (i) lower formula-based pass-through pricing (approximately 8%) and (ii) lower market-based pricing (approximately 6%) in nylon, ammonium sulfate and caprolactam product lines, partially offset by pricing strength in chemical intermediates, primarily acetone. Volume decreased by approximately 2% due primarily to decreases in nylon and caprolactam related to global markets and the economic impact of COVID-19.

Costs of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Costs of goods sold	$265,758	$280,123	$736,504	$850,131
% change compared with prior year period	(5.1)%		(13.4)%
Gross Margin percentage	5.7%	9.8%	9.9%	12.4%

Costs of goods sold decreased in the three months ended September 30, 2020 compared to the prior year period by $14.4 million (approximately 5%) due primarily to (i) lower prices of raw materials, particularly benzene and propylene (approximately 16%), (ii) decreased costs related to the PES shutdown (approximately 1%) and (iii) reduction in R&D and other expenses (approximately 1%). This was partially offset by (i) higher volumes as discussed above (approximately 8%) and (ii) higher plant spending (approximately 6%) in the third quarter of 2020 due to the planned plant turnaround.

Costs of goods sold decreased in the nine months ended September 30, 2020 compared to the prior year period by $113.6 million (approximately 13%) due primarily to (i) lower prices of raw materials, particularly benzene and propylene, (approximately 12%) and (ii) lower sales volumes as discussed above (approximately 1%) and (iii) the absence of the restructuring charge from the closure of the Pottsville films plant in 2019 (approximately 1%), which was partially offset by higher plant spending primarily due to the timing of the planned plant turnaround as discussed above (approximately 1%).

Gross margin percentage decreased by approximately 4% in the three months ended September 30, 2020 compared to the prior year period due primarily to the spend and production impact of the planned plant turnaround (approximately 6%) and unfavorable product mix (approximately 3%). This was partially offset by the net favorable margin impact of lower formula based pass-through pricing (driven by decreased raw material costs) and market pricing impacts (approximately 2%) as well as decreased costs related to the PES shutdown (approximately 1%) and reduction of other expenses (approximately 2%).

Gross margin percentage decreased by approximately 3% in the nine months ended September 30, 2020 compared to the prior year period due to (i) net unfavorable margin impact of market based pricing and formula based pass-through pricing driven by lower raw material pricing (approximately 2%), (ii) net unfavorable impact of lower production and reduced plant costs (approximately 1%) and (iii) the impact of insurance proceeds received in the prior year (approximately 1%), partially offset by the absence of a restructuring charge associated with the closure of our operations in Pottsville (approximately 2%).

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative expenses	$16,177	$19,261	$50,827	$58,683
Percent of sales	5.7%	6.2%	6.2%	6.0%

Selling, general and administrative expenses decreased by $3.1 million and $7.9 million in the three and nine months ended September 30, 2020, respectively, compared to the prior period due primarily to decreased legal expenses, stock-based compensation and IT costs and disciplined cost management including lower functional support costs.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tax expense	$(980)	$1,513	$4,957	$13,617
Effective tax rate	58.6%	16.0%	20.4%	23.9%

As noted in Note 11. "Income Taxes" to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q, The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), enacted on March 27, 2020, includes various modifications to current tax law and is intended to provide economic relief in response to the COVID-19 pandemic. One provision included in the CARES Act allows for a five-year carryback of Federal net operating losses (NOLs) generated in tax years beginning in 2018, 2019 and 2020. The Company finalized its 2019 U.S. federal income tax return in July 2020 which reflected a net operating loss, on a tax basis, and certain tax credits which were carried back to earlier years. This carryback claim generated a refund of previously paid taxes in the amount of $12.2 million which is currently reflected in Taxes receivable. We anticipate receiving the refund in the fourth quarter of 2020.

The Company’s effective tax rate for the three months ended September 30, 2020 was higher compared to the U.S. federal statutory rate primarily due to the Loss before taxes incurred in the third quarter, an increase in 2020 anticipated research tax credits and 2019 state return-to-provision adjustments recorded in the quarter. The Company’s effective tax rate for the three months ended September 30, 2019 was lower compared to the U.S. federal statutory rate, due primarily to additional research tax credits claimed on the Company's 2018 U.S. federal income tax return, partially offset by state taxes and executive compensation deduction limitations.

The Company’s effective tax rate for the nine months ended September 30, 2020 was lower compared to the U.S. federal statutory rate due primarily to research tax credits and the impact of changes in the Company’s geographical sales mix on state tax, partially offset by tax deficiencies on vesting of equity compensation, executive compensation deduction limitations, the impact of the CARES Act and state taxes. The Company’s effective tax rate for the nine months ended September 30, 2019 was higher compared to the U.S. federal statutory rate due primarily to state taxes and executive compensation deduction limitations offset partially by research tax credits.

The Company’s effective tax rate for the nine months ended September 30, 2020 was lower than the prior year period due primarily to the impact of changes in the Company’s geographical sales mix on state tax partially offset by the impact of the CARES Act. The Company’s effective tax rate for the three months ended September 30, 2020 was higher than the prior year period primarily due to the Loss before taxes incurred in the quarter which resulted in a higher income tax benefit, and 2019 state return-to-provision adjustments recorded in the quarter.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(692)	$7,921	$19,313	$43,441

As a result of the factors described above, Net income (loss) was $(0.7) million and $19.3 million for the three and nine months ended September 30, 2020 as compared to $7.9 million and $43.4 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(692)	$7,921	$19,313	$43,441
Interest expense, net	1,981	1,293	5,827	3,727
Income tax expense (benefit)	(980)	1,513	4,957	13,617
Depreciation and amortization	15,497	14,222	45,061	42,094
EBITDA (non-GAAP)	15,806	24,949	75,158	102,879
One-time Pottsville restructuring charges (1)	—	—	—	12,623
EBITDA excluding one-time Pottsville restructuring charges (non-GAAP)	$15,806	$24,949	$75,158	$115,502

Sales	$281,910	$310,633	$817,644	$970,743

EBITDA margin (non-GAAP)	5.6%	8.0%	9.2%	10.6%

EBITDA margin excluding one-time Pottsville restructuring charges (non-GAAP)	5.6%	8.0%	9.2%	11.9%

(1) Prior year one-time Pottsville restructuring charges reflect the closure of the Company's Pottsville, Pennsylvania films plant. See “Note 14. Restructuring” to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information.

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in our 2019 Form 10-K, as updated in Part II, Item 1A below. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities as well as the prices of our raw materials and general economic and industry trends, as well as customer demand, which in the second quarter, was materially impacted by the circumstances surrounding COVID-19. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements, both prior to and during the COVID-19 pandemic, has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, and capital expenditures reflecting disciplined capital deployment and following the completion of several high-return growth and cost savings investments. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations. While the COVID-19 pandemic has created and continues to create significant volatility in funding markets, we believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2019 Form 10-K as updated in Part II, Item 1A below, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the third quarter of 2020, the Company had approximately $17 million of cash on hand with approximately $111 million of additional capacity available under the revolving credit facility. Given the uncertain environment in light of the COVID-19 pandemic, the Company maintained higher cash balances as a precautionary measure in the second quarter of 2020 for its working capital needs and other general corporate purposes. Cash balances were reduced in the third quarter of 2020 in order to decrease debt levels and minimize interest cost. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. The Second Amendment to the credit facility also provides leverage ratio covenant flexibility in 2020. In response to the current environment, the Company has taken certain actions to improve liquidity and optimize cash flow in 2020. Capital expenditures are expected to be approximately $85 million in 2020, which represents a decrease of approximately $65 million versus 2019, as we continue to assess opportunities to maximize free cash flow by deferring, or reducing, non-critical repair and maintenance capital expenditures in light of current and anticipated economic conditions. The Company is also driving disciplined cost management across the organization including all discretionary spending. As a result of its actions, the Company is targeting an approximately $20 to $25 million full-year cost reduction versus the prior year.

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

The Company made contributions to the defined benefit pension plan of $1.7 million during the nine months ended September 30, 2020 with $1.7 million in the first quarter of 2020 and no contributions in the second or third quarter of 2020. The Company made an additional cash contribution of $6.4 million in the fourth quarter of 2020 for a total of $8.1 million for the full year of 2020. The Company does not anticipate making any further contributions for the remainder of 2020 but anticipates making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

As of September 30, 2020, the Company had repurchased 3,592,639 shares of common stock including 502,877 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $101.7 million at a weighted average market price of $28.31 per share. As of September 30, 2020, $59.6 million remained available for repurchase under the currently authorized repurchase program. During the third quarter and the period from October 1, 2020 through October 23, 2020, no additional shares were repurchased under the currently authorized repurchase program.

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

The Second Amendment amended the Consolidated Leverage Ratio financial covenant of the Credit Agreement and requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a Consolidated Leverage Ratio increase in connection with certain acquisitions). The Consolidated Interest Coverage Ratio financial covenant of the First Amended and Restated Credit Agreement was not changed and continues to require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company does not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was in compliance with all related covenants at September 30, 2020.

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

The Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at September 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q.

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

As of September 30, 2020, $111 million was available for use out of the total of $425 million under the Revolving Credit Facility.

As of December 31, 2019, we had a balance of $297 million under the Revolving Credit Facility. During the first nine months of 2020, we borrowed an incremental net amount of $16 million to bring the balance under the Revolving Credit Facility to $313 million as of September 30, 2020. Going forward, we expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used for):
Operating activities	$64,086	$100,536
Investing activities	(68,461)	(108,589)
Financing activities	14,011	8,293
Net change in cash and cash equivalents	$9,636	$240

Cash provided by operating activities decreased by $36.4 million for the nine months ended September 30, 2020 versus the prior year period due primarily to a $24.1 million decrease in net income, a $18.2 million unfavorable cash impact from working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income) for the nine months ended September 30, 2020 versus a $9.0 million unfavorable cash impact from working capital in the prior year period and a $11.7 million unfavorable cash impact from taxes receivable. These decreases were partially offset by an increase in Other assets and liabilities driven by a $3.8 million increase in income tax reserve, a $2.9 million increase in pension liabilities, and a $2.6 million increase in Prepaid expenses as well as a change in the timing of payments for Accrued liabilities of $12.2 million versus the same period in the prior year. The Pottsville restructuring charge had a net neutral impact on operational cash flow during the nine months ended September 30, 2019.

Cash used for investing activities decreased by $40.1 million for the nine months ended September 30, 2020 versus the prior year period due to a decrease in cash paid for capital expenditures.

Cash provided by financing activities increased by $5.7 million for the nine months ended September 30, 2020 versus the prior year period due primarily to net borrowings of $16.0 million for the nine months ended September 30, 2020 compared to net borrowings of $66.0 million during the prior year period, offset by $1.0 million in cash outflows for share repurchases during the nine months ended September 30, 2020 compared to $53.1 million in cash outflows during the prior year period, both of which are described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Nine Months Ended September 30, 2020
Capital expenditures in Accounts payable at December 31, 2019	$21,594
Purchases of property, plant and equipment	51,771
Less: Capital expenditures in Accounts payable at September 30, 2020	(5,802)
Cash paid for capital expenditures	$67,563

For 2020, we expect our total capital expenditures to be approximately $85 million, which represents a decrease of approximately $65 million versus 2019 reflecting disciplined capital deployment following the completion of several high-return growth and cost savings investments. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2020, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2019 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

These interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. These interest rate swaps have been designated as cash flow hedges and convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of these interest rate swaps, interest payments on approximately 32% of our total borrowings, as of September 30, 2020, have been swapped from floating rate to fixed rate for the life of the swaps, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of September 30, 2020, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at September 30, 2020, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the nine months ended September 30, 2020 would have resulted in an increase or decrease to our interest expense of approximately $0.5 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2020, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that certain of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company continually monitors and assesses the potential impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to mitigate any impact to design and operating effectiveness.

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The Virginia Department of Environmental Quality (“Virginia DEQ”) provided notice to the Company in April 2020 of a consent order to address certain alleged violations involving monitoring, recordkeeping, emissions bypass and other related requirements at the Company’s manufacturing facility in Hopewell, Virginia, in each case that were self-reported by the Company under the Virginia Air Pollution Control Law and applicable regulatory requirements. In July 2020, the Virginia DEQ and the Company agreed in a consent order that the Company would pay a civil charge of $123,082.

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

Our results of operations have been, and may continue to be, materially adversely impacted by the coronavirus (COVID-19) pandemic and the measures implemented to contain the spread of the virus.

The continued spread of the coronavirus (COVID-19) pandemic and the resulting containment measures have created significant volatility, uncertainty and economic disruption globally and have had, and may continue to have, a material impact on the Company's results of operations.

The U.S. Department of Homeland Security has designated our industry as "essential critical infrastructure" during the response to COVID-19 for both public health and safety as well as community well-being. The Company takes its obligation seriously to produce materials that support the broader population, all while maintaining a prioritized focus on the health and safety of its employees and the communities in which it operates, and assuring the continuity of its business operations. As a global provider of products that are key inputs for our customers’ processes serving a variety of end-markets, a pandemic presents obstacles that can adversely affect our supply chain effectiveness and efficiencies, our manufacturing operations and customer demand for our products and, ultimately, our financial results. We believe we are well positioned to respond to and mitigate the potential impacts of the rapidly evolving market dynamics. While the Company was not materially adversely impacted by COVID-19 in the first quarter of 2020, the Company experienced lower demand, particularly in nylon, caprolactam and phenol, during the second quarter of 2020, resulting in a reduction of utilization rates and a decrease in overall sales volume compared to the prior year period, primarily related to global markets and the economic impact of COVID-19. During the third quarter of 2020, the Company experienced an improvement of demand to approximately pre-COVID-19 levels; however, there is no assurance that sales volumes will remain stable or that demand will fully recover or continue given the potential for increased restrictions imposed by governments or other factors resulting from sustained, or a surge in, infection rates. While we expect that COVID-19 may continue to impact the Company's results of operations, financial position and liquidity in the near-term and potentially beyond, we are unable to predict the extent or nature of these impacts at this time.

The extent of the future and overall impact from the COVID-19 pandemic on our business depends on numerous evolving factors and future developments that cannot be accurately predicted at this time, including, but not limited to: the scope and duration of the pandemic, including the extent of any resurgences, and the pace of recovery; the timing of the development and distribution of an effective vaccine or treatments for COVID-19; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including our business continuity and cash optimization plans that have been, and may in the future be, implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; and risks associated with employees working remotely or operating with a reduced workforce. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended September 30, 2020. During the quarter ended September 30, 2020, no shares were purchased under our share repurchase program and no shares were repurchased as a result of tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2020	—	$—	—	$59,581,679
August 2020	—	—	—	59,581,679
September 2020	—	—	—	59,581,679
Total	—	$—	—

During the period from October 1, 2020 through October 23, 2020, no additional shares were repurchased under the currently authorized repurchase program.

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

ADVANSIX INC.

Date: October 30, 2020	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer