Form 10-K
period 2020-12-31
AdvanSix Inc.
filed 2021-02-19
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $322 million as of June 30, 2020. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the Registrant.

There were 28,033,935 shares of common stock outstanding at February 1, 2021.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 10, 2021.

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

Description of Business

AdvanSix plays a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the vertically integrated value chain of our three U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates, and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect. Our four key product lines are as follows:

•Nylon – We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. Nylon 6, is a polymer resin which is a synthetic material used by our customers to produce fibers, filaments, engineered plastics and films that, in turn, are used in such end-products as carpets, automotive and electric components, sports apparel, food packaging and other industrial applications. In addition, our Nylon 6 resin is used to produce nylon films which we sell to our customers primarily under the Capran® brand name.

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of December 31, 2020.

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

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the caprolactam manufacturing process. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of December 31, 2020. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

Each of these product lines represented the following approximate percentage of total sales:

	Years Ended December 31,
	2020	2019	2018
Nylon	24%	27%	28%
Caprolactam	19%	22%	19%
Chemical Intermediates	32%	28%	33%
Ammonium Sulfate	25%	23%	20%
	100%	100%	100%

The following charts illustrate the distribution of our sales by product line and by region, measured by the destination of each sale, for the year ended December 31, 2020:
For information concerning revenues and assets by geographic region, see “Note 3. Revenue” to our Consolidated Financial Statements included in this Form 10-K, which is incorporated herein by reference.

Our manufacturing process is backward integrated. We use cumene, a chemical compound produced from benzene and propylene, to manufacture phenol, acetone and AMS at our Frankford, Pennsylvania plant. The majority of the phenol we manufacture is further processed at our Hopewell facility through an integrated series of unit operations, which also consume natural gas and sulfur, to produce caprolactam and ammonium sulfate. In recent years, approximately 55% of the caprolactam we have produced at our facility in Hopewell, Virginia has been shipped to our facility in Chesterfield, Virginia where it has been polymerized into Aegis® Nylon 6 resins.

PRECURSOR	PLANT	PLANT DETAILS	ANNUAL CAPACITY	EXTERNAL SALES
Cumene	Frankford Plant	• Second largest producer of Phenol and Acetone in North America • Acquired in 2011 from Sunoco	Annual Capacity • 1.1 billion pounds Phenol • 680 million pounds Acetone	**Phenol** **Acetone** **Alpha-Methylstyrene**
Phenol				
Sulfur Natural Gas	Hopewell Plant	• One of the world's largest single-site producers of Caprolactam • The world's largest single-site producer of Ammonium Sulfate Fertilizer	Annual Capacity • 795 million pounds Caprolactam • 3.3 billion pounds Ammonium Sulfate • 1.3 billion pounds Ammonia	**Flake & Molten Caprolactam** **Sulf-N® Ammonium Sulfate** **Nadone® Cyclohexanone** **Naxol® Cyclohexanol** **Oximes Portfolio**
Caprolactam				
	Chesterfield Plant	• One of the world's largest sites for Nylon 6 production • Resins in wide range of viscosities and specifications	Annual Capacity • 440 million pounds Nylon 6 Resin	**Aegis® Nylon 6 Resins** **Capran® Films through Oben Alliance**

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

We serve approximately 400 customers globally located in more than 50 countries. For the years ended December 31, 2020, 2019 and 2018, we had sales of $1,158 million, $1,297 million and $1,515 million with net income of $46 million, $41 million and $66 million, respectively. For the years ended December 31, 2020, 2019 and 2018, our international sales were $267 million, $240 million and $244 million, respectively.

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

Diverse Revenue Sources from the Sale of Fertilizer, Acetone and Other Chemical Intermediates. Due to our specific chemical manufacturing processes, backward integration and scale, we produce ammonium sulfate fertilizer, acetone and a wide range of other chemical intermediates that enable us to diversify our revenue sources. Most significantly, for every pound of caprolactam produced, we produce approximately four pounds of ammonium sulfate, a fertilizer used by farmers around the world. For the past two decades, we have employed agronomists to educate growers and retailers in the Americas on the yield value of using ammonium sulfate fertilizer on key crops including corn, wheat, coffee, sugar, cotton and rice. Sales of ammonium sulfate in 2020 were $288 million and represented 25% of our total sales. We are among the most significant suppliers of acetone to a variety of end-markets in North America. Sales of acetone in 2020 were approximately $184 million and represented 16% of our total sales. In addition to fertilizer and acetone, other products from our manufacturing process include high-purity phenol, AMS, cyclohexanone, oximes, cyclohexanol, sulfuric acid, ammonia and carbon dioxide. The diversity of our sales portfolio helps to mitigate, to some extent, the cyclicality in our end-markets.

Global Reach. The global reach of our sales and marketing capabilities enables us to compete everywhere nylon resin, caprolactam, ammonium sulfate and chemical intermediates are consumed. In 2020, approximately 23% of our sales were outside the United States. Our freight and logistics capabilities and terminal locations position us well to serve global markets, including the dock and loading facility at our Hopewell facility which serves ocean-going dry-bulk freight vessels. Our global reach enables us to arbitrage geographic price variations to ensure we are receiving the highest value for our products.

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

Business Strategies

Operational Excellence and Improving Through-Cycle Profitability. Through our backward integration, size, access to low-cost raw materials, and high utilization rates, we seek to build on our low-cost leadership position and expand operating margins by reducing our Nylon 6 resin, caprolactam, ammonium sulfate and other chemical intermediate production costs. Our focus on operational excellence and ongoing productivity improvements concentrate on the following:

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

Enhancing Portfolio Resiliency. Our diverse portfolio serves us well particularly during times of uncertainty. Over the past several years, we have invested in capabilities to increase the value of our product portfolio and meet customer specifications in certain high value industries including high-purity applications, high-value intermediates and differentiated nylon. Although many of these products are still in early stages of development, we have had successes across the portfolio including our oximes-based EZ-Blox™ anti-skinning agent used in paints and strong growth momentum for our Nadone® cyclohexanone product line, which is a solvent used in various high-value applications. Growing off a small base, we have also seen commercial success with our Nylon-based wire and cable offerings. Supporting our differentiated nylon portfolio, we installed a production line at our Chesterfield facility that is capable of producing multiple grades of higher value Nylon 6 resin as well as copolymer Nylon 6/66 resin, which are used in engineered plastics for the automotive industry, films for food packaging, as well as other higher value applications. Our customers typically buy nylon resin and caprolactam for compounding or extruding with additives and other materials, to increase strength or flexibility or to add color to make the resin more suitable for use in their end products such as textiles, packaging and industrial materials. We leverage our R&D investments, customer intimacy and knowledge of product applications to develop new resin products to better serve our customers and increase the value of our resin products portfolio. For example, engineered plastics that utilize Nylon 6 and Nylon 66 resin are being increasingly used in automobiles to reduce weight as automobile manufacturers strive to meet stricter fuel efficiency standards. We work with our customers serving this market to develop resin products specifically tailored for these product applications. Another focus of our R&D initiatives includes nylon resin processing technologies that can produce existing high value resins at lower costs. Our R&D team works with existing and potential customers to understand end-use applications, build application development capabilities and protect the value proposition of our new products. In addition, as a result of recent efforts and enhancements in crystallizer technology and operations, we are now producing more high-quality granular grade ammonium sulfate to meet the growing demand of our customers.

Strong Capital Stewardship. We have developed and are executing against a multi-year pipeline of high-return growth and cost savings capital projects. These efforts target improvement in production rate, cost, quality and yield. We are focused on improving our return on invested capital and remain disciplined in our approach as we support long-term shareholder value. On an ongoing basis we evaluate options to return cash to shareholders while also pursuing a highly-selective acquisition and alliance strategy to supplement our organic sales by broadening our customer base, developing our technology and product portfolios, expanding our geographic reach and enhancing our cash flow profile and margin stability.

Industry Overview

Nylon Solutions. Global demand for Nylon 6 resin spans a variety of end-uses such as textiles, engineered plastics, industrial filament, food and industrial films, and carpet. The market growth typically tracks global GDP growth over the long-term but varies by end-use.

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

The global market for Nylon 6 resin and caprolactam has undergone significant change over the past decade. Following a peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as Chinese manufacturers entered the market and increased global supply at a time when demand growth remained relatively stable. As a result of the increased capacity and competitive intensity, industry margins for Nylon 6 resin and caprolactam compressed over this period to a low point in mid-2016. In the second half of 2016, capacity reductions by our competitors occurred in North America and Europe improving supply / demand fundamentals in North America with continued dynamic conditions globally. Industry spreads had fluctuated near marginal producer cost since 2016, but, slowing global growth and soft end-market demand, combined with capacity increases and an uncertain macro environment, pressured pricing and spreads during the second half of 2019 and throughout 2020.

Chemical Intermediates. Chemical intermediates are used as key inputs for a variety of end-market products including construction materials, paints and coatings, packaging and consumer applications. The primary products are acetone, phenol, AMS and cyclohexanone. Acetone and phenol represent approximately 50% and 10%, respectively, of our chemical intermediates sales. In the United States, where we primarily sell our acetone, there were elevated levels of acetone imports during 2018 and 2019 given high industry operating rates globally, which pressured regional pricing and spreads. Prices for acetone are influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. As a result of the anti-dumping filing and final ruling, acetone imports into the U.S. declined beginning mid-2019 and continued at lower levels through 2020, creating more favorable supply / demand conditions for the product. Supply and demand conditions for the remaining intermediates we sell are generally balanced or favorable.

Plant Nutrients. Ammonium sulfate fertilizer products are primarily sold in North and South America. Ammonium sulfate is used as a fertilizer providing the key nutrients of sulfur and nitrogen for major agricultural crops globally such as corn, wheat, coffee, sugar, cotton and rice. As of December 31, 2020, ammonium sulfate fertilizer accounts for approximately 5% of the global market for nitrogen fertilizer and over 40% of the global market for sulfur fertilizer. Global prices for ammonium sulfate are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including the price of crops. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops than other fertilizers. We recently expanded our offering to directly supply packaged ammonium sulfate to customers, primarily in North and South America, and diversified and optimized our offerings to include spray-grade adjuvant to support crop protection, as well as other specialty fertilizers and products for industrial use.

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

Product Overview

Nylon and Caprolactam

We manufacture our Nylon 6 resin in our Chesterfield plant. We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In addition, we sell our Nylon 6 resin to a nylon film producer from whom we purchase films to sell to our customers under the Capran® brand name. In 2020, our Nylon products generated $285 million of sales. In 2020, 2019 and 2018, Nylon sales were 24%, 27% and 28% of our total sales, respectively.

We produce caprolactam, the key monomer used in the production of Nylon 6 resin, at our Hopewell plant using phenol produced at our Frankford plant and sulfur and natural gas obtained from third-party suppliers. In 2020, caprolactam generated $216 million of sales. In 2020, 2019 and 2018, caprolactam sales were 19%, 22% and 19% of our total sales, respectively.

Chemical Intermediates

We produce and sell chemical intermediates to a range of customers for use in many different types of end-products. In 2020, our chemical intermediates generated $369 million of sales, of which $296 million, or 80%, came from sales of acetone, phenol and cyclohexanone, and $73 million, or 20%, came from sales of our other chemical intermediates. In 2020, 2019 and 2018, sales of chemical intermediates were 32%, 28% and 33% of our total sales, respectively.

The phenol we produce at our Frankford plant is a key chemical intermediate used in our caprolactam manufacturing process. Approximately 82% of the phenol we produce is used in production of caprolactam and other chemical intermediates at Hopewell, and approximately 18% of our phenol is sold to customers for use in their product applications such as resins, epoxies and Bisphenol A.

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

Ammonium Sulfate

Ammonium sulfate fertilizer is produced simultaneously with caprolactam as part of our integrated caprolactam manufacturing process at our Hopewell plant. We manufacture this product in a ratio of approximately four pounds of ammonium sulfate to one pound of caprolactam. Our competitors typically produce approximately two pounds or less of ammonium sulfate for each pound of caprolactam. We are targeting conversion of approximately 65% of the ammonium sulfate we produce in higher-value granular form, an increase of approximately 5% compared to historical targets. We sell ammonium sulfate under the brand name Sulf-N®, and in 2020, our ammonium sulfate products generated $288 million of sales. In 2020, 2019 and 2018, ammonium sulfate sales were 25%, 23% and 20% of our total sales, respectively.

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

Customers

Globally, we serve approximately 400 customers in a wide variety of industries located in more than 50 countries. In 2020, the Company's 10 largest customers accounted for approximately 43% of total sales. Our largest customer is Shaw Industries Group Inc. ("Shaw"), one of the world's largest consumers of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. Sales to Shaw were 14% of our total sales for the year ended December 31, 2020 and 22% of our total sales for each of the years ended December 31, 2019 and 2018. We typically sell to our other customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover.

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

In 2020, we conducted R&D at technology centers with researchers at our sites in Frankford, Pennsylvania and Chesterfield, Virginia where our former Colonial Heights R&D facility relocated in early 2020 enabling an improved configuration of our labs to drive productivity, increased connectivity with our resin manufacturing and more effective collaboration with customers.

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

Human Capital Management

As a company, we recognize that our people are our greatest asset and the foundation of our success. We feel a deep sense of responsibility to provide a safe, inclusive and engaging workplace for all our employees and contractors, and strive for a zero-incident safety culture. Our core values of Safety, Integrity, Accountability and Respect guide our day-to-day activities and inform our broader business strategy as we drive safe, stable and sustainable operations through an ownership mentality aligned to shareholder value creation. Our Board of Directors (“Board”), along with management and cross-functional teams, work closely to evaluate and proactively address human capital management topics such as safety, inclusion and diversity, employee development, employee benefits and employee engagement.

Employees

As of December 31, 2020, the Company employed approximately 1,400 people. Of this total, approximately 605 are salaried employees and approximately 795 are hourly employees. Approximately 705 employees are covered under collective bargaining agreements that expire between 2021 and 2024. The Company strives to maintain positive and productive relationships with all of its employees, including the unions representing those employees.

Oversight and Management

Our Board and Board committees provide oversight on various human capital management matters. As noted in their respective charters:
•Our Health, Safety, Environmental and Sustainability Committee oversees policies and programs relating to compliance with health, safety, environmental, and sustainability matters, including process safety, supply chain security, asset reliability, product stewardship, community engagement and government affairs, as well as such other matters regarding the Company’s role as a responsible corporate citizen.
•Our Nominating and Governance Committee annually evaluates the effectiveness of our governance framework and social responsibility policies, goals and programs.
•Our Audit Committee exercises oversight of enterprise risk assessments and risk management including with respect to current and emerging labor and human capital management risks and seeks to mitigate exposure to those risks.
•Our Compensation and Leadership Development Committee is responsible for oversight of the performance, development and retention of management necessary to support the growth and success of the Company.

Health and Safety

At AdvanSix, safety is our number one core value — we “Live Safety” in all we do. “Live Safety” is an interdependent concept meaning that employees care not only for their own safety, but for the safety of their teammates and communities in which we operate.

AdvanSix is a Responsible Care® company with a focus on personal and process safety and advancing as a sustainable enterprise. Responsible Care® is the environmental, health, safety and security performance initiative of the American Chemistry Council (ACC). AdvanSix has demonstrated its commitment to the Responsible Care® Guiding Principles, which encourage ethical leadership, product safety, a culture which reduces and manages process safety risk, reduction of pollution and waste, and continuous improvement in environmental, health, safety and security performance.

As an organization, we maintain a relentless focus on continuous improvement and our expectation is zero injuries for employees and contractors. Toward the end of 2019, we launched a new program, CARE — Courage to Act, Respond and Engage — as the next step in our safety journey and to inspire us to Live Safety in all we do. We use the industry standard Total Case Incident Rate ("TCIR") to measure our ongoing safety performance and compare with benchmarks. TCIR is defined as the number of occupational injuries and illnesses per 100 employees. Our TCIR was 0.91 in 2020, 0.86 in 2019 and 0.76 in 2018.

In the first quarter of 2020, the Company began executing its business continuity plans with dedicated teams chartered to proactively implement measures to mitigate COVID-19 impacts while continuing to operate all of its manufacturing facilities to meet customer demand. In response to COVID-19, the Company took many actions during 2020 to protect its employees, customers, suppliers, shareholders and surrounding communities including, but not limited to: (i) 100% thermal screening process at all facilities and restrictions on non-essential visitors; (ii) telecommuting across all sites, where possible; (iii) prohibiting all non-essential domestic and international business travel; (iv) establishing social distancing while limiting the number of employees in control rooms, labs and in-person meetings; and (v) maintaining policies and practices consistent with CDC and government guidelines including upgraded personal protective equipment, face coverings at all facilities, and exposure management protocols. Our telecommuting policies have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal controls. The Company has protocols in place at all sites, including on-site medical personnel at manufacturing facilities to actively monitor employees and contractors who report symptoms of or exposure to COVID-19. In addition, the Company has trained a contingent workforce to operate the plants as part of its business continuity planning. The Company continued its execution of these measures at all sites through the end of 2020 and intends to continue to do so through the duration of the pandemic.

Inclusion and Diversity

At AdvanSix, we strive for an inclusive work environment that fosters respect for all our coworkers, customers, suppliers and business partners. We value the diversity reflected in the various backgrounds, experiences, and ideas of our employees, contractors, and other stakeholders. Our Code of Conduct outlines our commitment to provide employees a workplace that is free from discrimination or harassment (specifically related to gender, race, disability, ethnicity, nationality, religion and sexual orientation) or personal behavior not conducive to a productive work climate. We believe it is important that each employee feels a sense of belonging and valued as part of the organizational culture we are cultivating, and we feel it is important that each employee sees diverse representation across our AdvanSix team.

AdvanSix joined hundreds of companies in signing the CEO Action for Diversity and Inclusion pledge, which centers around three main commitments: to have complex discussions about diversity and inclusion, implement and expand upon unconscious bias education and share diversity and inclusion practices. AdvanSix also seeks to improve gender equality in the manufacturing industry, starting with supporting science, technology, engineering and math (STEM) education and work in related fields. In 2019, a group of employees formed Supporting Women in Manufacturing (SWiM), an AdvanSix Employee Resource Group, to promote women in manufacturing, female leadership and growth in STEM-related fields. SWiM seeks to raise awareness on these matters through programs, events and discussions, including networking, professional development, outreach, volunteering and internal programs highlighting leadership and career paths in multiple disciplines. AdvanSix is committed to pay equity for its employees and regularly performs reviews of its compensation practices to evaluate and maintain pay equity in several respects, including by gender, ethnicity and race.

At a national level, AdvanSix not only participates as a Board member, but is a patron level supporter of the American Institute of Chemical Engineers’ (AIChE) “Doing a World of Good” initiative that actively supports five high priority pillars within the chemical engineering field that align closely with sustainability and ESG principles including equity, diversity and inclusion. In addition, AdvanSix has supported and participated in the Future of STEM Scholars Initiative ("FOSSI"), a national, industry-wide program which provides scholarships to students pursuing STEM degrees at Historically Black Colleges and Universities (HBCU) and connections to internships, leadership development and mentoring opportunities.

During 2020, we introduced a number of key actions to progress inclusion and diversity within the organization including focus group discussions, review of our talent pipeline and overall development programs. Notably, we enhanced our recruiting processes by implementing a program mandating a diverse candidate slate with the goal to increase our organization’s workforce diversity and improve outreach in the local communities where we operate. In addition, we introduced unconscious bias training at leadership and managerial levels enterprise-wide to enhance our recruitment efforts and the evaluation process of candidates.

Our senior leadership team was comprised of over 50% women in 2020, including our Chief Executive Officer, Chief Human Resource Officer, Chief Technology Officer, Chief Information Officer, Vice President, Nylon Solutions and Vice President, Business Development. Two of our eight-member Board of Directors are women.

Employee Development

AdvanSix seeks to attract the best talent from a diverse range of sources in order to meet the needs of our business now and in the future. We have established strong relationships with community colleges, universities, professional associations and industry groups with a focus on technical positions and development in order to attract talent including by utilizing co-op, internship programs and university relations as a talent pipeline. Early career development and continual learning is part of our employee engagement strategy. To support the advancement of our employees, we promote development through training that broadens work-related skills and believe that the most effective model combines an “experience, exposure, and education” approach. We acknowledge that learning is a career-long endeavor and place the greatest emphasis on learning by doing, supported by feedback, training, and self-reflection.

AdvanSix promotes development through training that broadens work-related skills. These include:
•Core competencies for all employees to develop and apply
•Leadership competencies needed by all employees managing people
•Functional competencies that are position specific and used to inform job progression

We support the continued development of our employees through semi-annual performance and development reviews, including annual enterprise-wide talent development assessments. We conduct safety and environmental training modules for new employees as part of Health, Safety and Environmental ("HSE") orientation, along with job-specific training aligned to roles. We have instituted an initiative to empower our First Line Supervisors ("FLS") to be HSE leaders within our organization including serving as decision makers and chief communicators on shift, while developing, coaching and mentoring their shift teammates. On an annual basis, senior leadership recognizes the FLS who demonstrates excellence with this initiative with an FLS of the Year Award. We also hold an annual Technical Career Progression event in order to recognize those employees who have displayed technical capability and regularly deliver in three key areas — results, behaviors and capability.

A highly trained and engaged workforce is essential for AdvanSix to be our customers’ trusted partner, and those partnerships are built by delivering best-in-class experiences that result in satisfied customers and support shareholder return.

Employee Benefits

Our compensation programs are designed to align employee compensation with Company performance and to provide appropriate incentives in order to attract, retain and motivate our employees. We believe that in order to maintain the strength of our workforce, it is critical to monitor and assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our employees. We seek to offer compensation that is competitive and consistent with employee positions, skill levels, experience and geographic location. In addition to offering competitive base salaries, AdvanSix structures its compensation programs to balance incentive earnings for both short-term and long-term performance.

Our compensation and benefit programs are designed to support our business strategy through four key objectives:
•Attract and retain world-class talent;
•Drive and pay for performance that creates superior results and sustainable stockholder value;
•Manage risk through oversight and sound management; and
•Nurture a culture of employee health and wellness.

Information about our Executive Officers

The executive officers of AdvanSix, listed as follows, are appointed annually by the Board of Directors (the "Board"). Ms. Kane, Mr. Preston and Mr. Gramm were each first appointed as an executive officer in 2016, Mr. Blindenbach was first appointed as an executive officer in 2019, and Ms. Slieter and Mr. Kintiroglou were each appointed as executive officers in 2020.

There are no family relationships among them.

Name, Age	Position	Business Experience
Erin N. Kane, 43	Chief Executive Officer and Director	Prior to joining the Company, Ms. Kane served as vice president and general manager of Honeywell Resins and Chemicals since October 2014. She joined Honeywell in 2002 as a Six Sigma Blackbelt of Honeywell’s Specialty Materials business. In 2004, she was named product marketing manager of Honeywell’s Specialty Additives business. From 2006 until 2008, Ms. Kane served as global marketing manager of Honeywell’s Authentication Technologies business, and in 2008 she was named global marketing manager of Honeywell’s Resins and Chemicals business. In 2011, she was named business director of chemical intermediates of Honeywell’s Resins and Chemicals business. Prior to joining Honeywell, Ms. Kane held Six Sigma and process engineering positions at Elementis Specialties and Kvaerner Process. Ms. Kane serves on the Boards of Directors of AdvanSix Inc., the Chemours Company, the American Chemistry Council, and the AIChE. Ms. Kane brings to the Board her extensive leadership experience as well as knowledge of AdvanSix’s business, industry, health, safety and environmental processes, and operations.

Michael Preston, 49	Senior Vice President and Chief Financial Officer	Prior to joining the Company, Mr. Preston held various finance roles with Honeywell for over 15 years. Mr. Preston served as vice president and chief financial officer for Honeywell’s UOP division from 2013 to 2016. Prior to this role, Mr. Preston was vice president of business analysis & planning from 2012 to 2013. Mr. Preston also held several finance leadership roles within Honeywell, including chief financial officer of the Fluorine Products business, director of financial planning & analysis for the Performance Materials and Technologies segment, and director of business analysis & planning for Honeywell corporate. Mr. Preston began his career with Honeywell in September of 2001 as manager of investor relations. Prior to joining Honeywell, he spent seven years in investor relations consulting. Mr. Preston is a Chartered Financial Analyst (CFA) Charterholder and is a member of the CFA Institute and CFA Society New York.
Achilles B. Kintiroglou, 42	Senior Vice President, General Counsel and Corporate Secretary	Prior to being named to his current role, Mr. Kintiroglou was the deputy general counsel of AdvanSix since the spin-off in 2016. Before joining AdvanSix, he was a corporate and securities partner at Day Pitney LLP and a corporate and finance associate at Pillsbury Winthrop Shaw Pittman LLP and Pitney Hardin LLP.
Kelly J. Slieter, 46	Senior Vice President and Chief Human Resources Officer	Prior to joining the Company, Ms. Slieter served as vice president of human resources of Honeywell International Inc. since 2018. She joined Honeywell in 1997 as an intern and subsequently served in various human resources roles through 2003, including as M&A integration leader and as HR manager for multiple business units. From 2003 to 2004, she served as human resources manager at Bristol-Myers Squibb Company. From 2004 to 2005, she served as organization development manager for Tyco International. Ms. Slieter rejoined Honeywell in 2005 and served in roles with increasing responsibility through 2015, including, director of HR functional excellence, corporate; director of organization development & learning for the Automation & Control Solutions business; director of human resources for Honeywell Building Solutions; and senior director, human resources corporate. From 2015 through 2018, she served as vice president, human resources of the Honeywell UOP business.
Christopher Gramm, 51	Vice President, Controller	Prior to joining the Company, Mr. Gramm served as vice president and controller of the aerospace and corporate government compliance divisions at Honeywell. From August 2014 to November 2015, Mr. Gramm served as vice president of finance for the integrated supply chain of the aerospace division at Honeywell. Beginning in March 2011, he was vice president and controller of the aerospace division at Honeywell. Over the course of the period from 1997 to March 2011, Mr. Gramm held several positions at Honeywell, including controller and chief financial officer of various divisions focused on areas including specialty materials and resins and chemicals. He joined Honeywell in 1997 as a senior staff accountant. Before joining Honeywell, Mr. Gramm was a manager at Corning Life Sciences.
Willem L. Blindenbach, 52	Senior Vice President, Integrated Supply Chain	Prior to joining the Company, Mr. Blindenbach served as Vice President of Mobil International Company Operations Manager, EMEA since 2018. He joined ExxonMobil in 1994 and served in several roles with increasing responsibility including Sales Engineer, Technical Support Supervisor, Pernis Plant Operations Manager, Europe Project Advisor, Europe Supply Manager, and Global Operations Project Advisor. From 2006 to 2007, he served as Executive Advisor to the President of ExxonMobil Lubes and Fuels. From 2007 to 2009, Mr. Blindenbach served as Manager, Supply and Distribution for EMEA. From 2010 to 2011, he served as Vice President, ExxonMobil Lubricants, Trading and Supply Manager, Global Basestocks. From 2011 to 2012, he served as Manager of Global Product Integrity. From 2012 to 2013, he served as Project Executive. From 2013 to 2014, he served as Manager of Midstream Business. From 2014 through 2017, he served as Manager, Manufacturing, Lubes, Americas.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.AdvanSix.com) under the heading Investors (see SEC filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2021 Annual Meeting of

Stockholders, which will also be available free of charge on our website. Information contained on, or that may be accessed through, our website does not and will not constitute part of this Form 10-K. Our filings with the SEC are also available on the SEC website at www.sec.gov.

We are a Delaware corporation that was incorporated on May 4, 2016. Our principal executive offices are located at 300 Kimball Drive, Suite 101, Parsippany, NJ 07054. Our telephone number is (973) 526-1800. Our website address is www.AdvanSix.com.

Item 1A. Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other parts of this Form 10-K regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, words such as “expect,” “anticipate,” “estimate,” “outlook,” “project,” “strategy,” “intend,” “plan,” “target,” “goal,” “may,” “will,” “should,” and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. They are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties that can affect our performance in both the near- and long-term. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed below. These factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K.

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

•Market conditions and credit availability could adversely affect the financial situation of raw material suppliers and their ability to deliver key materials, thus impacting our ability to run our production facilities at the intended rates; and

•Market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could cause fluctuations in demand for our products, product prices, volumes and margins potentially resulting in decreased sales and earnings.

We are unable to predict the duration of economic conditions or their effects on financial markets or our business and results of operations. Economic volatility and uncertainty surrounding future economic conditions may at times make it challenging to identify risk that may affect our business, sources and uses of cash, financial conditions and results of operations. If economic conditions deteriorate, our results of operations, financial condition and cash flows could be materially adversely affected.

The industries in which we operate experience cyclicality which can cause significant fluctuations in our cash flows and may adversely affect our business, financial condition and results of operations.

Our historical operating results reflect the cyclical nature of the industries in which we operate including with respect to our Nylon 6 resin, caprolactam, nitrogen fertilizer, phenol and acetone products. We experience cycles of fluctuating supply and demand for each of our products resulting in changes in selling prices and margins. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, by emphasizing higher margin products and by controlling transportation, selling and administration expense, we cannot assure you that these efforts will be sufficient to offset fully the effect of possible decreases in pricing on our operating results. As a result of potential cyclicality, we cannot assure you that pricing or profitability in the future will be comparable to any historical period, including the most recent period shown in our operating results. Structural changes in industry and customer trends for our products could adversely affect our business, financial condition and results of operations.

Any significant unplanned downtime or material disruption impacting any of our production facilities or logistics operations, or any third party on which we rely, may adversely affect our business, financial condition and results of operations.

We seek to run our complex production facilities on a nearly continuous basis for maximum efficiency and we rely on the integrity of our logistics operations for the uninterrupted operations of our business. While we have made significant annual capital improvements at our manufacturing plants, operational issues have occurred in the past and may occur in the future, which could cause damage to our manufacturing and production equipment and ancillary facilities. Unplanned interruptions in our production capabilities may adversely affect our production costs, product lead times and earnings during the affected period.

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

We seek to mitigate the risk of unplanned downtime through regularly scheduled maintenance for both major and minor repairs at all of our production facilities. We utilize maintenance excellence and mechanical integrity programs and maintain what we believe is an appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, both of which are intended to mitigate the extent of any production losses as a result of unplanned downtime. However, unplanned interruptions have occurred in the past and may occur in the future, and we may not have enough intermediate chemical inventory at any given time to offset production losses. Our business interruption insurance coverage may not cover all costs or losses associated with unplanned downtime, or such insurance may not continue to be available in amounts or on terms acceptable to us. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause additional unplanned downtime. Any such unplanned downtime at any of our production facilities may adversely affect our business, financial condition and results of operations.

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

Although we believe that our sources of supply for raw materials are generally robust, it is difficult to predict the impact that shortages of raw materials or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long lead-time products during periods of fluctuating demand. Our inability to satisfy our supply needs would jeopardize our ability to fulfill obligations under contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations and damage to customer relationships.

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

Our results of operations have been, and in the future may be, materially adversely impacted by the coronavirus (COVID-19) pandemic and the measures implemented to contain the spread of the virus.

The continued spread of the coronavirus (COVID-19) pandemic and the resulting containment measures have created significant volatility, uncertainty and economic disruption globally and have had, and in the future may have, a material impact on the Company's results of operations.

The U.S. Department of Homeland Security has designated our industry as "essential critical infrastructure" during the response to COVID-19 for both public health and safety as well as community well-being. The Company takes its obligation to produce materials that support the broader population seriously, all while maintaining a prioritized focus on the health and safety of its employees and the communities in which it operates, and assuring the continuity of its business operations. As a global provider of products that are key inputs for our customers’ processes serving a variety of end-markets, a pandemic presents obstacles that can adversely affect our supply chain effectiveness and efficiencies, our manufacturing operations and customer demand for our products and, ultimately, our financial results. We believe we are positioned to respond to and mitigate the potential impacts of rapidly evolving market dynamics. While the Company was not materially impacted by COVID-19 in the first quarter of 2020, the Company experienced lower demand, particularly in nylon, caprolactam and phenol, during the second quarter of 2020, resulting in a reduction of utilization rates and a decrease in overall sales volume compared to the prior year period, primarily related to global markets and the economic impact of COVID-19. During the second half of 2020, the Company experienced an improvement of demand to approximately pre-COVID-19 levels; however, there is no assurance that sales volumes will remain stable or that demand will fully recover or continue given the recent resurgence of COVID-19 cases in the U.S. and abroad, increases in restrictions imposed by governments, or other factors resulting from sustained, or further resurgences in, infection rates. While the COVID-19 pandemic may impact the Company's results of operations, financial position and liquidity in the near-term and potentially beyond, we are unable to predict the extent or nature of these impacts at this time.

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

Due to difficult market conditions created by the pandemic, there can be no assurance that access to credit or the capital markets would be available or sufficient, and as such, if needed, we may not be able to successfully obtain additional financing on reasonable terms, at a reasonable cost, or at all. As a result, these market conditions may impact our ability to comply with financial covenants in our credit facility, increase our cost of capital or make additional capital, including the refinancing of our credit facility, more difficult or available only on terms less favorable to us, if at all. A sustained downturn may also result in the carrying value of our goodwill or other assets exceeding their fair value, which may require us to recognize an impairment to those assets. In addition, impacted financial markets and asset values may have the effect of increasing our pension funding obligations in order to ensure that our qualified pension plans continue to be adequately funded, which may divert cash flow from other uses. The effects of the pandemic may also impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Any of these events could materially adversely impact our business, financial condition, results of operations, cash flow, liquidity and/or stock price. The COVID-19 pandemic, as well as future pandemics, could also cause or contribute to the other risk factors identified in this Form 10-K, as may be amended in our subsequent Quarterly Reports on Form 10-Q, which in turn could materially adversely affect our business, financial condition, results of operations, cash flow, liquidity and/or stock price. Further, the COVID-19 pandemic may also affect our business, operations and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

For additional information regarding the impact of COVID-19 on our business, financial condition, results of operations, cash flow and liquidity, see the discussions under "Recent Developments - COVID-19" in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our business depends on significant customers, many of whom have been doing business with us for decades. The loss of one or several significant customers may have an adverse effect on our business, financial condition and results of operations. In 2020, our 10 largest customers accounted for approximately 43% of our total sales across all product lines. Our largest customer is Shaw, one of the world’s largest consumers of Nylon 6 resin and caprolactam. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. We typically sell to other customers under master services agreements, with primarily one-year terms, or by purchase orders. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, or significant unfavorable changes to pricing or other terms in contracts with any of them, could have an adverse effect on our business, financial condition and results of operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest customers were to become bankrupt or insolvent, or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have an adverse effect on our business, financial condition and results of operations.

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

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Additionally, we may be required to indemnify Honeywell for amounts related to liabilities allocated to, or assumed by, us in connection with our spin-off. If we are required to make any such payments, the payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition and results of operations.

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

We sponsor a defined benefit pension plan under which certain eligible AdvanSix employees who were employed by Honeywell prior to the spin-off earn pension benefits as if they remained employed by Honeywell. Significant changes in actual investment return on pension assets, discount rates, retirement rates and other factors could require unplanned cash pension contributions in future periods. Changes in discount rates and actual asset returns different from our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We made pension contributions of approximately $8.1 million in 2020, which satisfied our pension funding requirements for such period, and we plan to make pension contributions in future periods sufficient to satisfy funding requirements.

Some of our workforce is represented by labor unions and our business could be harmed in the event of a prolonged work stoppage.

Approximately 705 of our employees are covered under collective bargaining agreements that expire between 2021 and 2024, which represents approximately 50% of our employee-base as of December 31, 2020. From time to time, we engage in negotiations to renew collective bargaining agreements as those contracts are scheduled to expire. While we generally have positive relationships with our labor unions, we cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. We may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis and, ultimately, our business, financial condition and results of operations.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business, financial condition and results of operations.

Due to the complex nature of our manufacturing business, our future performance is highly dependent upon the continued services of our key engineering personnel, scientists and our senior management team, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new, qualified employees or adequately train employees, or any delay in hiring key personnel, could negatively affect our business, financial condition and results of operations.

Cybersecurity threats and incidents continue to increase in frequency and sophistication. A successful cybersecurity attack could disrupt our business operations, result in the loss of critical and confidential information belonging to us, our customers and other business partners, and adversely impact our reputation, financial condition and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats, directed at AdvanSix, its plants and operations, its products, its customers and/or its third-party service providers including cloud providers. The techniques used to obtain unauthorized access to networks, or to sabotage IT systems, change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Our information technology infrastructure, including cybersecurity controls, deploys comprehensive measures to deter, prevent, detect, respond and mitigate these threats including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. We track cyber performance metrics and conduct training of our employees on protective measures regarding information security, data privacy, cyber-attacks and recognizing phishing attempts. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of our plant operations and business generally or the disruption of the operations and businesses of our vendors or customers. Additionally, we use third-party vendors that may store sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While our standard vendor terms and conditions include certain safeguards, including requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, a breach at these third-party vendors may occur. The potential consequences of a material cybersecurity incident of our own systems or the systems of those with whom we do business, include reputational consequences, safety risk, physical damage to our assets, claims from and litigation with third parties, fines levied by governmental authorities, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could, individually or in the aggregate, adversely affect our competitiveness, plant operations, business, financial condition and results of operations. We maintain cyber liability insurance, but this insurance may not be sufficient to cover the losses that may result from a cybersecurity incident.

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

We are exposed to risks from various events that are beyond our control, which may have significant effects on our results of operations. While we attempt to mitigate these risks through appropriate loss prevention measures, insurance, business contingency planning and other means, we may not be able to anticipate all risks or to reasonably or cost-effectively manage those risks that we do anticipate. We maintain property, cyber liability, business interruption and casualty insurance but such insurance may not cover all risks, loss, damages or expenses associated with our business and is subject to limitations, including deductibles and limits on the liabilities covered. Consequently, our operations could be adversely affected by circumstances or events in ways that are significant and/or long lasting. The risks and uncertainties identified herein are not the only risks that we have. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. If any known or unknown risks and uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Indebtedness

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

Risks Relating to Legal and Regulatory Matters

Our operations are dependent on numerous required permits and approvals.

We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. In addition, any expansion or major modification of our operations is dependent upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing material permit or approval, could have an adverse effect on our ability to continue operations at the affected facility, or facilities, and on our business, financial condition and results of operations.

We are subject to risks related to adverse trade policies inherent in international sales and associated regulations in certain important markets for our products.

We have exposure to risks inherent in international sales, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations including customs and international trade laws; unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions; political and economic instability; import and export restrictions, tariffs, and other trade barriers or retaliatory actions; fluctuations in foreign currency exchange rates; government takeover or nationalization of business; and government mandated price controls. These considerations limit the countries in which we can do business, the persons or entities with whom we can do business, the products which we can buy or sell, and the terms under which we can do business. As a U.S.-based producer, we are impacted by anti-dumping investigations which have had, and may continue to impose, significant anti-dumping duties on our products. Such duties place us at a significant competitive disadvantage in the applicable markets. In each case, we diligently evaluate our commercial and legal options to defend these investigations and their subsequent sunset reviews and take steps we feel are prudent to protect our interests, including our filing anti-dumping petitions covering imports of acetone with the International Trade Commission in February 2019 (see "Anti-Dumping Duty Petitions" under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Historically, we have successfully mitigated these risks through geographical mix management so that the imposition of duties does not materially affect our business results. However, such duties could have an adverse effect on the sales of key product lines and affect our business performance in the future.

There can be no assurance that, in the future, any governmental or international trade body will not institute trade policies or remedies that are adverse to exports from the United States, and given the change in the U.S. presidential administration, we may face additional uncertainty with regard to U.S. government trade policy. In recent years, the U.S. imposed tariffs on certain U.S. imports, and China and other countries responded with retaliatory tariffs on certain U.S. exports. Any significant changes in international trade policies, practices or trade remedies, especially those instituted in our target markets or markets where our major customers are located, such as the United States-Mexico-Canada Agreement which became effective in July 2020, could potentially increase the price of our products relative to our competitors or decrease our customers’ demand for our products, which in turn may adversely affect our business, financial condition and results of operations.

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

Additionally, there are substantial uncertainties as to the nature, stringency and timing of any future regulations or changes in regulations, including discharges into the air and water, handling and disposal of hazardous wastes, remediation of soil and groundwater, and greenhouse gas (“GHG”) and water nutrient regulations. Due to the concerns about risks associated with air, water, global warming and climate change, more stringent regulations, including those which could result from the recent change in the U.S. presidential administration, may require us to incur additional capital expenditures or make changes to our operating activities that would increase our operating costs, reduce our efficiency, limit our output, increase our costs for or limit the availability of energy, raw materials or transportation or otherwise adversely affect our business, financial condition and results of operations. If enacted, more stringent GHG limitations are likely to have a significant impact on us because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our production process. To the extent that GHG or other restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us. In addition, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Consequently, legislative and regulatory programs to reduce emissions of GHG could have an adverse effect on our business, financial condition and results of operations.

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

Heightened public focus on climate change, sustainability, and environmental issues has also led to increased government regulation and may cause certain of our key stakeholders to require that we meet certain standards, including customers or suppliers who may impose environmental standards on us as a part of doing business with them, all of which could increase the costs incurred by our customers to use our products and otherwise limit the use of these products, which could lead to decreased demand for these products.

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

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

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

Completion of our spin-off was conditioned on Honeywell’s receipt of a written opinion of Cravath, Swaine & Moore LLP to the effect that the October 1, 2016 distribution by Honeywell of all of the then outstanding shares of AdvanSix common stock should qualify for non-recognition of gain and loss under Section 355 of the Code. The opinion of counsel did not address any U.S. state, local or foreign tax consequences of the spin-off. The opinion was based on numerous assumptions and on certain representations as to factual matters from, and certain covenants by Honeywell and us. The opinion cannot be relied on if any of the assumptions, representations or covenants is incorrect, incomplete or inaccurate or is violated in any material respect. The opinion of counsel is not binding on the Internal Revenue Service (“IRS”) or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Honeywell did not request a ruling from the IRS regarding the U.S. Federal income tax consequences of the spin-off.

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

•Our historical consolidated financial information prior to the spin-off does not reflect certain changes that we experienced as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. There were certain benefits derived from Honeywell’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments that may not be available to us in all instances, as an independent entity. In addition, our historical consolidated financial data does not include an allocation of interest expense comparable to the interest expense we will incur as a result of the series of internal transactions which were effected in order for us to hold, directly or through our subsidiaries, the businesses constituting Honeywell’s Resins and Chemicals business and related operations, and the spin-off, including interest expense in connection with the incurrence of indebtedness at AdvanSix.

Following the spin-off, we are also responsible for the additional costs associated with being an independent, publicly- traded company, including costs related to corporate governance, investor and public relations and public reporting. Additionally, we may be required to indemnify Honeywell for amounts related to liabilities allocated to, or assumed by, us in connection with our spin-off. While we were profitable as part of Honeywell, we cannot assure you that our profits will continue at a similar level as an independent, publicly-traded company.

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

We will evaluate whether to pay cash dividends to our stockholders and the timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Among the items we will consider when establishing a dividend policy will be the capital intensive nature of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of our indebtedness limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or, if we do commence paying dividends, that we will continue to pay any such dividend.

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

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent a merger or acquisition that is opposed by our Board. These include, among others, provisions that do not permit our stockholders to act by written consent, establish advance notice requirements for stockholder nominations and proposals, limit the persons who may call special meetings of stockholders, and limit our ability to enter into business combination transactions with certain stockholders. These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of AdvanSix, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in leased space at 300 Kimball Drive, Suite 101, Parsippany, NJ 07054. We also own three production facilities located in Frankford, Pennsylvania, Chesterfield, Virginia and Hopewell, Virginia. In addition, upon spin-off, we entered into site sharing and services agreements with Honeywell under which Honeywell leased space to us at Honeywell’s facility in Pottsville, Pennsylvania and its R&D center in Colonial Heights, Virginia. Our Pottsville and Colonial Heights site sharing and services agreements were terminated in late 2019 and our former Colonial Heights R&D facility relocated to our AdvanSix site in Chesterfield in early 2020, enabling an improved configuration of our labs to drive productivity, increased connectivity with our resin manufacturing and more effective collaboration with customers.

We consider the manufacturing facilities and technology centers and the other properties that we own or lease to be in good condition and generally suitable for the purposes for which they are used. Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. We believe our facilities are adequate for our current operations.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of the ordinary course of our business operations. We are not a party to, and, to our knowledge, there are no pending claims or actions against us, the ultimate disposition of which could be expected to have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ASIX”. On February 1, 2021, there were 19,845 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $22.29 per share.

As of February 1, 2021, 28,033,935 shares of our common stock and 0 shares of our preferred stock were outstanding.

On May 4, 2018, the Company announced that the Board of Directors (the "Board") authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 2020	—	$—	—	$59,581,679
November 2020	1,273	17.50	—	59,581,679
December 2020	—	—	—	$59,581,679
Total	1,273	$17.50	—

(1)	Total number of shares purchased includes 1,273 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards.

As of December 31, 2020, the Company had repurchased 3,593,912 shares of common stock, including 504,150 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $101.7 million at a weighted average market price of $28.30 per share.

During the period January 1, 2021 through February 1, 2021, no additional shares were repurchased under the currently authorized repurchase program.

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

We did not declare or pay any dividends during the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the total returns on the Standard & Poor’s ("S&P") Small Cap 600 Stock Index, the S&P Small Cap 600 Chemicals Index and the S&P Small Cap 600 Materials Index. The changes for the periods shown in the graph assume that $100 had been invested in AdvanSix stock and each index on October 3, 2016, the date that AdvanSix common stock began “regular-way” trading on the New York Stock Exchange, and that all dividends, if any, were reinvested. The share price performance in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

300
260
220
180
140
100
60
October 3, 2016
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
AdvanSix Inc.
S&P Small Cap 600
S&P Small Cap 600 Chemicals
S&P Small Cap 600 Materials

	October 3, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
AdvanSix Inc.	100	135	256	148	122	122
S&P Small Cap 600	100	112	126	116	142	158
S&P Small Cap 600 Chemicals	100	116	131	111	129	153
S&P Small Cap 600 Materials	100	120	132	103	124	152

Item 6. Selected Financial Data

Selected Historical Consolidated Financial Data

The following tables present certain selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2020. The selected historical consolidated financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are derived from our historical audited Consolidated Financial Statements. The selected historical data related to the balance sheet information for December 31, 2020 and 2019 and the statement of operations information for the years ended December 31, 2020, 2019 and 2018 are included in this Form 10-K. The selected historical data related to the balance sheet information for December 31, 2018, 2017 and 2016 and statement of operations information for the years ended December 31, 2017 and 2016 are not included in this Form 10-K.

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

	Years Ended December 31,
Selected Statement of Operations Information (Dollars in thousands):	2020	2019	2018	2017 (2)	2016
Sales	$1,157,917	$1,297,393	$1,514,984	$1,475,194	$1,191,524
Net Income	46,077	41,347	66,244	146,699	34,147

Earnings Per Common Share (1)
Basic:	$1.64	$1.47	$2.20	$4.81	$1.12
Diluted:	1.64	1.43	2.14	4.72	1.12
Weighted average common shares (1)
Basic:	28,048,726	28,122,288	30,172,050	30,482,966	30,482,966
Diluted:	28,157,062	28,898,836	30,978,291	31,091,601	30,503,587

	As of December 31,
Selected Balance Sheet Information (Dollars in thousands):	2020	2019	2018	2017	2016
Total assets	$1,263,407	$1,235,969	$1,034,626	$1,050,274	$904,957
Total liabilities	819,284	835,091	614,288	673,949	689,595
Total equity	444,123	400,878	420,338	376,325	215,362

(1) On October 1, 2016, the date of consummation of the Spin-Off, 30,482,966 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 16, 2016. Basic and Diluted Earnings Per Share ("EPS") for all periods prior to the Spin-Off reflect the number of distributed shares, or 30,482,966 shares. These shares were treated as issued and outstanding from January 1, 2016 for purposes of calculating historical Basic and Diluted EPS. No dividends have been paid by the Company from October 1, 2016 through December 31, 2020.

(2) Reflects a net tax benefit of $53,424 primarily related to the reduction in the federal corporate tax rate to 21% pursuant to the Tax Cuts and Jobs Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data or unless otherwise noted)

The following section, referred to as the "MD&A" presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in this Form 10-K. This section of this Form 10-K generally discusses our financial condition and results of operations as of and for the years ended December 31, 2020 and 2019 and year-to-year comparisons between 2020 and 2019. Discussions of our financial condition and results of operations as of and for the year ended December 31, 2018 and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 21, 2020.

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

We also manufacture, market and sell a number of chemical intermediate products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone, which is used by our customers in the production of adhesives, paints, coatings and solvents. Prices for acetone are influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. We continue to invest in and grow our differentiated product offerings in high-purity applications and high-value intermediates including our oximes-based EZ-Blox™ anti-skinning agent used in paints and Nadone® cyclohexanone, which is a solvent used in various high-value applications.

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

The U.S. Department of Homeland Security designated our industry as "essential critical infrastructure" during the response to COVID-19 for both public health and safety as well as community well-being. The Company takes its obligation seriously to produce materials that support the broader population, all while maintaining a prioritized focus on the health and safety of its employees and the communities in which it operates, and assuring the continuity of its business operations. As a global provider of products that are key inputs for our customers’ processes serving a variety of end-markets, a pandemic presents obstacles that can adversely affect our supply chain effectiveness and efficiencies, our manufacturing operations and customer demand for our products and, ultimately, our financial results. We believe we are positioned to respond to and mitigate the potential impacts of the rapidly evolving market dynamics. For a description of risks in relation to the COVID-19 pandemic, see "Risks Relating to Our Business" under "Risk Factors" in Item 1A.

In the first quarter of 2020, the Company began executing its business continuity plans with dedicated teams chartered to proactively implement measures to mitigate COVID-19 impacts while continuing to operate all of its manufacturing facilities to meet customer demand. In response to COVID-19, the Company took many actions to protect its employees, customers, suppliers, shareholders and surrounding communities including, but not limited to: (i) 100% thermal screening process at all manufacturing facilities and restrictions on non-essential visitors; (ii) telecommuting across all sites, where possible; (iii) prohibiting all non-essential domestic and international business travel; (iv) establishing social distancing while limiting the number of employees in control rooms, labs and in-person meetings; and (v) maintaining policies and practices consistent with CDC and government guidelines including upgraded personal protective equipment, face coverings at all facilities, and exposure management protocols. Our telecommuting policies have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal controls. The Company has protocols in place at all sites, including on-site medical personnel at manufacturing facilities to actively monitor employees and contractors who report symptoms of or exposure to COVID-19. In addition, the Company has trained a contingent workforce to operate the plants as part of its business continuity planning. The Company continued its execution of these measures at all sites through the fourth quarter of 2020 and into 2021.

We believe our competitive strengths are serving us well during this time including our vertically integrated asset base and global low-cost advantage as well as driving disciplined cost and cash management across the organization with further reductions of capital expenditures and discretionary spending. During the fourth quarter of 2020, the Company continued to support safe and stable operations while serving its customers by adjusting output to changes in mix and demand. From an industry perspective, building and construction demand has improved, particularly in residential applications, however, commercial construction remains soft. Auto demand has also been improving with the U.S. and Europe experiencing a slower recovery, while China and other Asia markets saw a faster rebound. Export demand for textiles out of Asia has been soft, which has had an impact on nylon supply and demand conditions. The nylon product line has seen an improvement in demand domestically as end markets improved from a challenging first half of 2020. Ammonium Sulfate and acetone demand have not been significantly impacted by COVID-19 to date. Ammonium Sulfate has experienced steady demand through the peak second quarter domestic planting season and into the new season fill, while the North American acetone industry supply and demand balance has continued to be favorable following the affirmative final anti-dumping duties and robust demand for isopropyl alcohol (IPA), used for hand sanitizer and other disinfectants, and methyl methacrylate (MMA), used for acrylic screens, and other solvents. As a result of COVID-19, demand reduction for transportation fuels and resultant inventory builds have reduced refinery utilization rates, which the Company continues to monitor as it relates to potential impacts on its supply chain and availability of key raw materials.

The Company’s Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there was a material impact on the Company’s second quarter 2020 results of operations. In particular, the Company experienced lower demand, particularly in nylon, caprolactam and phenol, resulting in a reduction of plant utilization rates and a decrease in overall sales volume (approximately 19%) in the second quarter of 2020 compared to the prior year period, primarily related to global markets and the economic impact of COVID-19. During the third quarter of 2020, the Company experienced an improvement in demand to approximately pre-COVID-19 levels. During the fourth quarter of 2020, the Company experienced greater demand than in the third quarter whereby demand and volume exceeded pre-COVID-19 levels overall as compared to 2019. With states, regions and countries in various phases of re-opening and the continued development and distribution of vaccines for COVID-19, we expect demand to continue to gradually improve through 2021, although there is no assurance demand recovery will continue given the potential for increased restrictions imposed by governments due to a surge in infection rates. We will continue to monitor developments and execute our operational and safety mitigation plans.

The situation surrounding COVID-19 remains fluid and unpredictable, and the potential for a continued material impact on the Company increases the longer the social and economic restrictions which impact the overall level of consumer and business activity in the United States and globally, remain in place or are reinstituted. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity, see below in the MD&A under "Liquidity and Capital Resources" and Part I, Item 1A, "Risk Factors".

The Company continues to evaluate the potential impact of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020 and the Consolidated Appropriations Act, 2021 which was enacted on December 27, 2020. The CARES Act, and other government stimulus programs are intended to provide economic relief resulting from the COVID-19 pandemic which includes, but is not limited to, provisions for taxes, employment related costs, deferral of pension payments and options for liquidity. See "Note 4. Income Taxes" below for further discussion of the CARES Act.

Credit Agreement

On February 19, 2020, the Company entered into Amendment No. 2 to the Credit Agreement to amend the consolidated leverage ratios in order to provide the Company with additional operating flexibility. For a discussion of Amendment No. 2 to the Credit Agreement, please refer to "Note 9. Long-term Debt and Credit Agreement" under "Financial Statements and Supplementary Data" in Item 8.

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

2019 Developments

On May 2, 2019, the Company approved the closure of its Pottsville, Pennsylvania films plant as part of its broader strategic efforts to improve the Company’s competitive position in providing quality film products and services to its customers. The Company has also announced a strategic alliance with Oben Holdings Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry, leveraging the Company's sales channels and Nylon 6 resin supply with Oben's new state-of-the-art manufacturing facility. The Company ceased operations at the Pottsville, Pennsylvania plant in July 2019. We recognized a restructuring charge of approximately $11 million during 2019 and do not expect to incur any additional restructuring charges related to the closure. See “Note 18. Restructuring” to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.

On May 4, 2018, the Company announced that the Board of Directors (the "Board") authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

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

Operational Events

On June 24, 2019, the Company announced that it was assessing the potential business impact of the fire that occurred at Philadelphia Energy Solutions' (“PES”) refinery in Philadelphia, Pennsylvania. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. The PES disruption did not have a material impact on second quarter 2019 financial results. The Company incurred an approximately $10 million unfavorable impact to pre-tax income in the second half of 2019, including incremental raw material and logistics costs as well as a modest unfavorable impact from fixed cost absorption. As the PES refinery remains shutdown, the Company submitted a business interruption insurance claim and has realigned its supply chain to ensure the continuity of cumene supply. The Company had an approximately $11 million unfavorable impact to pre-tax income in 2020, associated with its realigned supply chain, which was comparable to full-year impact in 2019.

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

Consolidated Results of Operations for the Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

Sales

	2020	2019	2018
Sales	$1,157,917	$1,297,393	$1,514,984
% change compared with prior period	(10.8)%	(14.4)%	2.7%

The change in sales is attributable to the following:

	2020 versus 2019	2019 versus 2018
Volume	0.6%	(3.6)%
Price	(11.4)%	(10.8)%
	(10.8)%	(14.4)%

2020 compared with 2019

Sales decreased in 2020 compared to 2019 by $139.5 million (approximately 11%) due primarily to lower sales prices (approximately 11%) driven primarily by (i) lower prices of raw materials (approximately 7%), following a net decrease in the cost of benzene and propylene (inputs to cumene which is a key feedstock material for our products) and (ii) lower market-based pricing (approximately 5%) in nylon, ammonium sulfate and caprolactam product lines partially offset by increases in chemical intermediates, specifically acetone. Volume showed a slight increase (approximately 1%) due primarily to favorable mix and sales timing related to the ammonium sulfate product line, partially offset by decreases in caprolactam and chemical intermediates related to global markets and the economic impact of COVID-19.

Cost of Goods Sold

	2020	2019	2018
Cost of goods sold	$1,024,169	$1,161,921	$1,340,497
% change compared with prior period	(11.9)%	(13.3)%	7.4%
Gross margin %	11.6%	10.4%	11.5%

2020 compared with 2019

Costs of goods sold decreased in 2020 compared to 2019 by $137.8 million (approximately 12%) due primarily to (i) lower prices of raw materials, particularly benzene and propylene (approximately 11%), (ii) the net impact of lower plant spend and construction-related expenses, and lower production (approximately 2%) and (iii) the absence of the restructuring charge from the closure of the Pottsville films plant in 2019 (approximately 1%), partially offset by (i) increased sales volume (approximately 1%) and (ii) the absence of insurance proceeds received in 2019 (approximately 1%).

Gross margin percentage increased by approximately 1% in 2020 compared to 2019 due primarily to (i) lower raw material pricing (approximately 4%), (ii) the net favorable impact of lower plant spend and construction-related expenses, and lower production (approximately 1%), (iii) absence of the Pottsville restructuring (approximately 1%), partially offset by lower market based pricing (approximately 5%) and the absence of insurance proceeds (approximately 1%).

Selling, General and Administrative Expenses

	2020	2019	2018
Selling, general and administrative expense	$70,870	$75,375	$81,224
% of sales	6.1%	5.8%	5.4%

2020 compared with 2019

Selling, general and administrative expenses decreased in 2020 compared to 2019 by $4.5 million, or approximately 6%, due primarily to decreased legal expenses, lower IT spending and reduced compensation costs related to performance incentives.

Interest Expense, Net

	2020	2019	2018
Interest Expense, net	$7,792	$5,454	$7,492

2020 compared with 2019

Interest expense, net, increased in 2020 compared to 2019 by $2,338, or approximately 42.9%, due primarily to higher average borrowings and lower amounts of interest capitalized associated with capital projects.

Other Non-operating Expense (Income), Net

	2020	2019	2018
Other non-operating expense (income), net	$53	$1,295	$3
2020 compared with 2019

The decrease in Other non-operating expense (income), net in 2020 compared to 2019 was due primarily to the decrease of severance accruals and environmental remediation costs in the current year.

Income Tax Expense

	2020	2019	2018
Income tax expense	$8,956	$12,001	$19,524
Effective tax rate	16.3%	22.5%	22.8%

On December 22, 2017 the U.S. government passed the Tax Cuts and Jobs Act (the “2017 Act”). In 2017, the Company reasonably estimated the accounting for the effects of the 2017 Act. In 2018, under Staff Accounting Bulletin No. 118 (“SAB 118”), we finalized the accounting for the 2017 Act and our financial statements for the year ended December 31, 2018 reflect certain effects of the 2017 Act including a reduction in the corporate tax rate to 21% from 35% and changes made to executive compensation rules. As a result of the 2017 Act, the Company recorded a reduction in income tax expense of $1,651 during the year ended December 31, 2018.

The CARES Act includes various modifications to current tax law and is intended to provide economic relief in response to the COVID-19 pandemic. One provision included in the CARES Act allows for a five-year carryback of Federal net operating losses (NOLs) generated in tax years beginning in 2018, 2019 and 2020. The Company finalized its 2019 U.S. federal income tax return which reflected a net operating loss, on a tax basis, and certain tax credits which were carried back to earlier tax years. This carryback claim generated a refund of previously paid taxes in the amount of $12.2 million which is recorded in Taxes receivable. We anticipate receiving the refund in the first half of 2021.

The Company's income tax expense for 2020 and 2019 was $8,956 and $12,001, respectively. In the absence of the changes due to the 2017 Act and the related one-time remeasurement of deferred tax assets and liabilities to account for the reduction in the corporate tax rate to 21%, tax expense for 2018 would have been $21,175.

The Company's effective income tax rate for 2020 was lower compared to the U.S. Federal statutory rate of 21% due primarily to the impact of research tax credits as well as an energy tax credit described in more detail in “Note 4. Income Taxes”. This was partially offset by state taxes, executive compensation deduction limitations and a shortfall on the vesting of equity compensation.

The Company's effective income tax rate for 2019 was slightly higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations, partially offset by the vesting of restricted stock units and research tax credits.

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

As of December 31, 2020, 2019 and 2018, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

For additional discussion of income taxes and the effective income tax rate, see “Note 4. Income Taxes” in the Notes accompanying the audited Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income

	2020	2019	2018
Net income	$46,077	$41,347	$66,244

2020 compared with 2019

As a result of the factors described above, net income was $46.1 million in 2020 as compared to $41.3 million in 2019.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years Ended December 31,
	2020	2019	2018
Net income	$46,077	$41,347	$66,244
Interest expense, net	7,792	5,454	7,492
Income tax expense (benefit)	8,956	12,001	19,524
Depreciation and amortization	60,832	56,826	53,233
EBITDA (non-GAAP)	123,657	115,628	146,493
One-time Pottsville restructuring charges (1)	—	(11,020)	—
EBITDA excluding one-time Pottsville restructuring charges (non-GAAP)	$123,657	$126,648	$146,493

Sales	$1,157,917	$1,297,393	$1,514,984

EBITDA margin % (non-GAAP)	10.7%	8.9%	9.7%

EBITDA margin % excluding one-time Pottsville restructuring charges (non-GAAP)	10.7%	9.8%	9.7%

(1) Prior year one-time Pottsville restructuring charges reflect the closure of the Company's Pottsville, Pennsylvania films plant. See "Note 18. Restructuring" to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.

The following are reconciliations between the non-GAAP financial measure of Net Income and EPS excluding the one-time net tax benefit to its most directly comparable GAAP financial measure of Net Income and EPS:

	Years Ended December 31,
	2020	2019	2018
Net Income	$46,077	$41,347	$66,244
One-time net tax benefit (2)	—	—	(1,651)
Net Income excluding one-time net tax benefit	$46,077	$41,347	$64,593

	Years Ended December 31,
	2020	2019	2018
Basic
EPS	$1.64	$1.47	$2.20
One-time net tax benefit (2)	—	—	(0.05)
EPS excluding one-time net tax benefit	$1.64	$1.47	$2.15

	Years Ended December 31,
	2020	2019	2018
Diluted
EPS	$1.64	$1.43	$2.14
One-time net tax benefit (2)	—	—	(0.05)
EPS excluding one-time net tax benefit	$1.64	$1.43	$2.09

(2) Reflects a net tax benefit primarily related to re-measurement of net deferred tax liability at a lower corporate tax rate pursuant to the 2017 Act. See "Note 4. Income Taxes" in the Notes accompanying the audited Consolidated Financial Statements included in Item 8 of this Form 10-K.

Liquidity and Capital Resources

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in in Item 1A, Risk Factors. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities as well as the prices of our raw materials and general economic and industry trends, and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements, both prior to and during the COVID-19 pandemic, has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, and capital expenditures reflecting disciplined capital deployment and following the completion of several high-return growth and cost savings investments. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations. While the COVID-19 pandemic has created and continues to create volatility in funding markets, we expect that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in Item 1A, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of 2020, the Company had approximately $11 million of cash on hand with approximately $149 million of additional capacity available under the revolving credit facility. Given the uncertain environment in light of the COVID-19 pandemic, the Company maintained higher cash balances as a precautionary measure in the second quarter of 2020 for its working capital needs and other general corporate purposes. Cash balances were reduced in the second half of 2020 in order to decrease debt levels and minimize interest cost. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. The Second Amendment to the credit facility also provided leverage ratio covenant flexibility in 2020. In response to the current environment, the Company took certain actions to improve liquidity and optimize cash flow in 2020. Capital expenditures were approximately $83 million in 2020, which represents a decrease of approximately $67 million versus 2019, as we continued to prioritize investments and assess opportunities to maximize free cash flow by deferring, or reducing, non-critical repair and maintenance capital expenditures in light of current and anticipated economic conditions. The Company is also driving disciplined cost management across the organization including all discretionary spending. As a result of its actions, the Company executed approximately $26 million in cost reductions in 2020 versus the prior year. Given several of the cost actions were temporal in nature, the Company expects approximately 50% of the expenses to return in 2021.

The CARES Act is intended to provide economic relief resulting from the COVID-19 pandemic and includes, but is not limited to provisions for taxes, employment related costs, deferral of pension funding obligations and options for liquidity. While we continue to evaluate all the impacts and benefits of the CARES Act and the Consolidated Appropriations Act, 2021, the Company deferred payment of approximately $6.5 million of social security taxes in 2020 and anticipates receiving a $12 million federal income tax refund in the first half of 2021. For social security taxes that have been deferred, 50% will be due by December 31, 2021 with the remainder due by December 31, 2022.

We assumed from Honeywell all HSE liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on our consolidated financial position and results of operations.

We expect that our primary cash requirements for 2021 will be to fund costs associated with ongoing operations, capital expenditures and amounts related to contractual obligations noted in the tables below. See the items noted below in “Contractual Obligations” and “Capital Expenditures” for more information.

The Company made contributions to the defined benefit pension plan of $8.1 million during the year ended December 31, 2020 sufficient to satisfy pension funding requirements for 2020 under the AdvanSix Retirement Earnings Plan. Cash contributions of $1.7 million and $6.4 million were made in the first and the fourth quarters of 2020, respectively. No cash contributions were made during the second and third quarters of 2020. The Company plans to make $8.0 million to $10.0 million of cash contributions in 2021 and additional contributions in future years sufficient to satisfy pension funding requirements in those periods as outlined in the contractual obligations table.

The Company made cash contributions to the defined contribution plan of $6.1 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the Company had repurchased 3,593,912 shares of common stock, including 504,150 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $101.7 million at a weighted average market price of $28.30 per share. As of December 31, 2020, $59.6 million remained available for repurchase under the currently authorized repurchase program. During 2020 and the period January 1, 2021 through February 1, 2021, no additional shares were repurchased under the currently authorized repurchase program.

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

The First Amended and Restated Credit Agreement contained customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The First Amended and Restated Credit Agreement also contained financial covenants that required the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the First Amended and Restated Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2018, through and including the fiscal quarter ending December 31, 2019, (ii) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2020, through and including the fiscal quarter ending December 31, 2020, (iii) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2021, through and including the fiscal quarter ending December 31, 2021, and (iv) 2.75 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company did not comply with the covenants in the First Amended and Restated Credit Agreement, the lenders could have, subject to customary cure rights, required the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was compliant with all related covenants at December 31, 2020.

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

The Second Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Second Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at December 31, 2020 and through the date of the filing of this Form 10-K.

The situation surrounding COVID-19 remains fluid and unpredictable, and the potential for a material impact on the Company increases the longer the social and economic restrictions remain in place or are reinstituted, which impacts the overall level of consumer and business activity in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. For further information regarding risk and the impact COVID-19 could have on our business, financial condition, results of operations and liquidity, including our ability to comply with financial covenants in our credit facility and our access to, and cost of, capital, see Part 1, Item 1A. "Risk Factors".

The Company had approximately $1.0 million of letter of credit agreements outstanding under the Revolving Credit Facility at December 31, 2020. There was no amount associated with bilateral letters of credit outside the Revolving Credit Facility.

Cash Flow Summary for the Years Ended December 31, 2020, 2019 and 2018

Our cash flows from operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018, as reflected in the audited Consolidated Financial Statements included in this Form 10-K, are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
(Dollars in thousands)
Cash provided by (used for):
Operating activities	$111,847	$120,385	$173,385
Investing activities	(84,103)	(153,125)	(112,191)
Financing activities	(24,188)	29,982	(106,818)
Net change in cash and cash equivalents	$3,556	$(2,758)	$(45,624)

2020 compared with 2019

Net cash provided by operating activities decreased by $8.5 million for the year ended December 31, 2020 versus the prior year period due primarily to a $20.2 million unfavorable impact from working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income and customer advances) for the year ended December 31, 2020 versus a $4.4 million unfavorable impact from working capital in the prior year period and a $9.5 million unfavorable cash impact from taxes receivable. These decreases were partially offset by a favorable impact from the timing of payments for Accrued liabilities of $13.9 million for year ended December 31, 2020 versus a $4.6 million impact the same period in the prior year and a $9.2 million favorable impact from deferred income taxes. A majority of the remaining variances were non-cash in nature, such as the 2019 Pottsville restructuring charge, loss on disposal of assets and depreciation and amortization.

Cash used for investing activities decreased by $69.0 million for the year ended December 31, 2020 versus the prior year period due to a decrease in cash paid for capital expenditures driven by disciplined capital deployment following the completion of several high-return growth and cost saving investments.

Cash used for financing activities increased by $54.2 million for the year ended December 31, 2020 versus the prior year due to net payments of $22.0 million for the year ended December 31, 2020 compared to net borrowings of $97.0 million during the prior year, offset by $1.1 million in cash outflows for share repurchases during the year ended December 31, 2020 compared to $62.2 million in cash outflows during the prior year, both of which are described above.

Contractual Obligations

(Dollars in thousands, unless otherwise noted)

	Payments due by period
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt – principal repayments (1)	$275,000	$—	$—	$275,000	$—	$—	$—
Long-term debt – interest payments (1)	20,621	9,625	9,625	1,371	—	—	—
Leases	160,916	35,729	25,787	17,762	15,853	13,247	52,538
Estimated environmental compliance costs (2)	3,760	1,610	1,140	690	320	—	—
Purchase obligations (3)	328,457	138,464	74,092	10,499	10,362	5,940	89,100
Postretirement benefit obligations (4)	42,220	9,110	9,110	8,000	8,000	8,000	—
Total contractual obligations	$830,974	$194,538	$119,754	$313,322	$34,535	$27,187	$141,638

(1) Long-term Debt - Principal repayments: refer to "Note 9. Long-term Debt and Credit Agreement" to the Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments are estimated based on the interest rate applicable as of December 31, 2020.

(2) The payment amounts in the table only reflect the environmental compliance costs which we have accrued as probable and reasonably estimable as of December 31, 2020.

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

The following table summarizes ongoing and expansion capital expenditures.

	Years Ended December 31,
	2020	2019	2018
(Dollars in thousands)
Purchases of property, plant and equipment	$82,918	$150,322	$109,215

Capital expenditures decreased $67.4 million from 2019 to 2020 due to disciplined capital deployment following the completion of several high-return growth and cost saving investments.

For 2021, we expect our total capital expenditures to be approximately $80 million to $90 million. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

Off-Balance Sheet Arrangements

At December 31, 2020, 2019 and 2018, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or financing activities with special-purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies and Estimates (Dollars in thousands, unless otherwise noted)

The Company’s significant accounting policies are more fully described in "Note 2. Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Company of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $7.2 million at December 31, 2020 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

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

Inventories valued at LIFO amounted to $180.1 million and $171.7 million at December 31, 2020 and 2019. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $35.4 million and $31.6 million higher at December 31, 2020 and 2019.

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

Goodwill – The Company had goodwill of $15.0 million as of December 31, 2020 and 2019. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. Potential impairment is identified by comparing the fair value of a reporting unit to the carrying value, including goodwill. In the first quarter 2020, the Company concluded that, due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event existed for the Company's reporting unit as of March 31, 2020. Fair value for the reporting unit was determined based on a combination of the discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Management's cash flow projections for the reporting unit included significant judgements and assumptions, including revenue growth rate, EBITDA margin and WACC rate. Under the market approach, management uses selected financial information of publicly-traded companies that compare to the reporting unit to derive a market-based multiple. The Company completed its annual goodwill impairment test as of March 31, 2020 and, based on the results of the Company's assessment, we have concluded that the estimated fair value of the reporting unit was substantially in excess of its carrying value resulting in no impairment. Although management believes its estimate of fair value is reasonable, it is dependent on numerous economic and business assumptions and reflects management’s best estimates at a particular point in time. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. If future financial performance falls below our expectations or there are negative revisions to significant assumptions, or if our market capitalization declines, and if such a decline becomes indicative that the fair value of our reporting unit has declined below its carrying value, we may need to record a material, non-cash goodwill impairment charge in a future period.

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

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in "Note 16. Stock-Based Compensation Plans" to the Consolidated Financial Statements included in Item 8 of this Form 10-K, are non-qualified stock options, performance share units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

A 25 basis point increase in the discount rate would result in a decrease of approximately $0.5 million to the net periodic benefit cost for 2021, while a 25 basis point decrease in the discount rate would result in an increase of approximately $0.7 million to the net periodic benefit cost for 2021. The resulting impact on the pension benefit obligation would be a decrease of $3.5 million and an increase of $3.8 million, respectively.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. SAB 118 provides guidance for registrants under three scenarios where the measurement of certain tax items is either complete, can be reasonably estimated or cannot be reasonably estimated. The Company has completed its evaluation of the 2017 Act and the impacts of those items have been reflected in our Consolidated Financial Statements. The impacts of those changes are disclosed in “Note 4. Income Taxes” to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and has elected the following practical expedients available in Topic 842:

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

The interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. These interest rate swaps have been designated as cash flow hedges and convert the Company's interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of these interest rate swaps, interest payments on approximately 36% of our borrowings, as of December 31, 2020, have been swapped from floating rate to fixed rate for the life of the swaps, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of December 31, 2020, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at December 31, 2020, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the year ended December 31, 2020 would have resulted in an increase or decrease to our interest expense of approximately $0.4 million.

See “Note 12. Derivative and Hedging Instruments” to the Consolidated Financial Statements included in this Form 10-K, for a discussion relating to credit and market, commodity price and interest rate risk management.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AdvanSix Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AdvanSix Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment

As described in Note 2 to the consolidated financial statements, the Company’s goodwill balance was $15 million as of December 31, 2020. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Potential impairment is identified by comparing the fair value of a reporting unit to the carrying value, including goodwill. In the first quarter of 2020, the Company concluded that due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event existed for the Company’s reporting unit as of March 31, 2020, and therefore performed a quantitative assessment. Fair value for the reporting unit was determined based on a combination of the discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Management’s cash flow projections for the reporting unit included significant judgments and assumptions, including revenue growth rate, EBITDA margin, and WACC rate. Under the market approach, management uses selected financial information of publicly-traded companies that compare to the reporting unit to derive a market-based multiple.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rate, EBITDA margin, and WACC rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the reporting unit; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the significant assumptions used by management related to the revenue growth rate, EBITDA margin, and WACC rate. Evaluating management’s assumptions related to the revenue growth rate and EBITDA margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s income and market approaches and (ii) the WACC rate assumption.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 19, 2021

We have served as the Company’s auditor since 2015.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Sales	$1,157,917	$1,297,393	$1,514,984
Costs, expenses and other:
Costs of goods sold	1,024,169	1,161,921	1,340,497
Selling, general and administrative expenses	70,870	75,375	81,224
Interest expense, net	7,792	5,454	7,492
Other non-operating expense (income), net	53	1,295	3
Total costs, expenses and other	1,102,884	1,244,045	1,429,216

Income before taxes	55,033	53,348	85,768
Income tax expense	8,956	12,001	19,524
Net income	$46,077	$41,347	$66,244

Earnings per common share
Basic	$1.64	$1.47	$2.20
Diluted	$1.64	$1.43	$2.14
Weighted average common shares outstanding
Basic	28,048,726	28,122,288	30,172,050
Diluted	28,157,062	28,898,836	30,978,291

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$46,077	$41,347	$66,244
Foreign exchange translation adjustment	(49)	(9)	(25)
Cash-flow hedges	(1,028)	(673)	(633)
Pension obligation adjustments	(5,604)	(6,295)	7,230
Other comprehensive income (loss), net of tax	(6,681)	(6,977)	6,572
Comprehensive income	$39,396	$34,370	$72,816

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$10,606	$7,050
Accounts and other receivables – net	123,554	104,613
Inventories – net	180,085	171,710
Taxes receivable	12,289	2,047
Other current assets	6,969	5,117
Total current assets	333,503	290,537
Property, plant and equipment – net	765,469	755,881
Operating lease right-of-use assets	114,484	135,985
Goodwill	15,005	15,005
Other assets	34,946	38,561
Total assets	$1,263,407	$1,235,969
LIABILITIES
Current liabilities:
Accounts payable	$190,227	$205,911
Accrued liabilities	41,152	28,114
Operating lease liabilities – short-term	29,279	38,005
Deferred income and customer advances	26,379	19,696
Total current liabilities	287,037	291,726
Deferred income taxes	125,575	110,071
Operating lease liabilities – long-term	85,605	98,347
Line of credit – long-term	275,000	297,000
Postretirement benefit obligations	39,168	32,410
Other liabilities	6,899	5,537
Total liabilities	819,284	835,091

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,627,139 shares issued and 28,033,227 outstanding at December 31, 2020; 31,423,898 shares issued and 27,914,777 outstanding at December 31, 2019	316	314
Preferred stock, par value $0.01; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and 2019	—	—
Treasury stock at par (3,593,912 shares at December 31, 2020; 3,509,121 shares at December 31, 2019)	(36)	(35)
Additional paid-in capital	184,732	180,884
Retained earnings	275,243	229,166
Accumulated other comprehensive loss	(16,132)	(9,451)
Total stockholders' equity	444,123	400,878
Total liabilities and stockholders' equity	$1,263,407	$1,235,969

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$46,077	$41,347	$66,244
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	60,832	56,826	53,233
Loss on disposal of assets	696	5,190	1,992
Deferred income taxes	17,611	8,442	9,558
Stock based compensation	4,902	8,349	10,131
Accretion of deferred financing fees	553	427	1,802
Restructuring charges	—	11,020	—
Changes in assets and liabilities:
Accounts and other receivables	(18,990)	54,383	28,581
Inventories	(8,375)	(35,567)	(7,974)
Taxes receivable	(10,242)	(707)	7,131
Accounts payable	(1,337)	(20,333)	2,280
Accrued liabilities	13,892	(4,561)	(6,111)
Deferred income and customer advances	8,456	(2,860)	5,362
Other assets and liabilities	(2,228)	(1,571)	1,156
Net cash provided by operating activities	111,847	120,385	173,385

Cash flows from investing activities:
Expenditures for property, plant and equipment	(82,918)	(150,322)	(109,215)
Other investing activities	(1,185)	(2,803)	(2,976)
Net cash used for investing activities	(84,103)	(153,125)	(112,191)

Cash flows from financing activities:
Payments of long-term debt	—	—	(266,625)
Borrowings from line of credit	364,000	419,250	345,000
Payments of line of credit	(386,000)	(322,250)	(145,000)
Payment of line of credit facility fees	(425)	—	(1,361)
Principal payments of finance leases	(710)	(4,839)	(308)
Purchase of treasury stock	(1,055)	(62,196)	(38,524)
Issuance of common stock	2	17	—
Net cash provided by (used for) financing activities	(24,188)	29,982	(106,818)

Net change in cash and cash equivalents	3,556	(2,758)	(45,624)
Cash and cash equivalents at beginning of year	7,050	9,808	55,432
Cash and cash equivalents at the end of year	$10,606	$7,050	$9,808
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$6,178	$21,594	$27,258
Supplemental cash activities:
Cash paid for interest	$7,290	$5,201	$5,855
Cash paid for income taxes	$2,005	$6,993	$7,315

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2017	30,482,966	$305	$263,081	$121,985	$—	$(9,046)	$376,325

Net Income	—	—	—	66,244	—	—	66,244
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(25)	(25)
Cash-flow hedges	—	—	—	—	—	(633)	(633)
Pension obligation adjustments	—	—	—	(410)	—	7,230	6,820
Total comprehensive income (loss), net of tax	—	—	—	(410)	—	6,572	6,162
Issuance of common stock	72,749	1	—	—	—	—	1
Acquisition of treasury stock (1,210,714 shares)		—	(38,513)	—	(12)	—	(38,525)
Stock-based compensation	—	—	10,131	—	—	—	10,131
Balance at December 31, 2018	30,555,715	306	234,699	187,819	(12)	(2,474)	420,338

Net Income	—	—	—	41,347	—	—	41,347
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(9)	(9)
Cash-flow hedges	—	—	—	—	—	(673)	(673)
Pension obligation adjustments	—	—	—	—	—	(6,295)	(6,295)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,977)	(6,977)
Issuance of common stock	868,183	8	9	—	—	—	17
Acquisition of treasury shares (2,298,407 shares)		—	(62,173)	—	(23)	—	(62,196)
Stock-based compensation	—	—	8,349	—	—	—	8,349
Balance at December 31, 2019	31,423,898	314	180,884	229,166	(35)	(9,451)	400,878

Net Income	—	—	—	46,077	—	—	46,077
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(49)	(49)
Cash-flow hedges	—	—	—	—	—	(1,028)	(1,028)
Pension obligation adjustments	—	—	—	—	—	(5,604)	(5,604)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,681)	(6,681)
Issuance of common stock	203,241	2	—	—	—	—	2
Acquisition of treasury shares (84,791 shares)		—	(1,054)	—	(1)	—	(1,055)
Stock-based compensation	—	—	4,902	—	—	—	4,902
Balance at December 31, 2020	31,627,139	$316	$184,732	$275,243	$(36)	$(16,132)	$444,123

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts or unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix”, the “Company”, “we” or “our”) plays a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the vertically integrated value chain of our three U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates, and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect.

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

The Company’s Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there was a material impact on the Company’s second quarter 2020 results of operations. In particular, the Company experienced lower demand, particularly in nylon, caprolactam and phenol, resulting in a reduction of plant utilization rates and a decrease in overall sales volume (approximately 19%) in the second quarter of

2020 compared to the prior year period, primarily related to global markets and the economic impact of COVID-19. During the third quarter of 2020, the Company had experienced an improvement in demand to approximately pre-COVID-19 levels. During the fourth quarter of 2020, the Company experienced even greater demand than in the previous quarter whereby demand and volume exceeded pre-COVID-19 levels overall as compared to 2019. With states, regions and countries in various phases of re-opening, we expect demand to continue to gradually improve through 2021, although there is no assurance demand recovery will continue given the potential for increased restrictions imposed by governments due to a surge in infection rates. We will continue to monitor developments and execute our operational and safety mitigation plans.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Company of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $7.2 million at December 31, 2020 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

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

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices, and generally they do not include take-or-pay terms. Instead, each customer agreement, the majority of which have a term of at least one year, is typically determined by monthly or quarterly volume estimates. We may also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2020 and 2019, we had no contracts with notional amounts related to forward commodity agreements.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $180.1 million and $171.7 million at December 31, 2020 and 2019. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $35.4 million and $31.6 million higher at December 31, 2020 and 2019.

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

Goodwill – The Company had goodwill of $15.0 million as of December 31, 2020 and 2019. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. Potential impairment is identified by comparing the fair value of a reporting unit to the carrying value, including goodwill. In the first quarter 2020, the Company concluded that, due to the negative effects of the COVID-19 pandemic on revenue and profitability, a triggering event existed for the Company's reporting unit as of March 31, 2020. Fair value for the reporting unit was determined based on a combination of the discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Management's cash flow projections for the reporting unit included significant judgements and assumptions, including revenue growth rate, EBITDA margin and WACC rate. Under the market approach, management uses selected financial information of publicly-traded companies that compare to the reporting unit to derive a market-based multiple. The Company completed its annual goodwill impairment test as of March 31, 2020 and we have concluded that there is no impairment.

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

Research and Development – AdvanSix conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications consisting primarily of labor costs and depreciation and maintenance costs. R&D costs are charged to expense as incurred. Such costs are included in costs of goods sold and were $11.8 million, $13.9 million, and $14.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Debt Issuance Costs – Debt issuance costs are capitalized as a component of Other assets and are amortized through interest expense over the related term.

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in "Note 16. Stock-Based Compensation Plans" to the Consolidated Financial Statements included in Item 8 of this Form 10-K, are non-qualified stock options, performance share units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. SAB 118 provides guidance for registrants under three scenarios where the measurement of certain tax items is either complete, can be reasonably estimated or cannot be reasonably estimated. The Company has completed its evaluation of the 2017 Act and the impacts of those items have been reflected in our Consolidated Financial Statements. The impacts of those changes are disclosed in “Note 4. Income Taxes”.

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

The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and has elected the following practical expedients available in Topic 842:

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

Recent Accounting Pronouncements - The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

On December 18, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes the exception to the general principles in ASC 740, Income Taxes, associated with the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments and interim-period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU improves the application of income tax related guidance and simplifies U.S. GAAP when accounting for franchise taxes that are partially based on income, transactions with government resulting in a step-up in tax basis goodwill, separate financial statements of legal entities not subject to tax, and enacted changes in tax laws in interim periods. Different transition approaches, retrospective, modified retrospective, or prospective, will apply to each income tax simplification provision. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments in this update is permitted, including adoption in any interim period. The Company adopted ASU 2019-12 effective January 1, 2021, which did not have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

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

Note 3. Revenue

We serve approximately 400 customers annually in more than 50 countries and across a wide variety of industries. For 2020, 2019 and 2018, the Company's ten largest customers accounted for approximately 43%, 47% and 45% of total sales, respectively.

We typically sell to customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. ("Shaw"), a significant consumer of caprolactam and Nylon 6 resin. We sell Nylon 6 resin and caprolactam to Shaw under a long-term agreement. Sales to Shaw were 14% of our total sales for the year ended December 31, 2020 and 22% of our total sales for each of the years ended December 31, 2019 and 2018.

Each of the Company’s product lines represented the following approximate percentage of total sales for 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Nylon	24%	27%	28%
Caprolactam	19%	22%	19%
Chemical Intermediates	32%	28%	33%
Ammonium Sulfate	25%	23%	20%
	100%	100%	100%

The Company’s revenues by geographic area for 2020, 2019 and 2018 were as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
United States	$891	$1,057	$1,271
International	267	240	244
Total	$1,158	$1,297	$1,515

Deferred Income and Customer Advances

The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the twelve months ended December 31, 2020:

Deferred Income and Customer Advances	2020
Opening balance January 1, 2020	$19,696
Additional cash advances	35,262
Less amounts recognized in revenues	(28,579)
Ending balance December 31, 2020	$26,379

The Company expects to recognize as revenue the December 31, 2020 ending balance of Deferred income and customer advances within one year or less.

Note 4. Income Taxes

	Years Ended December 31,
	2020	2019	2018
Income (loss) before taxes
U.S.	$54,902	$53,231	$85,596
Non-U.S.	131	117	172
	$55,033	$53,348	$85,768

Income taxes
 Income tax expense (benefit) consists of:

	Years Ended December 31,
	2020	2019	2018
Current Provision:
Federal	$(10,289)	$2,519	$7,529
State	1,605	1,007	2,442
Non-U.S.	20	24	27
Total current provision	$(8,664)	$3,550	$9,998
Deferred Provision:
Federal	$17,853	$7,536	$8,081
State	(240)	907	1,435
Non-U.S.	7	8	10
Total deferred provision	17,620	8,451	9,526
Total income tax expense (benefit)	$8,956	$12,001	$19,524

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
2017 Act	—%	—%	(1.9)%
U.S. state income taxes	2.0%	2.8%	3.5%
Energy credit	(6.2)%	—%	—%
Forfeitures, cancellations and shortfalls of equity compensation	0.3%	—%	—%
Executive compensation limitations	0.9%	1.5%	1.2%
Research and other tax credits	(2.6)%	(3.0)%	(0.5)%
Other, net	0.9%	0.2%	(0.5)%
	16.3%	22.5%	22.8%

On December 22, 2017 the U.S. government passed the Tax Cuts and Jobs Act (the “2017 Act”). In 2017, the Company reasonably estimated the accounting for the effects of the 2017 Act. In 2018, under Staff Accounting Bulletin No. 118 (“SAB 118”), we finalized the accounting for the 2017 Act and our financial statements for the year ended December 31, 2018 reflect certain effects of the 2017 Act including a reduction in the corporate tax rate to 21% from 35% and changes made to executive compensation rules. As a result of the 2017 Act, the Company recorded a reduction in income tax expense of $1,651 during the year ended December 31, 2018.

The CARES Act includes various modifications to current tax law and is intended to provide economic relief in response to the COVID-19 pandemic. One provision included in the CARES Act allows for a five-year carryback of Federal net operating losses (NOLs) generated in tax years beginning in 2018, 2019 and 2020. The Company finalized its 2019 U.S. federal income tax return which reflected a net operating loss, on a tax basis, and certain tax credits which were carried back to earlier tax years. This carryback claim generated a refund of previously paid taxes in the amount of $12.2 million which is recorded in Taxes receivable. We anticipate receiving the refund in the first half of 2021. Although the carryback claim generates a $12.2 million refund, it also results in the loss of prior year permanent tax benefits, the impact of which, is reflected in the above table under "Other, net" above.

The Company's effective income tax rate for 2020 was lower compared to the U.S. Federal statutory rate of 21% due primarily to the impact of research tax credits as well as an energy tax credit described in more detail below. This was partially offset by state taxes, executive compensation deduction limitations and a shortfall on the vesting of equity compensation.

The Company's effective income tax rate for 2019 was slightly higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations, partially offset by the vesting of restricted stock units and research tax credits.

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

As of December 31, 2020, 2019 and 2018, there were no unrecognized tax benefits recorded by the Company (see below for further information on unrecognized tax benefits). Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

The Company uses the flow-through method to account for investment tax credits, including certain energy credits. Under this method, investment tax credits are recognized as a reduction to income tax expense in the year they are earned.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. For tax years 2020, 2019, 2018 and 2017 there are no material examinations by tax authorities; however, these periods remain open under the statute of limitations and are subject to examination by the tax authorities.

Deferred tax assets (liabilities)

The tax effects of temporary differences which give rise to future income tax benefits and expenses are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net Operating Loss	$107	$8,167
Accruals and Reserves	4,966	2,802
Interest expense limitation	—	2,655
Inventory	4,439	—
Pension Obligation	8,028	7,318
Operating lease liability	27,358	32,626
Equity Compensation	1,793	1,695
Other	900	1,314
Total gross deferred tax assets	47,591	56,577
Less: Valuation Allowance	—	—
Total deferred tax assets	$47,591	$56,577

Deferred tax liabilities:
Property, plant & equipment	$(140,735)	$(123,915)
Intangibles	(3,744)	(3,713)
Operating lease asset	(27,262)	(32,569)
Inventory	—	(5,503)
Other	(1,417)	(931)
Total deferred tax liabilities	(173,158)	(166,631)
Net deferred taxes	$(125,567)	$(110,054)

The net deferred taxes are primarily related to U.S. operations. The federal net operating loss ("NOL") generated as of December 31, 2019 was carried back to previous tax periods under the CARES Act and the amount was fully utilized in the carryback claim. As of 2020, we also recognized state NOL carryforwards in multiple jurisdictions for $1,406 which generally begin to expire in 2032. The Company has a foreign NOL of $25 and $70, respectively, at December 31, 2020 and 2019 which is not subject to expiration. All 2019 federal tax credits were carried back and utilized in prior periods or expected to be utilized in the current year such that there are no remaining federal tax credit carryforwards. As of December 31, 2020, we have state tax credit carryforwards of approximately $105 that begin to expire in 2030. We believe that the foreign and state NOL carryforwards, tax credit carryforwards and other deferred tax assets are more likely than not to be realized and we have not recorded a valuation allowance against the deferred tax assets.

The 2019 Deferred tax assets and liabilities reflected in the above table have been adjusted to reflect deferred taxes on the gross up of the Operating lease right-of-use assets and the Operating lease liabilities under ASU 2016-02, Leases (Topic 842) implemented on January 1, 2019. This update had the effect of increasing both the total deferred tax assets and the deferred tax liabilities by $32,569 for the year ending December 31, 2019. These adjustments have no net impact on the net Deferred taxes or on the consolidated financial statements and the Company does not believe they are material to the annual consolidated financial statements.

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

As of December 31, 2020 and 2019, there were no material undistributed earnings of the Company's non-U.S. subsidiaries and, as such, we have not provided a deferred tax liability for undistributed earnings.

Unrecognized tax benefits

The following table sets forth the change in the Company's unrecognized tax benefits (UTBs) for year ended December 31, 2020. There are no unrecognized tax benefits in 2019 and 2018.

2020
Unrecognized tax benefits - January 1	$—
Gross amounts of decreases in UTBs for tax positions related to the prior year	(3,804)
Gross amounts of increases in UTBs for tax positions related to the prior year	3,804
Gross amounts of increases and decreases in UTBs for tax positions taken during the current period	—
Unrecognized tax benefits - December 31	$—

At the end of fiscal 2019, it was unclear whether we qualified for a certain energy tax credit. After performing a detailed review during the second quarter of 2020, we concluded it was appropriate to recognize a tax benefit (credit) of $3.8 million. However, based on information available at the time, we also recorded a corresponding unrecognized tax benefit reserve for the same amount. A portion of this credit which was claimed on the 2019 U.S. federal income tax return of approximately $2.2 million was utilized in the carryback claim under the CARES Act and the remaining is expected to be utilized in 2020. In the fourth quarter of 2020, based on new information and technical guidance, the Company reassessed its position which resulted in the reversal of the unrecognized tax benefit as reflected in the above table. As such, the full amount of the energy credit is reflected in the effective income tax rate reconciliation table above for the year ended December 31, 2020.

Note 5. Accounts and Other Receivables – Net

	December 31,
	2020	2019
Accounts receivables	$122,357	$105,275
Other	2,668	1,661
Total accounts and other receivables	125,025	106,936
Less – allowance for doubtful accounts	(1,471)	(2,323)
Total accounts and other receivables – net	$123,554	$104,613

The roll-forward of allowance for doubtful accounts are summarized in the table below:

	Balance at Beginning of Year	Charged to Costs	Charged to Other Accounts (1)	Bad Debt Write-Offs (1)	Balance at End of Year
Year ended December 31, 2020	$2,323	$33	$(559)	$(326)	$1,471
Year ended December 31, 2019	7,467	274	(396)	(5,022)	2,323
Year ended December 31, 2018	1,410	6,226	(187)	18	7,467
(1) No Impact to Statement of Operations

Note 6. Inventories

	December 31,
	2020	2019
Raw materials	$88,612	$63,644
Work in progress	54,291	56,065
Finished goods	45,345	58,527
Spares and other	27,198	25,035
	215,446	203,271
Reduction to LIFO cost basis	(35,361)	(31,561)
Total inventories	$180,085	$171,710

Note 7. Property, Plant, Equipment – Net

	December 31,
	2020	2019
Land and improvements	$6,396	$6,396
Machinery and equipment	1,430,192	1,337,234
Buildings and improvements	201,728	184,951
Construction in progress	47,000	97,143
	1,685,316	1,625,724
Less – accumulated depreciation	(919,847)	(869,843)
Total property, plant, equipment – net	$765,469	$755,881

Capitalized interest was $5,580, $6,359 and $3,619 for the years ended December 31, 2020, 2019 and 2018, respectively.

Depreciation expense was $57,240, $53,424 and $49,729 for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 8. Leases

We determine if an arrangement is a lease at inception. Operating leases, which are reported as Operating lease right-of-use assets ("ROU"), Operating lease liabilities – short-term, and Operating lease liabilities – long-term are included in our Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment – net, Accounts payable, and Other liabilities in our Consolidated Balance Sheets.

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

The components of lease expense were as follows:

	Years Ended December 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$697	$661
Interest on lease liabilities	48	70
Total finance lease cost	745	731
Operating lease cost	44,513	36,454
Short-term lease cost	7,832	12,885
Total lease cost	$53,090	$50,070

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,445	$36,165
Operating cash flows from finance leases	51	65
Financing cash flows from finance leases	710	4,839
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16,082	45,541
Finance leases	16	1,031

Supplemental balance sheet information related to leases was as follows:

	Years Ended December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$114,484	$135,985
Operating lease liabilities – short term	29,279	38,005
Operating lease liabilities – long term	85,605	98,347
Total operating lease liabilities	$114,884	$136,352
Finance Leases
Property, plant and equipment – gross	$1,978	$2,793
Accumulated depreciation	(1,257)	(1,391)
Property, plant and equipment – net	$721	$1,402
Accounts payable	509	712
Other liabilities	215	708
Total finance lease liabilities	$724	$1,420
Weighted Average Remaining Lease Term
Operating leases	9.8 years	9.1 years
Finance leases	1.5 years	2.2 years
Weighted Average Discount Rate
Operating leases	6.07%	5.72%
Finance leases	4.65%	4.79%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2021	$35,199	$530
2022	25,588	199
2023	17,749	13
2024	15,845	8
2025	13,247	—
Thereafter	52,538	—
Total lease payments	160,166	750
Less imputed interest	(45,282)	(26)
Total	$114,884	$724

As of December 31, 2020, we have an additional operating lease that has not yet commenced for $17.1 million. This lease will commence during 2021 with a lease term of 3 years.

Note 9. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2020 consisted of the following:

Total term loan outstanding	$—
Amounts outstanding under the Revolving Credit Facility	275,000
Total outstanding indebtedness	275,000
Less: amounts expected to be repaid within one year	—
Total long-term debt due after one year	$275,000

At December 31, 2020, the Company assessed the Revolving Credit Facility (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Scheduled principal repayments under the Long-term Debt and Credit Agreement subsequent to December 31, 2020 are as follows:

2021	$—
2022	—
2023	275,000
2024	—
2025	—
Thereafter	—
Total	$275,000

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

The Second Amendment amends the consolidated leverage ratio financial covenant of the First Amended and Restated Credit Agreement and requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). The consolidated interest coverage ratio financial covenant of the First Amended and Restated Credit Agreement was not changed and continues to require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company does not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was compliant with all financial related covenants at December 31, 2020.

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

The Company had approximately $1.0 million of letter of credit agreements outstanding under the Revolving Credit Facility at December 31, 2020. There was no amount associated with bilateral letters of credit outside of the Revolving Credit Facility.

Note 10. Postretirement Benefit Obligations

Defined Contribution Benefit Plan

On January 1, 2017, the Company established a defined contribution plan which covers all eligible U.S. employees. Our plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis to save for their future retirement needs. The Company matches 50% of the first 8% of contributions for employees covered by a collective bargaining agreement and matches 75% of the first 8% of the employee’s contribution election for all other employees. The plan’s matching contributions vest after three years of service with the Company. The Company may also provide an additional discretionary retirement savings contribution which is at the sole discretion of the Company. The Company made contributions to the defined contribution plan of $6,142, $5,944 and $5,514 for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Change in benefit obligation:	2020	2019	2018
Benefit obligation at January 1,	$69,281	$48,450	$51,018
Service Cost	8,021	6,855	8,008
Interest Cost	2,175	2,084	1,875
Actuarial losses (gains)	10,507	12,364	(12,324)
Benefits Paid	(847)	(472)	(127)
Benefit obligation at December 31,	$89,137	$69,281	$48,450

Change in plan assets:
Fair value of plan assets at January 1,	$35,979	$26,789	$17,321
Actual return on plan assets	5,212	5,462	$(2,205)
Benefits paid	(847)	(472)	(127)
Company Contributions	8,100	4,200	11,800
Fair value of plan assets at December 31,	48,444	35,979	26,789

Under-Funded status of plan	$40,693	$33,302	$21,661

Amounts recognized in Balance Sheet consists of:
Accrued pension liabilities-current (1)	$1,525	$892	$581
Accrued pension liabilities-noncurrent (2)	39,168	32,410	21,080
Total pension liabilities recognized	$40,693	$33,302	$21,661

(1) Included in accrued liabilities on Balance Sheet
(2) Included in postretirement benefit obligations on Balance Sheet

Pension amount recognized in accumulated other comprehensive loss (income) associated with the Company's pension plan are as follows for:

	Years Ended December 31,
	2020	2019	2018
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net actuarial (gain) loss	11,405	4,012	(4,226)
Pension amounts recognized in other comprehensive loss (income)	$11,405	$4,012	$(4,226)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for our pension plan include the following components:

	Years Ended December 31,
	2020	2019	2018
Net periodic pension cost (benefit)
Service cost	$8,021	$6,855	$8,008
Interest cost	2,175	2,084	1,875
Expected return on plan assets	(2,098)	(1,336)	(1,151)
Recognition of actuarial losses	—	—	—
Net periodic Pension Cost	8,098	7,603	8,732
Other changes in benefits obligations recognized in other comprehensive loss (income)
Actuarial losses (gains)	7,393	8,238	(8,969)
Total recognized in other comprehensive income	7,393	8,238	(8,969)
Total net periodic pension cost (benefit) recognized in Other comprehensive income	$15,491	$15,841	$(237)

The estimated actuarial loss (gain) that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2020 and 2019 was nil.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our pension plan were as follows:

Key actuarial assumptions used to determine benefit obligations at December 31,	2020	2019	2018
Effective discount rate for benefit obligation	2.9%	3.5%	4.6%
Expected annual rate of compensation increase	2.4%	2.4%	2.8%

Key actuarial assumptions used to determine the net periodic benefit cost for the years ended December 31,	2020	2019	2018
Effective discount rate for service cost	3.5%	4.6%	3.9%
Effective discount rate for interest cost	3.2%	4.3%	3.7%
Expected long-term rate of return	6.8%	7.0%	7.0%
Expected annual rate of compensation increase	2.4%	2.8%	2.8%

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

The accumulated benefit obligation for our pension plan was $73.2 million, $54.4 million and $36.7 million as of December 31, 2020, 2019 and 2018, respectively.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid during the following years:

2021	$1,525
2022	1,901
2023	2,366
2024	2,863
2025	3,354
Thereafter	24,003

Our general funding policy for our pension plan is to contribute amounts at least sufficient to satisfy regulatory funding standards. The Company made pension plan contributions sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan as follows:

	Years Ended December 31,
	2020	2019	2018
1st Quarter	$1,700	$—	$1,950
2nd Quarter	—	500	6,600
3rd Quarter	—	3,700	3,250
4th Quarter	6,400	—	—
Total	$8,100	$4,200	$11,800

The Company plans to make pension plan contributions during 2021 sufficient to satisfy pension funding requirements of $8.0 million to $10.0 million as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

The target asset allocation percent for the Company's pension plan assets is summarized as follows:

	Years Ended December 31,
	2020	2019
Cash and cash equivalents	2%	2%
US and non-US equity securities	65%	65%
Fixed income / real estate / other securities	33%	33%
Total Pension Assets	100%	100%

Fixed income and other securities include investment grade securities covering the Treasury, agency, asset-backed, mortgage-backed and credit sectors of the U.S. Bond Market, as well as listed real estate companies and real estate investment trusts located in both developed and emerging markets.

	Fair Value at December 31,
Fair Value Measurements	2020	2019	2018
Investments valued using NAV per share
Emerging Markets Region Equities	$3,199	$2,264	$1,538
International Region Equities	9,274	6,755	4,535
United States Equities	20,528	15,377	11,071
United States Bonds	12,506	9,477	7,878
Real Estate	2,312	1,767	1,357
Cash Fund	625	339	410
Total Pension Plan Assets at Fair Value	$48,444	$35,979	$26,789

The pension plan assets are invested in collective investment trust funds as shown above. These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy.

Note 11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During the fourth quarter of 2018, the Company acquired a royalty stream which has been treated as an asset acquisition. The purchase price of the royalty stream for $1 million approximated fair value at December 31, 2018 and is considered a Level 3 asset. The fair value measurement is based on the expected future cash flows and, as there is no reason to believe that the asset is impaired, it is assumed that the valuation remains unchanged at December 31, 2020. In November 2018 and July 2019, the Company entered into two interest rate swap transactions related to its credit agreement. The fair value of the interest rate swaps at December 31, 2020, 2019 and 2018 was a loss of approximately $3.1 million, $1.7 million and $0.8 million, respectively, and is considered a Level 2 liability.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at December 31, 2020 and December 31, 2019, respectively. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2020 and 2019, we had no contracts with notional amounts related to forward commodity agreements.

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

	Liability Derivatives

	2020		2019		2018

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	$(3,063)	Accrued liabilities and Other liabilities	$(1,718)	Accrued liabilities and Other liabilities	$(833)

Total Derivatives		$(3,063)		$(1,718)		$(833)

The following table summarizes adjustments related to cash flow hedge included in “Cash flow hedges”, in the Consolidated Statements of Comprehensive Income:

December 31, 2020
Loss on derivative instruments included in Accumulated other comprehensive income at December 31, 2019	$(1,718)
Fair value adjustment	(1,345)
Loss on derivative instruments included in Accumulated other comprehensive income at December 31, 2020	$(3,063)

At December 31, 2020, the Company expects to reclassify approximately $2.1 million of net losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt with the remainder recognized in future periods through the expiration date. The following table summarizes the reclassification of net losses on derivative instruments from AOCI into earnings:

	Amount of Loss Recognized in Earnings
	Twelve Months Ended December 31,

	2020	2019

Derivatives:

Interest Rate Contracts	$2,240	$705

Total Derivatives	$2,240	$705

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

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2021.

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

Future minimum payments for these unconditional purchase obligations as of December 31, 2020 are as follows (dollars in thousands):

Year	Amount
2021	$138,464
2022	74,092
2023	10,499
2024	10,362
2025	5,940
Thereafter	89,100
$328,457

Note 14. Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Postretirement Benefit Obligations Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2017	$(4,986)	$(4,060)	$—	$(9,046)
Other comprehensive income (loss)	(25)	8,969	(833)	8,111
Amounts reclassified from accumulated other comprehensive income (loss)	—	410	—	410
Income tax expense (benefit)	—	(2,149)	200	(1,949)
Current period change	(25)	7,230	(633)	6,572
Balance at December 31, 2018	(5,011)	3,170	(633)	(2,474)

Other comprehensive income (loss)	(9)	(8,238)	(1,589)	(9,836)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	705	705
Income tax expense (benefit)	—	1,943	211	2,154
Current period change	(9)	(6,295)	(673)	(6,977)
Balance at December 31, 2019	(5,020)	(3,125)	(1,306)	(9,451)

Other comprehensive income (loss)	(49)	(7,393)	(3,586)	(11,028)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2,240	2,240
Income tax expense (benefit)	—	1,789	318	2,107
Current period change	(49)	(5,604)	(1,028)	(6,681)
Balance at December 31, 2020	$(5,069)	$(8,729)	$(2,334)	$(16,132)

Note 15. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
Basic
Net Income	$46,077	$41,347	$66,244

Weighted average common shares outstanding	28,048,726	28,122,288	30,172,050

EPS – Basic	$1.64	$1.47	$2.20

	Years Ended December 31,
	2020	2019	2018
Diluted
Net Income	$46,077	$41,347	$66,244

Weighted average common shares outstanding – Basic	28,048,726	28,122,288	30,172,050

Dilutive effect of unvested equity awards	108,336	776,548	806,241

Weighted average common shares outstanding – Diluted	28,157,062	28,898,836	30,978,291

EPS – Diluted	$1.64	$1.43	$2.14

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2020, 2019 and 2018, stock options of 951,607, 544,635 and 349,312, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

In September 2017, the Board of Directors (the "Board") adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund. Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix common stock upon distribution. As of December 31, 2020, a total of 52,426 units were allocated to the AdvanSix stock unit fund under the DCP.

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid in capital. During 2020, the Company had repurchased 84,791 shares of common stock to cover the tax withholding obligations in connection with the vesting awards, for an aggregate of $1.1 million at a weighted average market price of $12.44 per share. The purchase of shares reduces the weighted average number of shares outstanding in the basic and diluted earnings per share calculations.

Note 16. Stock-Based Compensation Plans

On September 8, 2016, prior to the Spin-Off, our Board adopted, and Honeywell, as our sole stockholder, approved, the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, and the material terms of performance-based compensation were approved by the Company's stockholders for tax purposes at our 2017 annual meeting of stockholders (the "Original Plan"). The Original Plan was amended and restated as the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated, which was approved by stockholders of the Company at the Annual Meeting of Stockholders held on June 23, 2020 (the “Equity Plan”). As a result, no further grants will be made under the Original Plan. The Equity Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards and non-share-based awards. The maximum aggregate number of shares of our common stock that may be issued under all stock-based awards granted under the Equity Plan is 2,937,209, subject to adjustment in accordance with the terms of the Equity Plan. Under the Equity Plan, the shares underlying all full-value awards, including those granted to non-employee directors, will be counted against the share reserve on a 1.85-for-one basis. Shares underlying stock option awards and SARs will be counted against the share reserve on a one-for-one basis.

Under the terms of the Equity Plan, there were approximately 2,800,000 shares of AdvanSix common stock available for future grants of full-value awards at December 31, 2020.

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

The following table summarizes information about RSU activity related to the Equity Plan:

	Number of Restricted Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2017	1,004	$17.46
Granted	65	41.58
Vested	(73)	19.31
Forfeited	(2)	32.59
Non-vested at December 31, 2018	994	18.90
Granted	131	29.42
Vested	(864)	16.78
Forfeited	(7)	32.93
Non-vested at December 31, 2019	254	30.97
Granted	331	13.11
Vested	(120)	24.28
Forfeited	(33)	32.11
Non-vested at December 31, 2020	432	$18.94

As of December 31, 2020, there was approximately $4.1 million of total unrecognized compensation cost related to non-vested RSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes information about the income statement impact from RSUs for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Compensation expense	$3,018	$6,125	$6,606
Future income tax benefit recognized	$1,025	$678	$1,262

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

The following table summarizes information about the income statement impact from stock options for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Compensation expense	$1,520	$1,989	$1,470
Future income tax benefit recognized	$441	$745	$466

The fair value related to stock options granted was determined using Black-Scholes option pricing model and the weighted average assumptions are shown in the table below:

	Years Ended December 31,
Key Black-Scholes Assumptions	2020	2019	2018
Risk-free interest rate	1.2%	2.5%	2.7%
Expected term (years)	6	6	6
Volatility	32.2%	30.9%	29.7%
Dividend yield	—	—	—
Fair value per stock option	$4.74	$11.67	$14.44

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

The following table summarizes information about stock option activity related to the Equity Plan:

	Number of Shares (In Thousands)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	172	26.66	9.31	$2,651
Exercisable at December 31, 2017	—	$—	—	$—

Granted	129	41.97
Exercised	—	—
Forfeited	(3)	33.64
Expired	—	—
Outstanding at December 31, 2018	298	33.24	8.80	$—
Exercisable at December 31, 2018	57	$33.23	8.30	$—

Granted	196	33.34
Exercised	1	26.66
Forfeited	(4)	31.75
Expired	—	—
Outstanding at December 31, 2019	491	33.28	8.22	$—
Exercisable at December 31, 2019	156	$30.83	7.45	$—

Granted	306	14.29
Exercised	—	—
Forfeited	(38)	35.53
Expired	—	—
Outstanding at December 31, 2020	759	25.54	7.97	$—
Exercisable at December 31, 2020	326	$32.16	6.84	$—

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

As of December 31, 2020, there was $1.0 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of approximately 1.1 years.

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

The following table summarizes information about PSU activity related to the Equity Plan:

	Number of Performance Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2017	89	$26.66
Granted	58	41.97
Vested	—	—
Forfeited	(2)	31.68
Non-vested at December 31, 2018	145	32.73
Granted	88	33.34
Vested	—	—
Forfeited	(3)	35.04
Non-vested at December 31, 2019	230	30.03
Granted	248	13.99
Vested	(91)	26.66
Forfeited	(40)	35.72
Non-vested at December 31, 2020	347	$20.77

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

As of December 31, 2020, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested PSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes information about the income statement impact from PSUs for the year ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Compensation expense	$366	$236	$2,057
Future income tax benefit recognized	$327	$271	$252

Note 17. Unaudited Selected Quarterly Financial Data

The following tables show selected unaudited quarterly results of operations for 2020 and 2019. The quarterly data has been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

	2020
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31,
Net Sales	$302,713	$233,022	$281,910	$340,272	$1,157,917
Gross Profit	30,705	34,283	16,152	52,608	133,748
Net Income	8,576	11,429	(692)	26,764	46,077
Earnings per share – basic (1)	0.31	0.41	(0.02)	0.95	1.64
Earnings per share – diluted (1)	0.31	0.41	(0.02)	0.94	1.64

	2019
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31,
Net Sales	$314,895	$345,215	$310,633	$326,650	$1,297,393
Gross Profit	48,015	42,087	30,510	14,860	135,472
Net Income	20,174	15,346	7,921	(2,094)	41,347
Earnings per share – basic (1)	0.70	0.54	0.29	(0.08)	1.47
Earnings per share – diluted (1)	0.68	0.53	0.28	(0.08)	1.43

(1)	Total for the full year may differ from the sum of the individual quarters due to the requirement to use weighted average shares each quarter which may fluctuate with share repurchases and share issuances.

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

Restructuring costs consist of long-lived asset impairments, facility exit costs, employee separations and inventory write-downs. Facility exit costs include demolition, equipment relocation, contract terminations and project management costs. These costs are included in Cost of goods sold in the Consolidated Statements of Operations. The Company recorded a restructuring charge of $12.6 million in the second quarter of 2019 which was reduced to $11.0 million in the fourth quarter of 2019. As of December 31, 2020, all related restructuring liabilities have been paid.

Restructuring costs for the year ended December 31, 2020 were as follows:

	Years Ended December 31,
	2020	2019
Write-off of equipment and facility	$—	$7,164
Facility exit costs	—	1,326
Employee separations	—	1,491
Inventory write-downs	—	1,039
Total restructuring charges	$—	$11,020

The following table summarizes the components of restructuring activities and the remaining balances of accrued restructuring charges as of December 31, 2020:

	Employee Separation Benefits	Facility Exit Costs	Total
Accrual balance at December 31, 2018	$—	$—	—
Charges	1,491	1,326	2,817
Cash payments	(1,364)	(916)	(2,280)
Accrual balance at December 31, 2019	$127	$410	$537
Charges	—	—	—
Cash payments	(127)	(410)	(537)
Accrual balance at December 31, 2020	$—	$—	$—

Note 19. Subsequent Events

In January 2021, the Company acquired certain assets associated with ammonium sulfate packaging, warehousing and logistics services in Virginia for approximately $9.5 million, net of assumed liabilities of approximately $0.4 million. The acquisition builds on the Company's expertise in ammonium sulfate and sulfate nutrition and enables its ability to directly supply packaged ammonium sulfate to customers, while bolstering logistics and operational efficiency for the Virginia sites.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2020, the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report, which is included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that certain of the Company’s employees responsible for financial reporting are working remotely during the

COVID-19 pandemic. The Company continually monitors and assesses the potential impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to mitigate any impact to design and operating effectiveness.

Item 9B. Other Information

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the directors and executive officers of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2021 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2020 (the "2021 Proxy Statement"), and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of AdvanSix appears in Part I of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant.

The members of the Audit Committee of our Board of Directors (the "Board") are: Paul E. Huck (Chair), Darrell K. Hughes and Daniel F. Sansone. The Board has determined that each of Mr. Huck and Mr. Sansone has been designated as an audit committee financial expert as defined by applicable SEC rules and that each of Mr. Huck, Mr. Hughes and Mr. Sansone satisfies the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.

AdvanSix’s corporate governance policies and procedures, including the Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board are available, free of charge, on our website under the heading Investor Relations (see Corporate Governance) at https://investors.advansix.com/corporate-governance/governance-documents, or by writing to AdvanSix Inc., 300 Kimball Drive, Suite 101, Parsippany, New Jersey 07054, c/o Corporate Secretary. AdvanSix’s Code of Business Conduct applies to all AdvanSix directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of AdvanSix’s directors or executive officers will be published on our website within four business days of such amendment or waiver.

Item 11. Executive Compensation

Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2021 Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2021 Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the 2021 Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2021 Proxy Statement, and such information is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm	44
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018	46
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	47
Consolidated Balance Sheets at December 31, 2020 and 2019	48
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	49
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018	50
Notes to Consolidated Financial Statements	51

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

3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).

3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 21, 2020).

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

10.15	Offer of Employment Letter between AdvanSix Inc. and Willem L. Blindenbach, dated as of October 2, 2019. †

10.16	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.17	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2020).

10.18
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.19
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

10.22	AdvanSix Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 26, 2017). †

10.23	Executive Severance Pay Plan of AdvanSix Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 15, 2017). †

10.24	Form of Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2018). †

10.25
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

10.30
Fifth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group,
Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated and filed with the SEC on March 6, 2017). *

10.31
Sixth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated and filed with the SEC on March 6, 2017). *

10.32
Seventh Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of February 22, 2018, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2018) *

10.33
Eighth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of February 22, 2018, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2018) *

10.34
Amended and Restated Caprolactam and Polymer Supply Agreement dated as of Jan 1, 2019, by and between AdvanSix Resins Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2019) *

10.35
Offer of Employment Letter between AdvanSix Inc. and Achilles B. Kintiroglou, dated February 24, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020) †

10.36
Employment Separation Agreement and Release between AdvanSix Inc. and Jonathan Bellamy, dated March 12, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020) †

10.37
Offer of Employment Letter between AdvanSix Inc. and John M. Quitmeyer, dated April 1, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020) †

10.38
Offer of Employment Letter between AdvanSix Inc. and Kelly Slieter, dated May 25, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020) †

21.1
List of subsidiaries of AdvanSix Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on August 31, 2016 and effective as of September 8, 2016).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted for certain information contained in Exhibits 10.25 through 10.34, and the omitted portions have been filed separately with the SEC.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: February 19, 2021	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erin N. Kane, Michael Preston, and Achilles Kintiroglou, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Erin N. Kane Erin N. Kane Chief Executive Officer and Director (Principal Executive Officer)	/s/ Michael L. Marberry Michael L. Marberry Independent Chairman of the Board
/s/ Paul E. Huck Paul E. Huck Director	/s/ Darrell K. Hughes Darrell K. Hughes Director
/s/ Todd D. Karran Todd D. Karran Director	/s/ Daniel F. Sansone Daniel F. Sansone Director
/s/ Sharon S. Spurlin Sharon S. Spurlin Director	/s/ Patrick S. Williams Patrick S. Williams Director
/s/ Michael Preston Michael Preston Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Christopher Gramm Christopher Gramm Vice President and Controller (Principal Accounting Officer)
February 19, 2021