Form 10-Q
period 2021-03-31
AdvanSix Inc.
filed 2021-04-30
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
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

The Registrant had 28,051,056 shares of common stock, $0.01 par value, outstanding at April 23, 2021.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Sales	$376,383	$302,713
Costs, expenses and other:
Costs of goods sold	317,899	272,008
Selling, general and administrative expenses	19,308	16,740
Interest expense, net	1,544	1,959
Other non-operating expense (income), net	230	(234)
Total costs, expenses and other	338,981	290,473

Income before taxes	37,402	12,240
Income tax expense	9,271	3,664
Net income	$28,131	$8,576

Earnings per common share
Basic	$1.00	$0.31
Diluted	$0.98	$0.31
Weighted average common shares outstanding
Basic	28,093,764	27,942,486
Diluted	28,741,066	28,050,955

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$28,131	$8,576
Foreign exchange translation adjustment	(70)	(57)
Cash-flow hedges	483	(1,836)
Pension obligation adjustments	—	—
Other comprehensive income (loss), net of tax	413	(1,893)
Comprehensive income	$28,544	$6,683

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$14,124	$10,606
Accounts and other receivables – net	149,461	123,554
Inventories – net	141,810	180,085
Taxes receivable	340	12,289
Other current assets	4,342	6,969
Total current assets	310,077	333,503
Property, plant and equipment – net	763,605	765,469
Operating lease right-of-use assets	113,458	114,484
Goodwill	17,592	15,005
Other assets	38,051	34,946
Total assets	$1,242,783	$1,263,407

LIABILITIES
Current liabilities:
Accounts payable	$173,593	$190,227
Accrued liabilities	39,724	41,152
Operating lease liabilities – short-term	26,589	29,279
Deferred income and customer advances	19,576	26,379
Total current liabilities	259,482	287,037
Deferred income taxes	127,973	125,575
Operating lease liabilities – long-term	87,231	85,605
Line of credit – long-term	246,000	275,000
Postretirement benefit obligations	39,795	39,168
Other liabilities	7,714	6,899
Total liabilities	768,195	819,284

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,660,339 shares issued and 28,051,056 outstanding at March 31, 2021; 31,627,139 shares issued and 28,033,227 outstanding at December 31, 2020	317	316
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Treasury stock at par (3,609,283 shares at March 31, 2021; 3,593,912 shares at December 31, 2020)	(36)	(36)
Additional paid-in capital	186,652	184,732
Retained earnings	303,374	275,243
Accumulated other comprehensive loss	(15,719)	(16,132)
Total stockholders' equity	474,588	444,123
Total liabilities and stockholders' equity	$1,242,783	$1,263,407
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$28,131	$8,576
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	16,104	14,432
Loss on disposal of assets	84	35
Deferred income taxes	2,237	11,204
Stock based compensation	2,363	1,198
Accretion of deferred financing fees	141	130
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(25,119)	(8,746)
Inventories	38,986	13,644
Taxes receivable	11,949	(7,654)
Accounts payable	(13,781)	(9,752)
Accrued liabilities	912	2,912
Deferred income and customer advances	(6,803)	(6,626)
Other assets and liabilities	1,886	366
Net cash provided by operating activities	57,090	19,719

Cash flows from investing activities:
Expenditures for property, plant and equipment	(14,177)	(34,100)
Acquisition of business	(9,523)	—
Other investing activities	(231)	(385)
Net cash used for investing activities	(23,931)	(34,485)

Cash flows from financing activities:
Borrowings from line of credit	54,000	133,500
Payments of line of credit	(83,000)	(93,500)
Payment of line of credit facility fees	—	(425)
Principal payments of finance leases	(199)	(182)
Purchase of treasury stock	(443)	(925)
Issuance of common stock	1	2
Net cash provided by (used for) financing activities	(29,641)	38,470

Net change in cash and cash equivalents	3,518	23,704
Cash and cash equivalents at beginning of period	10,606	7,050
Cash and cash equivalents at the end of period	$14,124	$30,754

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$2,965	$11,553

Supplemental cash activities:
Cash paid for interest	$1,518	$730
Cash paid for income taxes	$35	$109
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2020	31,627,139	$316	$184,732	$275,243	$(36)	$(16,132)	$444,123

Net Income	—	—	—	28,131	—	—	28,131
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(70)	(70)
Cash-flow hedges	—	—	—	—	—	483	483
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	413	413
Issuance of common stock	33,200	1	—	—	—	—	1
Purchase of treasury stock (15,371 shares)	—	—	(443)	—	—	—	(443)
Stock-based compensation	—	—	2,363	—	—	—	2,363
Balance at March 31, 2021	31,660,339	$317	$186,652	$303,374	$(36)	$(15,719)	$474,588

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2019	31,423,898	$314	$180,884	$229,166	$(35)	$(9,451)	$400,878

Net Income	—	—	—	8,576	—	—	8,576
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(57)	(57)
Cash-flow hedges	—	—	—	—	—	(1,836)	(1,836)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,893)	(1,893)
Issuance of common stock	154,495	2	—	—	—	—	2
Purchase of treasury stock (73,157 shares)	—	—	(924)	—	(1)	—	(925)
Stock-based compensation	—	—	1,198	—	—	—	1,198
Balance at March 31, 2020	31,578,393	$316	$181,158	$237,742	$(36)	$(11,344)	$407,836

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. ("AdvanSix," the "Company," "we" or "our") plays a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the vertically integrated value chain of our three U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates, and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect.

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has continued to spread rapidly, with most countries and territories worldwide having confirmed cases, and with certain jurisdictions experiencing resurgences. The spread resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had a substantial impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, reduced demand, production and sales across most industries, declines and volatility within global financial markets, and decreased workforces causing increased unemployment. The continuously evolving nature of this pandemic and the pace of recovery may continue to have an impact on the United States and global economies.

The Company’s Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company continues to consider the impact of COVID-19 on the estimates and assumptions used for the financial statements. As previously disclosed, the Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. During the second half of 2020, and through the first quarter of 2021, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19, although there is no assurance demand recovery will continue given the potential for surges in infection rates and newly identified strains of COVID-19. The Company will continue to monitor developments and execute our operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2021, and its results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The year-end Condensed Consolidated Balance Sheet data were derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three months ended March 31, 2021 and 2020 were April 3, 2021 and March 28, 2020, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at March 31, 2021 and December 31, 2020 aggregated $1.0 million and $7.2 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

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

As of March 31, 2021, the Company had repurchased 3,609,283 shares of common stock, including 519,521 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $102.2 million at a weighted average market price of $28.30 per share. As of March 31, 2021, $59.6 million remained available for share repurchases under the current authorization. During the period April 1, 2021 through April 23, 2021, no additional shares were repurchased under the currently authorized repurchase program.

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

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in approximately 50 countries and across a wide variety of industries. For the three months ended March 31, 2021 and 2020 the Company's ten largest customers accounted for approximately 38% and 43% of total sales, respectively.
We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended March 31, 2021 and 2020, our sales to Shaw were 12% and 17%, respectively, of our total sales.

Each of the Company’s product lines represented the following approximate percentage of total sales for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Nylon	22%	26%
Caprolactam	21%	22%
Chemical Intermediates	38%	29%
Ammonium Sulfate	19%	23%
	100%	100%

The Company's revenues by geographic area for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
United States	$300,672	$230,443
International	75,711	72,270
Total	$376,383	$302,713

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the three months ended March 31, 2021:

Opening balance January 1, 2021	$26,379
Additional cash advances	1,016
Less amounts recognized in revenues	(7,819)
Ending balance March 31, 2021	$19,576
The Company expects to recognize as revenue the March 31, 2021 ending balance of Deferred income and customer advances within one year or less.

4. Earnings (Loss) Per Share

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The computation of basic and diluted earnings (loss) per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Basic
Net Income (loss)	$28,131	$8,576
Weighted average common shares outstanding	28,093,764	27,942,486
EPS – Basic	$1.00	$0.31
Diluted
Dilutive effect of equity awards and other stock-based holdings	647,302	108,469
Weighted average common shares outstanding	28,741,066	28,050,955
EPS – Diluted	$0.98	$0.31

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Options and stock equivalents	861,376	935.402

5. Accounts and Other Receivables – Net

	March 31, 2021	December 31, 2020
Accounts receivables	$147,717	$122,357
Other	3,221	2,668
Total accounts and other receivables	150,938	125,025
Less – allowance for doubtful accounts	(1,477)	(1,471)
Total accounts and other receivables – net	$149,461	$123,554

6. Inventories

	March 31, 2021	December 31, 2020
Raw materials	$51,259	$88,612
Work in progress	31,340	54,291
Finished goods	39,187	45,345
Spares and other	27,562	27,198
	149,348	215,446
Reduction to LIFO cost basis	(7,538)	(35,361)
Total inventories	$141,810	$180,085

7. Postretirement Benefit Cost

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The components of Net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended March 31,
	2021	2020
Service cost	$1,954	$2,005
Interest cost	518	544
Expected return on plan assets	(731)	(524)
Amortization of actuarial net losses	86	—
Net periodic benefit cost	$1,827	$2,025

The Company made cash contributions to the defined benefit pension plan of $1.2 million during the three months ended March 31, 2021. The Company currently plans to make pension plan contributions during 2021 sufficient to satisfy funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $9.0 million to $11.0 million. We anticipate making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$183	$181
Interest on lease liabilities	8	15
Total finance lease cost	191	196
Operating lease cost	11,571	11,044
Short-term lease cost	1,913	1,873
Total lease cost	$13,675	$13,113

As of March 31, 2021, we have additional operating leases that have not yet commenced for approximately $24.4 million. These leases commence during 2021 with lease terms of up to 6 years.

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

10. Income Taxes

The provision for income taxes was $9.3 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively, resulting in an effective tax rate of 24.8% and 29.9%, respectively.

Under a provision included in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company filed a Federal net operating loss (NOL) carryback claim in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s estimated annual effective tax rate applied against the three months ended March 31, 2021 and 2020 was higher compared to the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations, partially offset by tax credits. Additionally, for interim reporting purposes, the Company recorded Income tax expense of $0.1 million and $0.6 million as discrete items for the three months ended March 31, 2021 and 2020, respectively, resulting in an increase in the effective tax rate of 0.3% and 4.5%, respectively. The discrete tax adjustments in the prior year period relate to tax deficiencies on the vesting of equity compensation and the loss of 2018 foreign-derived intangible income tax benefits related to the Federal NOL carryback claim.

On March 11, 2021, the American Rescue Plan Act ("ARPA") was signed into law. The ARPA is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislative relief, along with the previous governmental relief packages, provide for numerous changes to current tax law. The ARPA did not have a material impact on our financial statements in the first quarter of 2021, and we do not anticipate that it will have a material impact on our financial statements throughout the remainder of 2021.

11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In November 2018 and July 2019, the Company entered into two interest rate swap transactions related to its credit agreement. The fair value of the interest rate swaps at March 31, 2021 was a loss of approximately $2.4 million and is considered a Level 2 liability.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment which could result in such assets being measured at fair value. Goodwill must be evaluated at least annually. Our annual evaluation occurred on March 31, 2021 and we have concluded that an impairment for goodwill did not occur.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at March 31, 2021 or December 31, 2020. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At March 31, 2021 and 2020, we had no financial contracts related to forward commodity agreements.

Interest Rate Risk Management – The Company has entered into two interest rate swap agreements for a total notional amount of $100 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. These interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. In accordance with FASB Accounting Standards Codification (“ASC”) 815, the Company designated the interest rate swaps as cash flow hedges of floating-rate borrowings. The interest rate swaps convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. These interest rate swaps involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the interest rate swap without an exchange of the underlying principal amount.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Liability Derivatives
	March 31, 2021		December 31, 2020

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	$(2,419)	Accrued liabilities and Other liabilities	$(3,063)

Total Derivatives		$(2,419)		$(3,063)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

March 31, 2021
Loss on derivative instruments included in Accumulated other comprehensive income at December 31, 2020	$(3,063)
Fair value adjustment	644
Loss on derivative instruments included in Accumulated other comprehensive income at March 31, 2021	$(2,419)

At March 31, 2021, the Company expects to reclassify approximately $1.7 million of net losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt with the remainder recognized in future periods through the expiration date. The following table summarizes the reclassification of net losses on derivative instruments from AOCI into earnings:

	Amount of Loss Recognized in Earnings
	Three Months Ended March 31,
	2021	2020
Derivatives:

Interest Rate Contracts	$557	$501

Total Derivatives	$557	501

13. Acquisitions

We actively target potential acquisitions that build on our competitive advantage and core capabilities, create opportunities for broader expansion and value chain integration, portfolio diversification, increased exposure to attractive end markets and the potential for long-term value creation.

In January 2021, the Company acquired certain assets associated with ammonium sulfate packaging, warehousing and logistics services in Virginia from Commonwealth Industrial Services, Inc. for approximately $9.5 million. This acquisition will enable the Company to expand its product offerings by directly supplying packaged ammonium sulfate to customers, primarily in North and South America. It diversifies and optimizes our product offerings to include spray-grade adjuvant to support crop protection, as well as other specialty fertilizer and products for industrial use. The Company also expects the addition of packaging and warehousing capabilities to bolster logistics and operational efficiency in the Richmond, Virginia area plants. The Company did not make any acquisitions during the three months ended March 31, 2020.

In accordance with ASC 805, this transaction has been accounted for as a business combination. The Company used its best estimates and assumptions to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

at the acquisition date based on the information that was available as of the acquisition date. The transaction resulted in the Company acquiring tangible assets and a finite-lived intangible asset, comprised of customer relationships which reflects the value of the benefit derived from incremental revenue and related cash flows as a direct result of the customer relationships. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 15 years. The residual amount of the purchase price in excess of the value of the tangible and definite-lived intangible assets was allocated to goodwill. Pro forma financial information related to the acquisition has not been included as the impact on the Company's consolidated results of operations was not considered material.

The preliminary measurements of fair value set forth herein are subject to change and such changes could be material. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date. The following table summarizes the current allocation of the purchase price consideration as of the acquisition date:

Three Months Ended March 31, 2021
Accounts receivable	$858
Inventories	712
Property, plant and equipment	1,875
Intangible assets	3,920
Accounts payable and accrued liabilities	(429)
Net tangible and intangible assets	6,936
Goodwill	2,587
Total purchase price	$9,523

Cash paid to date, net of cash acquired	$9,523
Due to seller	—
Total purchase price	$9,523

Goodwill deductible for tax purposes	$2,587

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-Q, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021 (the “2020 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those set forth in, and incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally, including the impact of the coronavirus (COVID-19) pandemic and any resurgences; the scope and duration of the pandemic and pace of recovery; the timing of the distribution and the efficacy of vaccines or treatments for COVID-19 that are currently available or may be available in the future; the severity of newly identified strains of COVID-19; governmental, business and individuals’ actions in response to the pandemic, including our business continuity and cash optimization plans that have been, and may in the future be, implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; and any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; risks associated with employees working remotely or operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions resulting from COVID-19 or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters and pandemics including the COVID-19 pandemic; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; cybersecurity, data privacy incidents and disruptions to our technology infrastructure; failure to maintain effective internal controls; disruptions in transportation and logistics; our inability to achieve some or all of the anticipated benefits of our spin-off including uncertainty regarding qualification for expected tax treatment; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2020 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of March 31, 2021.

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

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of March 31, 2021. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

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

Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including planted acres and the price of crops. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops than other fertilizers. We recently expanded our offering to directly supply packaged ammonium sulfate to customers, primarily in North and South America, and diversified and optimized our offerings to include spray-grade adjuvant to support crop protection, as well as other specialty fertilizers and products for industrial use.

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

Recent Developments

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has continued to spread rapidly, with most countries and territories worldwide having confirmed cases, and with certain jurisdictions experiencing resurgences. The spread resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had a substantial impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, reduced demand, production and sales across most industries, declines and volatility within global financial markets, and decreased workforces causing increased unemployment. The continuously evolving nature of this pandemic and the pace of recovery may continue to have an impact on the United States and global economies.

As previously disclosed, the Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. During the second half of 2020, and through the first quarter of 2021, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19, although there is no assurance demand recovery will continue given the potential for surges in infection rates and newly identified strains of COVID-19. The Company will continue to monitor developments and execute our operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended March 31,
	2021	2020
Sales	$376,383	$302,713
% change compared with prior year period	24.3%

The change in sales compared to the prior year period is attributable to the following:

Three Months Ended March 31, 2021
Volume	8.4%
Price	15.9%
24.3%

Sales increased in the three months ended March 31, 2021 compared to the prior year period by $73.7 million (approximately 24%) due primarily to (i) higher formula-based pass through pricing (approximately 11%) as a result of net cost increases in benzene and propylene (inputs to Cumene which is a key feedstock to our products), (ii) net favorable market-based pricing (approximately 5%) reflecting strength in chemical intermediates, particularly acetone and (iii) higher sales volume across all product lines led by caprolactam (approximately 8%).

Costs of Goods Sold

	Three Months Ended March 31,
	2021	2020
Costs of goods sold	$317,899	$272,008
% change compared with prior year period	16.9%
Gross Margin percentage	15.5%	10.1%

Costs of goods sold increased in the three months ended March 31, 2021 compared to the prior year period by $45.9 million (approximately 17%) due primarily to (i) increased prices of raw materials (approximately 11%), (ii) higher sales volumes as discussed above (approximately 3%) and (iii) an unfavorable non-cash LIFO inventory reserve adjustment (approximately 2%).

Gross margin percentage increased by approximately 5% in the three months ended March 31, 2021 compared to the prior year period due primarily to higher market pricing (approximately 4%) driven by chemical intermediates, particularly acetone, and increased sales volume across all product lines (approximately 4%), partially offset by an unfavorable non-cash LIFO inventory reserve adjustment (approximately 2%).

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative expenses	$19,308	$16,740
Percentage of Sales	5.1%	5.5%

Selling, general and administrative expenses increased by $2.6 million in the three months ended March 31, 2021 compared to the prior year period due primarily to increased incentive and stock-based compensation costs.

Income Tax Expense

	Three Months Ended March 31,
	2021	2020
Income tax expense	$9,271	$3,664
Effective tax rate	24.8%	29.9%

As noted in Note 10. "Income Taxes", the Company filed a Federal net operating loss (NOL) carryback claim under the CARES Act in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company’s effective tax rate for the three months ended March 31, 2021 was higher compared to the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations, partially offset by tax credits. The Company’s effective tax rate for the three months ended March 31, 2020 was higher compared to the U.S. federal statutory rate, due primarily to state taxes, executive compensation deduction limitations, tax deficiencies on the vesting of equity compensation and the loss of 2018 foreign-derived intangible income tax benefits related to the Federal NOL carryback claim, partially offset by tax credits.

The Company’s effective tax rate for the three months ended March 31, 2021 was lower than the prior year period due primarily to higher tax deficiencies on the vesting of equity compensation in the prior year period and the loss of 2018 foreign derived intangible income tax benefits resulting from the Federal NOL carryback under the CARES Act.

Net Income

	Three Months Ended March 31,
	2021	2020
Net income	$28,131	$8,576

As a result of the factors described above, Net income was $28.1 million for the three months ended March 31, 2021 as compared to $8.6 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2021	2020
Net income	$28,131	$8,576
Interest expense, net	1,544	1,959
Income tax expense	9,271	3,664
Depreciation and amortization	16,104	14,432
EBITDA (non-GAAP)	55,050	28,631

Sales	$376,383	$302,713

EBITDA Margin (non-GAAP)	14.6%	9.5%

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in our 2020 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities as well as the prices of our raw materials and general economic and industry trends, as well as customer demand, which in the second quarter of 2020, was materially impacted by the circumstances surrounding COVID-19. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements, both prior to and during the COVID-19 pandemic, has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, and capital expenditures reflecting disciplined capital deployment and following the completion of several high-return growth and cost savings investments. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations. While the COVID-19 pandemic has created and continues to create significant volatility in funding markets, we believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2020 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the first quarter of 2021, the Company had approximately $14 million of cash on hand with approximately $178 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. The Second Amendment to the credit facility also provided leverage ratio covenant flexibility through 2021. Capital expenditures are expected to be approximately $70 million to $80 million in 2021 compared to $83 million in 2020, reflecting disciplined capital deployment and following the completion of several high-return growth and cost savings investments.

As noted in Note 10. "Income Taxes," the Company filed a Federal net operating loss (NOL) carryback claim under the CARES Act in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million received in the first quarter of 2021. Additionally, the Company deferred approximately $6.5 million of social security taxes in 2020 under the CARES Act in which 50% is due by December 31, 2021 and the remainder is due by December 31, 2022.

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

We expect that our primary cash requirements for the remainder of 2021 will be to fund costs associated with ongoing operations, capital expenditures, and amounts related to other contractual obligations.

The Company made cash contributions to the defined benefit pension plan of $1.2 million during the three months ended March 31, 2021. The Company currently plans to make pension plan contributions during 2021 sufficient to satisfy funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $9.0 million to $11.0 million. We anticipate making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

As of March 31, 2021, the Company had repurchased 3,609,283 shares of common stock, including 519,521 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $102.2 million at a weighted average market price of $28.30 per share. As of March 31, 2021, $59.6 million remained available for share repurchases under the current authorization. During the first quarter of 2021 and the period from April 1, 2021 through April 23, 2021, no additional shares were repurchased under the currently authorized repurchase program.

Credit Agreement

On September 30, 2016, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the "Original Credit Agreement"), which was amended on February 21, 2018 pursuant to Amendment No. 1 to the Original Credit Agreement (the "First Amended and Restated Credit Agreement), and further amended on February 19, 2020 pursuant to, Amendment No. 2 to the First Amended and Restated Credit Agreement (after giving effect to the Second Amendment, the “Second Amended and Restated Credit Agreement”).

The Second Amended and Restated Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a Consolidated Leverage Ratio increase in connection with certain acquisitions). The Consolidated Interest Coverage Ratio financial covenant requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company does not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was in compliance with all related covenants at March 31, 2021.

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

The Second Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Second Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at March 31, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q.

The situation surrounding COVID-19 remains fluid and unpredictable, and the potential for a material impact on the Company increases the longer the social and economic restrictions remain in place or are reinstituted, which impacts the overall level of consumer and business activity in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. For further information regarding risk and the impact COVID-19 could have on our business, financial condition, results of operations and liquidity, including our ability to comply with financial covenants in our credit facility and our access to, and cost of, capital, see "Risk Factors" in Item 1A of Part I of the 2020 Form 10-K.

As of March 31, 2021, $178 million was available for use out of the total of $425 million under the Revolving Credit Facility.

As of December 31, 2020, we had a balance of $275 million under the Revolving Credit Facility. During the three months ended March 31, 2021, we repaid an incremental net amount of $29 million to bring the balance under the Revolving Credit Facility to $246 million as of March 31, 2021. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Three Months Ended March 31,
	2021	2020
Cash provided by (used for):
Operating activities	$57,090	$19,719
Investing activities	(23,931)	(34,485)
Financing activities	(29,641)	38,470
Net change in cash and cash equivalents	$3,518	$23,704

Cash provided by operating activities increased by $37.4 million for the three months ended March 31, 2021 versus the prior year period due primarily to a $19.6 million increase in net income, a $19.6 million cash improvement from Taxes receivable (including a $12.3 million cash tax refund received in the first quarter of 2021), a $4.8 million favorable cash impact from working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income) year-over-year with a $6.7 million unfavorable cash impact from working capital for the three months ended March 31, 2021 compared to a $11.5 million unfavorable cash impact in the prior year period and a $1.7 million favorable impact from non-cash Depreciation and amortization expense. These favorable impacts were partially offset by a $9.0 million unfavorable cash impact from Deferred taxes and $2.0 million unfavorable cash impact from Accrued liabilities.

Cash used for investing activities decreased by $10.6 million for the three months ended March 31, 2021 versus the prior year period due to a decrease in cash paid for capital expenditures of approximately $19.9 million offset by cash paid for the acquisition of Commonwealth Industrial Services for approximately $9.5 million.

Cash used for financing activities increased by $68.1 million for the three months ended March 31, 2021 versus the prior year period due primarily to net repayments of $29.0 million for the three months ended March 31, 2021 compared to net borrowings of $40.0 million during the prior year period as described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Three Months Ended March 31, 2021
Capital expenditures in Accounts payable at December 31, 2020	$6,178
Purchases of property, plant and equipment	10,964
Less: Capital expenditures in Accounts payable at March 31, 2021	(2,965)
Cash paid for capital expenditures	$14,177

For 2021, we expect our total capital expenditures to be approximately $70 million to $80 million compared to $83 million in 2020 reflecting disciplined capital deployment and following the completion of several high-return growth and cost savings investments. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

Critical Accounting Policies

The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2021, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2020 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

These interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. These interest rate swaps have been designated as cash flow hedges and convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of these interest rate swaps, interest payments on approximately 41% of our total borrowings, as of March 31, 2021, have been swapped from floating rate to fixed rate for the life of the swaps, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of March 31, 2021, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at March 31, 2021, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the three months ended March 31, 2021 would have resulted in an increase or decrease to our interest expense of approximately $0.4 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2021, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that certain of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company continually monitors and assesses the potential impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to mitigate any impact to design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2020 Form 10-K, which are hereby incorporated by reference.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended March 31, 2021. During the quarter ended March 31, 2021, no shares were purchased under our share repurchase program and 15,371 shares were repurchased as a result of tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2021	—	$—	—	$59,581,679
February 2021	—	—	—	59,581,679
March 2021 (1)	15,371	28.81	—	59,581,679
Total	15,371	$28.81	—
(1) All shares purchased were as a result of tax withholding obligations in connection with the vesting of equity awards.

During the period April 1, 2021 through April 23, 2021, no shares were repurchased under the currently authorized repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: April 30, 2021	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer