Form 10-Q
period 2021-06-30
AdvanSix Inc.
filed 2021-07-30
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
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

The Registrant had 28,118,587 shares of common stock, $0.01 par value, outstanding at July 23, 2021.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$437,682	$233,022	$814,065	$535,735
Costs, expenses and other:
Costs of goods sold	356,884	198,739	674,783	470,746
Selling, general and administrative expenses	21,682	17,911	40,990	34,651
Interest expense, net	1,379	1,887	2,923	3,846
Other non-operating expense (income), net	(211)	783	19	549
Total costs, expenses and other	379,734	219,320	718,715	509,792

Income before taxes	57,948	13,702	95,350	25,943
Income tax expense	13,817	2,273	23,088	5,938
Net income	$44,131	$11,429	$72,262	$20,005

Earnings per common share
Basic	$1.57	$0.41	$2.57	$0.72
Diluted	$1.53	$0.41	$2.51	$0.71
Weighted average common shares outstanding
Basic	28,131,981	28,012,883	28,112,978	27,977,684
Diluted	28,920,177	28,073,648	28,830,727	28,062,301

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$44,131	$11,429	$72,262	$20,005
Foreign exchange translation adjustment	65	—	(5)	(57)
Cash-flow hedges	402	(73)	885	(1,909)
Other comprehensive income (loss), net of tax	467	(73)	880	(1,966)
Comprehensive income	$44,598	$11,356	$73,142	$18,039

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,251	$10,606
Accounts and other receivables – net	165,381	123,554
Inventories – net	140,105	180,085
Taxes receivable	363	12,289
Other current assets	14,650	6,969
Total current assets	324,750	333,503
Property, plant and equipment – net	758,736	765,469
Operating lease right-of-use assets	106,297	114,484
Goodwill	17,592	15,005
Other assets	37,949	34,946
Total assets	$1,245,324	$1,263,407

LIABILITIES
Current liabilities:
Accounts payable	$194,804	$190,227
Accrued liabilities	43,155	41,152
Operating lease liabilities – short-term	28,196	29,279
Deferred income and customer advances	2,950	26,379
Total current liabilities	269,105	287,037
Deferred income taxes	133,681	125,575
Operating lease liabilities – long-term	78,560	85,605
Line of credit – long-term	195,000	275,000
Postretirement benefit obligations	38,002	39,168
Other liabilities	8,147	6,899
Total liabilities	722,495	819,284

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,732,789 shares issued and 28,118,587 outstanding at June 30, 2021; 31,627,139 shares issued and 28,033,227 outstanding at December 31, 2020	317	316
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Treasury stock at par (3,614,202 shares at June 30, 2021; 3,593,912 shares at December 31, 2020)	(36)	(36)
Additional paid-in capital	190,295	184,732
Retained earnings	347,505	275,243
Accumulated other comprehensive loss	(15,252)	(16,132)
Total stockholders' equity	522,829	444,123
Total liabilities and stockholders' equity	$1,245,324	$1,263,407
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$72,262	$20,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,733	29,564
Loss on disposal of assets	433	48
Deferred income taxes	7,812	10,506
Stock-based compensation	6,107	2,900
Accretion of deferred financing fees	282	271
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(40,974)	29,830
Inventories	40,692	(12,014)
Taxes receivable	11,926	(8,126)
Accounts payable	6,821	(41,224)
Accrued liabilities	4,575	5,936
Deferred income and customer advances	(23,429)	(14,433)
Other assets and liabilities	(10,205)	5,290
Net cash provided by operating activities	109,035	28,553

Cash flows from investing activities:
Expenditures for property, plant and equipment	(24,478)	(51,602)
Acquisition of business	(9,523)	—
Other investing activities	(482)	(525)
Net cash used for investing activities	(34,483)	(52,127)

Cash flows from financing activities:
Borrowings from line of credit	104,500	219,500
Payments of line of credit	(184,500)	(128,500)
Payment of line of credit facility fees	—	(425)
Principal payments of finance leases	(364)	(358)
Purchase of treasury stock	(589)	(1,032)
Issuance of common stock	46	2
Net cash provided by (used for) financing activities	(80,907)	89,187

Net change in cash and cash equivalents	(6,355)	65,613
Cash and cash equivalents at beginning of period	10,606	7,050
Cash and cash equivalents at the end of period	$4,251	$72,663

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$3,739	$6,038

Supplemental cash activities:
Cash paid for interest	$2,754	$2,864
Cash paid for income taxes	$12,313	$261
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2020	31,627,139	$316	$184,732	$275,243	$(36)	$(16,132)	$444,123

Net Income	—	—	—	28,131	—	—	28,131
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(70)	(70)
Cash-flow hedges	—	—	—	—	—	483	483
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	413	413
Issuance of common stock	33,200	1	—	—	—	—	1
Purchase of treasury stock (15,371 shares)	—	—	(443)	—	—	—	(443)
Stock-based compensation	—	—	2,363	—	—	—	2,363
Balance at March 31, 2021	31,660,339	317	186,652	303,374	(36)	(15,719)	474,588

Net Income	—	—	—	44,131	—	—	44,131
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	65	65
Cash-flow hedges	—	—	—	—	—	402	402
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	467	467
Issuance of common stock	72,450	—	45	—	—	—	45
Purchase of treasury stock (4,919 shares)	—	—	(146)	—	—	—	(146)
Stock-based compensation	—	—	3,744	—	—	—	3,744
Balance at June 30, 2021	31,732,789	$317	$190,295	$347,505	$(36)	$(15,252)	$522,829

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

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has continued to spread, with most countries and territories worldwide having confirmed cases, and with certain jurisdictions experiencing resurgences, including as a result of variant strains. The spread resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had a substantial impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, reduced demand, production and sales across most industries, declines and volatility within global financial markets, and decreased workforces causing increased unemployment. The continuously evolving nature of this pandemic and the pace of recovery may continue to have an impact on the United States and global economies.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company continues to consider the impact of COVID-19 on the estimates and assumptions used for the financial statements. As previously disclosed, the Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, and through the second quarter of 2021, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19, although there is no assurance demand recovery will continue given vaccination rates, the potential for surges in infection rates and newly identified strains of COVID-19. The Company will continue to monitor developments and execute our operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2021, and its results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The year-end Condensed Consolidated Balance Sheet data were derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2021 and 2020 were July 3, 2021 and June 27, 2020, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at June 30, 2021 and December 31, 2020 aggregated to $2.4 million and $7.2 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

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

As of June 30, 2021, the Company had repurchased 3,614,202 shares of common stock, including 524,440 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $102.3 million at a weighted average market price of $28.31 per share. As of June 30, 2021, $59.6 million remained available for share repurchases under the current authorization. During the period July 1, 2021 through July 23, 2021, no additional shares were repurchased under the currently authorized repurchase program.

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

On December 18, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes the exception to the general principles in FASB Accounting Standards Codification ("ASC") 740, Income Taxes, associated with the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments and interim-period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU improves the application of income tax related guidance and simplifies U.S. GAAP when accounting for franchise taxes that are partially based on income, transactions with government resulting in a step-up in tax basis goodwill, separate financial statements of legal entities not subject to tax, and enacted changes in tax laws in interim periods. Different transition approaches, retrospective, modified retrospective, or prospective, will apply to each income tax simplification provision. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments in this update is permitted, including

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

adoption in any interim period. The Company adopted ASU 2019-12 effective January 1, 2021, which did not have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in approximately 50 countries and across a wide variety of industries. For the three months ended June 30, 2021 and 2020, the Company's ten largest customers accounted for approximately 42% and 50% of total sales, respectively. For the six months ended June 30, 2021 and 2020, the Company's ten largest customers accounted for approximately 40% and 48% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended June 30, 2021 and 2020, our sales to Shaw were 12% and 17%, respectively, of our total sales. For the six months ended June 30, 2021 and 2020, our sales to Shaw were 12% and 20%, respectively, of our total sales.

Each of the Company’s product lines represented the following approximate percentage of total sales for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Nylon	25%	22%	24%	24%
Caprolactam	19%	15%	20%	19%
Chemical Intermediates	33%	29%	35%	29%
Ammonium Sulfate	23%	34%	21%	28%
	100%	100%	100%	100%

The Company's revenues by geographic area for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$373,409	$176,313	$674,081	$406,756
International	64,273	56,709	139,984	128,979
Total	$437,682	$233,022	$814,065	$535,735

Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the six months ended June 30, 2021:

Opening balance January 1, 2021	$26,379
Additional cash advances	1,536
Less amounts recognized in revenues	(24,965)
Ending balance June 30, 2021	$2,950

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company expects to recognize as revenue the June 30, 2021 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic
Net Income	$44,131	$11,429	$72,262	$20,005
Weighted average common shares outstanding	28,131,981	28,012,883	28,112,978	27,977,684
EPS – Basic	$1.57	$0.41	$2.57	$0.72
Diluted
Dilutive effect of equity awards and other stock-based holdings	788,196	60,765	717,749	84,617
Weighted average common shares outstanding	28,920,177	28,073,648	28,830,727	28,062,301
EPS – Diluted	$1.53	$0.41	$2.51	$0.71

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options and stock equivalents	425,816	1,369,522	643,596	1,152,462

5. Accounts and Other Receivables – Net

	June 30, 2021	December 31, 2020
Accounts receivables	$163,182	$122,357
Other	3,673	2,668
Total accounts and other receivables	166,855	125,025
Less – allowance for doubtful accounts	(1,474)	(1,471)
Total accounts and other receivables – net	$165,381	$123,554

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	June 30, 2021	December 31, 2020
Raw materials	$48,576	$88,612
Work in progress	34,784	54,291
Finished goods	37,078	45,345
Spares and other	27,207	27,198
	147,645	215,446
Reduction to LIFO cost basis	(7,540)	(35,361)
Total inventories	$140,105	$180,085

7. Postretirement Benefit Cost

The components of Net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$1,954	$2,005	$3,908	$4,010
Interest cost	518	544	1,036	1,088
Expected return on plan assets	(731)	(524)	(1,462)	(1,049)
Amortization of actuarial net losses	86	—	172	—
Net periodic benefit cost	$1,827	$2,025	$3,654	$4,049

The Company made cash contributions to the defined benefit pension plan of $4.8 million during the six months ended June 30, 2021 with $1.2 million in the first quarter of 2021 and $3.6 million in the second quarter of 2021. The Company currently plans to make pension plan contributions during 2021 sufficient to satisfy funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $11.0 million to $13.0 million. We anticipate making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

The components of lease expense were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$159	$174	$342	$355
Interest on lease liabilities	8	13	17	28
Total finance lease cost	167	187	359	383
Operating lease cost	8,500	11,026	20,071	22,070
Short-term lease cost	4,722	1,848	6,635	3,720
Total lease cost	$13,389	$13,061	$27,065	$26,173

As of June 30, 2021, we have additional operating leases that have not yet commenced for approximately $27.3 million. These leases commence during 2021 with lease terms of up to 6 years.

9. Commitments and Contingencies

The Company is subject to a number of lawsuits, investigations and disputes, some of which may involve substantial amounts claimed, arising out of the conduct of the Company or other third-parties in the normal and ordinary course of business. A liability is recognized for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on an analysis of each matter with the assistance of legal counsel and, if applicable, other experts.

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

10. Income Taxes

The provision for income taxes was $13.8 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively, resulting in an effective tax rate of 23.8% and 16.6%, respectively. The provision for income taxes was $23.1 million and $5.9 million for the six months ended June 30, 2021 and 2020, respectively, resulting in an effective tax rate of 24.2% and 22.9%, respectively.

Under a provision included in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company filed a Federal net operating loss (NOL) carryback claim in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s estimated annual effective tax rate applied against the three and six months ended June 30, 2021 and 2020 differed

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

from the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations which increase the tax rate, partially offset by tax credits which decrease the tax rate. Additionally, the deduction for foreign-derived intangible income further decreased the tax rate for the three and six months ended June 30, 2021. In the second quarter of 2020, the Company recorded a discrete Income tax benefit of $1.1 million, which decreased the quarterly effective tax rate by approximately 8%. These discrete items were related to additional research tax credits claimed on the Company's 2019 U.S. federal income tax return and the impact of changes in the Company's geographical sales mix on state tax.

On March 11, 2021, the American Rescue Plan Act ("ARPA") was signed into law. The ARPA is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislative relief, along with the previous governmental relief packages, provide for numerous changes to current tax law. The ARPA did not have a material impact on our financial statements for the three and six months ended June 30, 2021, and we do not anticipate that it will have a material impact on our financial statements throughout the remainder of 2021.

11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In November 2018 and July 2019, the Company entered into two interest rate swap transactions related to its credit agreement. The fair value of the interest rate swaps at June 30, 2021 was a loss of approximately $1.9 million and is considered a Level 2 liability.

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

The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment which could result in such assets being measured at fair value. Goodwill must be evaluated at least annually. Our annual evaluation occurred on March 31, 2021 and we concluded that an impairment for goodwill did not occur.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at June 30, 2021 or December 31, 2020. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At June 30, 2021 and 2020, we had no financial contracts related to forward commodity agreements.

Interest Rate Risk Management – The Company has entered into two interest rate swap agreements for a total notional amount of $100 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. These interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. In accordance with ASC 815, the Company designated the interest rate swaps as cash flow hedges of floating-rate borrowings. The interest rate swaps convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. These interest rate swaps involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the interest rate swap without an exchange of the underlying principal amount.

	Liability Derivatives
	June 30, 2021		December 31, 2020

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	$(1,884)	Accrued liabilities and Other liabilities	$(3,063)

Total Derivatives		$(1,884)		$(3,063)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

June 30, 2021
Loss on derivative instruments included in Accumulated other comprehensive loss at December 31, 2020	$(3,063)
Fair value adjustment	1,179
Loss on derivative instruments included in Accumulated other comprehensive loss at June 30, 2021	$(1,884)

At June 30, 2021, the Company expects to reclassify approximately $1.4 million of net losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt with the remainder recognized in future periods through the expiration date. The following table summarizes the reclassification of net losses on derivative instruments from AOCI into earnings:

	Amount of Loss Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives:

Interest Rate Contracts	$562	$579	$1,119	$1,079

Total Derivatives	$562	$579	$1,119	$1,079

13. Acquisitions

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

We actively target potential acquisitions that build on our competitive advantage and core capabilities and create opportunities for broader expansion, value chain integration, portfolio diversification, increased exposure to attractive end markets and the potential for long-term value creation.

In January 2021, the Company acquired certain assets associated with ammonium sulfate packaging, warehousing and logistics services in Virginia from Commonwealth Industrial Services, Inc. for approximately $9.5 million. This acquisition enables the Company to expand its product offerings by directly supplying packaged ammonium sulfate to customers, primarily in North and South America. It diversifies and optimizes our product offerings to include spray-grade adjuvant to support crop protection and products for industrial use. The Company also expects the addition of packaging and warehousing capabilities to bolster logistics and operational efficiency in the Richmond, Virginia area plants. The Company did not make any acquisitions during the three or six months ended June 30, 2020.

In accordance with ASC 805, this transaction has been accounted for as a business combination. The Company used its best estimates and assumptions to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The transaction resulted in the Company acquiring tangible assets and a finite-lived intangible asset, comprised of customer relationships which reflects the value of the benefit derived from incremental revenue and related cash flows as a direct result of the customer relationships. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 15 years. The residual amount of the purchase price in excess of the value of the tangible and definite-lived intangible assets was allocated to goodwill. Pro forma financial information related to the acquisition has not been included as the impact on the Company's consolidated results of operations was below the reporting thresholds of the significance test.

Although the Company believes the preliminary measurements of fair value set forth herein to be substantially complete, they are subject to change within one year from the acquisition date. The following table summarizes the allocation of the purchase price consideration as of the acquisition date:

Six months ended June 30, 2021
Accounts receivable	$858
Inventories	712
Property, plant and equipment	1,875
Intangible assets	3,920
Accounts payable and accrued liabilities	(429)
Net tangible and intangible assets	6,936
Goodwill	2,587
Total purchase price	$9,523

Cash paid to date	$9,523
Due to seller	—
Total purchase price	$9,523

Goodwill deductible for tax purposes	$2,587

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained in this Form 10-Q, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021 (the “2020 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally, including the impact of the coronavirus (COVID-19) pandemic and any resurgences; the scope, duration and pace of recovery of the pandemic; the timing of the distribution and the efficacy of vaccines or treatments for COVID-19 that are currently available or may be available in the future and related vaccination rates; the severity and transmissibility of newly identified strains of COVID-19; governmental, business and individuals’ actions in response to the pandemic, including our business continuity and cash optimization plans that have been, and may in the future be, implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; risks associated with employees working remotely or operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions resulting from COVID-19 or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters and pandemics; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; cybersecurity, data privacy incidents and disruptions to our technology infrastructure; failure to maintain effective internal controls; disruptions in transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2020 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of June 30, 2021.

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

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of June 30, 2021. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

Global demand for Nylon 6 resin spans a variety of end-uses such as textiles, engineered plastics, industrial filament, food and industrial films, and carpet. The market growth typically tracks global GDP growth over the long-term but varies by end-use. Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene and, depending on the manufacturing process utilized, natural gas and sulfur. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the average commodity spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products. Our differentiated Nylon 6 products are typically valued at a higher level than commodity resin products.

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

Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including planted acres and the price of crops. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops as compared to other fertilizers. We recently expanded our offering to directly supply packaged ammonium sulfate to customers, primarily in North and South America, and diversified and optimized our offerings to include spray-grade adjuvant to support crop protection and products for industrial use.

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

Recent Developments

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has continued to spread, with most countries and territories worldwide having confirmed cases, and with certain jurisdictions experiencing resurgences, including as a result of variant strains. The spread resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had a substantial impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, reduced demand, production and sales across most industries, declines and volatility within global financial markets, and decreased workforces causing increased unemployment. The continuously evolving nature of this pandemic and the pace of recovery may continue to have an impact on the United States and global economies.

As previously disclosed, the Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, and through the second quarter of 2021, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19, although there is no assurance demand recovery will continue given vaccination rates, the potential for surges in infection rates and newly identified strains of COVID-19. The Company will continue to monitor developments and execute our operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$437,682	$233,022	$814,065	$535,735
% change compared with prior year period	87.8%		52.0%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Volume	32.1%	19.0%
Price	55.7%	33.0%
	87.8%	52.0%

Sales increased in the three months ended June 30, 2021 compared to the prior year period by $204.7 million (approximately 88%) due primarily to higher formula-based pass-through pricing (approximately 31%) as a result of net cost increases in benzene and propylene (inputs to cumene which is a key feedstock to our products), favorable market-based pricing (approximately 25%) and higher sales volume (approximately 32%) reflecting strength across all product lines.

Sales increased in the six months ended June 30, 2021 compared to the prior year period by $278.3 million (approximately 52%) due primarily to higher formula-based pass-through pricing (approximately 20%) as a result of net cost increases in benzene and propylene, favorable market-based pricing (approximately 13%) and higher sales volume (approximately 19%) reflecting strength across all product lines.

Costs of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Costs of goods sold	$356,884	$198,739	$674,783	$470,746
% change compared with prior year period	79.6%		43.3%
Gross Margin percentage	18.5%	14.7%	17.1%	12.1%

Costs of goods sold increased in the three months ended June 30, 2021 compared to the prior year period by $158.1 million (approximately 80%) due primarily to increased prices of raw materials (approximately 52%) and higher sales volumes as discussed above (approximately 26%).

Costs of goods sold increased in the six months ended June 30, 2021 compared to the prior year period by $204.0 million (approximately 43%) due primarily to (i) increased prices of raw materials (approximately 28%), (ii) higher sales volumes (approximately 12%) and (iii) an unfavorable non-cash LIFO inventory reserve adjustment (1%).

Gross margin percentage increased by approximately 4% in the three months ended June 30, 2021 compared to the prior year period due primarily to (i) increased sales volume (approximately 3%), (ii) the impact of formula-based pass-through pricing and increased market pricing (approximately 2%) and (iii) the initial collection of insurance proceeds related to the 2019 shut-down of cumene supplier Philadelphia Energy Solutions (approximately 1%), partially offset by higher manufacturing spend to support volume growth (approximately 2%).

Gross margin percentage increased by approximately 5% in the six months ended June 30, 2021 compared to the prior year period due primarily to increased sales volume (approximately 4%) and the impact of formula-based pass-through pricing and increased market pricing (approximately 3%), partially offset by an unfavorable non-cash LIFO inventory reserve adjustment (approximately 1%) and higher manufacturing spend to support volume growth (approximately 1%).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative expenses	$21,682	$17,911	$40,990	$34,651
Percentage of Sales	5.0%	7.7%	5.0%	6.5%

Selling, general and administrative expenses increased by $3.8 million in the three months ended June 30, 2021 compared to the prior year period due primarily to increased incentive and stock-based compensation costs.

Selling, general and administrative expenses increased by $6.3 million in the six months ended June 30, 2021 compared to the prior period due primarily to increased incentive and stock-based compensation costs and increased IT costs.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax expense	$13,817	$2,273	$23,088	$5,938
Effective tax rate	23.8%	16.6%	24.2%	22.9%

As noted in Note 10. "Income Taxes", the Company filed a Federal net operating loss (NOL) carryback claim under the CARES Act in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company’s effective tax rate for the three and six months ended June 30, 2021 was higher compared to the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations, partially offset by tax credits and the deduction for foreign-derived intangible income. The Company’s effective tax rate for the three months ended June 30, 2020 was lower compared to the U.S. federal statutory rate, due primarily to the impact of changes in the Company's geographical sales mix on state tax and additional research tax credits claimed on the Company's 2019 U.S. federal income tax return recorded as discrete tax adjustments in the second quarter of 2020. This decrease was partially offset by tax deficiencies on vesting of equity compensation in the quarter and executive compensation limitations. The Company’s effective tax rate for the six months ended June 30, 2020 was higher compared to the U.S. statutory rate due primarily to tax deficiencies on vesting of equity compensation, executive compensation deduction limitations, and the impact of the CARES Act, partially offset by discrete tax adjustments related to additional research tax credits claimed on the Company’s 2019 U.S. federal income tax return and the impact of changes in the Company’s geographical sales mix on state tax.

The Company’s effective tax rate for the three months ended June 30, 2021 was higher than the prior year period due primarily to the impact of discrete tax adjustments recorded in the second quarter of 2020, related to changes in the Company's geographical sales mix on state tax and additional research tax credits claimed on the Company's 2019 U.S. federal income tax return, which decreased the quarterly effective tax rate.

The Company’s effective tax rate for the six months ended June 30, 2021 was higher than the prior year period due primarily to the impact of discrete tax adjustments recorded in the second quarter of 2020 related to changes in the Company's geographical sales mix on state tax and additional research tax credits claimed on the Company's 2019 U.S. federal income tax return, which decreased the effective tax rate. These adjustments are partially offset by tax deficiencies on vesting of equity compensation, the impact of the CARES Act recorded in the period ended June 30, 2020 and the anticipated income tax benefit of the deduction for foreign-derived intangible income in the period ended June 30, 2021.

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$44,131	$11,429	$72,262	$20,005

As a result of the factors described above, Net income was $44.1 million and $72.3 million for the three and six months ended June 30, 2021 as compared to $11.4 million and $20.0 million in the corresponding prior year period.

Non-GAAP Measures
(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of EBITDA and EBITDA Margin. EBITDA is defined as Net income before Interest, Income taxes and Depreciation and amortization. EBITDA Margin is equal to EBITDA divided by Sales. The following tables may also present each of these measures as further adjusted. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the

Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that are not considered core to the Company’s operations.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$44,131	$11,429	$72,262	$20,005
Interest expense, net	1,379	1,887	2,923	3,846
Income tax expense	13,817	2,273	23,088	5,938
Depreciation and amortization	16,629	15,132	32,733	29,564
EBITDA (non-GAAP)	75,956	30,721	131,006	59,353

Sales	$437,682	$233,022	$814,065	$535,735

EBITDA Margin (non-GAAP)	17.4%	13.2%	16.1%	11.1%

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

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, and capital expenditures reflecting disciplined capital deployment. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations. While the COVID-19 pandemic has created and continues to create significant volatility in funding markets, we believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2020 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the second quarter of 2021, the Company had approximately $4.3 million of cash on hand with approximately $229 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. The Second Amendment to the credit facility also provided leverage ratio covenant flexibility through the maturity date of the credit facility. Capital expenditures are expected to be approximately $65 million to $70 million in 2021 compared to $83 million in 2020, reflecting efficiencies in project execution and following the completion of several high-return growth and cost savings investments.

As noted in Note 10. "Income Taxes," the Company filed a Federal net operating loss (NOL) carryback claim under the CARES Act in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million received in the first quarter of 2021. Additionally, the Company deferred approximately $6.5 million of social security taxes in 2020 under the CARES Act of which 50% is due by December 31, 2021 and the remainder is due by December 31, 2022.

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

The Company made cash contributions to the defined benefit pension plan of $4.8 million during the six months ended June 30, 2021 with $1.2 million in the first quarter of 2021 and $3.6 million in the second quarter of 2021. The Company currently plans to make pension plan contributions during 2021 sufficient to satisfy funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $11.0 million to $13.0 million. We anticipate making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

As of June 30, 2021, the Company had repurchased 3,614,202 shares of common stock, including 524,440 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $102.3 million at a weighted average market price of $28.31 per share. As of June 30, 2021, $59.6 million remained available for share repurchases under the current authorization. During the second quarter of 2021 and the period from July 1, 2021 through July 23, 2021, no additional shares were repurchased under the currently authorized repurchase program.

Credit Agreement

On September 30, 2016, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the "Original Credit Agreement"), which was amended on February 21, 2018 pursuant to Amendment No. 1 to the Original Credit Agreement (the "First Amended and Restated Credit Agreement"), and further amended on February 19, 2020 pursuant to, Amendment No. 2 to the First Amended and Restated Credit Agreement (after giving effect to the Second Amendment, the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement has a five year term with a scheduled maturity date of February 21, 2023.

The Second Amended and Restated Credit Agreement requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ending March

31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a Consolidated Leverage Ratio increase in connection with certain acquisitions). The Consolidated Interest Coverage Ratio financial covenant requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company does not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was in compliance with all related covenants at June 30, 2021.

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

The Second Amended and Restated Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Second Amended and Restated Credit Agreement. These covenants may limit how we conduct our business, and in the event of certain defaults, our repayment obligations may be accelerated. We were in compliance with all of our covenants at June 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q.

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

As of June 30, 2021, $229 million was available for use out of the total of $425 million under the Revolving Credit Facility.

As of December 31, 2020, we had a balance of $275 million under the Revolving Credit Facility. During the six months ended June 30, 2021, we repaid an incremental net amount of $80 million to bring the balance under the Revolving Credit Facility to $195 million as of June 30, 2021. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Six Months Ended June 30,
	2021	2020
Cash provided by (used for):
Operating activities	$109,035	$28,553
Investing activities	(34,483)	(52,127)
Financing activities	(80,907)	89,187
Net change in cash and cash equivalents	$(6,355)	$65,613

Cash provided by operating activities increased by $80.5 million for the six months ended June 30, 2021 versus the prior year period due primarily to a $52.3 million increase in net income, a $20.1 million cash improvement from Taxes receivable (including a $12.3 million cash tax refund received in the first quarter of 2021) and a $21.0 million favorable cash impact from working capital (comprised of Accounts receivables, Inventories, Accounts payable and Deferred income) year-over-year with a $16.9 million unfavorable cash impact from working capital for the six months ended June 30, 2021 compared to a $37.8 million unfavorable cash impact in the prior year period. These favorable impacts were partially offset by a $15.5 million unfavorable cash impact from Other assets and liabilities driven by a $7.4 million increase in prepaid insurance and decreases in the reserve for uncertain tax positions and pension liability of $3.8 million and $3.5 million, respectively, compared to the prior year period.

Cash used for investing activities decreased by $17.6 million for the six months ended June 30, 2021 versus the prior year period due to lower cash payments for capital expenditures of approximately $27.1 million offset by cash paid for the acquisition of Commonwealth Industrial Services for approximately $9.5 million.

Cash used for financing activities increased by $170.1 million for the six months ended June 30, 2021 versus the prior year period due primarily to net repayments of $80.0 million for the six months ended June 30, 2021 compared to net borrowings of $91.0 million during the prior year period as described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Six Months Ended June 30, 2021
Capital expenditures in Accounts payable at December 31, 2020	$6,178
Purchases of property, plant and equipment	22,039
Less: Capital expenditures in Accounts payable at June 30, 2021	(3,739)
Cash paid for capital expenditures	$24,478

For 2021, we expect our total capital expenditures to be approximately $65 million to $70 million compared to $83 million in 2020, reflecting efficiencies in project execution and following the completion of several high-return growth and cost savings investments. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2021, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2020 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

These interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. These interest rate swaps have been designated as cash flow hedges and convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of these interest rate swaps, interest payments on approximately 51% of our total borrowings, as of June 30, 2021, have been swapped from floating rate to fixed rate for the life of the swaps, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of June 30, 2021, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at June 30, 2021, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the six months ended June 30, 2021 would have resulted in an increase or decrease to our interest expense of approximately $0.2 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2021, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that certain of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company continually monitors and assesses the potential impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to mitigate any impact to design and operating effectiveness.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended June 30, 2021. During the quarter ended June 30, 2021, no shares were purchased under our share repurchase program and 4,919 shares were repurchased as a result of tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2021	—	$—	—	$59,581,679
May 2021	—	—	—	59,581,679
June 2021 (1)	4,919	29.77	—	59,581,679
Total	4,919	$29.77	—
(1) All shares purchased were as a result of tax withholding obligations in connection with the vesting of equity awards.

During the period July 1, 2021 through July 23, 2021, no shares were repurchased under the currently authorized repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: July 30, 2021	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer