Form 10-Q
period 2021-09-30
AdvanSix Inc.
filed 2021-10-29
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
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

The Registrant had 28,132,446 shares of common stock, $0.01 par value, outstanding at October 22, 2021.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$446,495	$281,910	$1,260,561	$817,644
Costs, expenses and other:
Costs of goods sold	366,180	265,758	1,040,965	736,504
Selling, general and administrative expenses	21,121	16,177	62,112	50,827
Interest expense, net	1,174	1,981	4,096	5,827
Other non-operating expense (income), net	331	(334)	349	216
Total costs, expenses and other	388,806	283,582	1,107,522	793,374

Income (loss) before taxes	57,689	(1,672)	153,039	24,270
Income tax expense (benefit)	13,747	(980)	36,835	4,957
Net income (loss)	$43,942	$(692)	$116,204	$19,313

Earnings (loss) per common share
Basic	$1.56	$(0.02)	$4.13	$0.69
Diluted	$1.51	$(0.02)	$4.02	$0.69
Weighted average common shares outstanding
Basic	28,182,810	28,079,937	28,136,511	28,037,651
Diluted	29,100,276	28,079,937	28,920,832	28,092,712

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$43,942	$(692)	$116,204	$19,313
Foreign exchange translation adjustment	(15)	(10)	(20)	(67)
Cash-flow hedges	415	346	1,300	(1,563)
Other comprehensive income (loss), net of tax	400	336	1,280	(1,630)
Comprehensive income	$44,342	$(356)	$117,484	$17,683

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,239	$10,606
Accounts and other receivables – net	170,941	123,554
Inventories – net	142,911	180,085
Taxes receivable	337	12,289
Other current assets	11,654	6,969
Total current assets	333,082	333,503
Property, plant and equipment – net	759,373	765,469
Operating lease right-of-use assets	142,931	114,484
Goodwill	17,592	15,005
Other assets	37,384	34,946
Total assets	$1,290,362	$1,263,407

LIABILITIES
Current liabilities:
Accounts payable	$217,993	$190,227
Accrued liabilities	48,315	41,152
Operating lease liabilities – short-term	36,694	29,279
Deferred income and customer advances	3,138	26,379
Total current liabilities	306,140	287,037
Deferred income taxes	137,241	125,575
Operating lease liabilities – long-term	106,773	85,605
Line of credit – long-term	135,000	275,000
Postretirement benefit obligations	27,119	39,168
Other liabilities	11,778	6,899
Total liabilities	724,051	819,284

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,738,648 shares issued and 28,124,446 outstanding at September 30, 2021; 31,627,139 shares issued and 28,033,227 outstanding at December 31, 2020	317	316
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Treasury stock at par (3,614,202 shares at September 30, 2021; 3,593,912 shares at December 31, 2020)	(36)	(36)
Additional paid-in capital	192,950	184,732
Retained earnings	387,932	275,243
Accumulated other comprehensive loss	(14,852)	(16,132)
Total stockholders' equity	566,311	444,123
Total liabilities and stockholders' equity	$1,290,362	$1,263,407
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$116,204	$19,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,058	45,061
Loss on disposal of assets	842	143
Deferred income taxes	11,235	11,895
Stock-based compensation	8,606	3,503
Accretion of deferred financing fees	424	412
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(46,549)	7,445
Inventories	37,885	(2,163)
Taxes receivable	11,952	(11,760)
Accounts payable	27,047	(9,939)
Accrued liabilities	6,418	7,776
Deferred income and customer advances	(23,241)	(13,520)
Other assets and liabilities	(14,358)	5,920
Net cash provided by operating activities	185,523	64,086

Cash flows from investing activities:
Expenditures for property, plant and equipment	(37,471)	(67,563)
Acquisition of business	(9,523)	—
Other investing activities	(975)	(898)
Net cash used for investing activities	(47,969)	(68,461)

Cash flows from financing activities:
Borrowings from line of credit	133,500	268,500
Payments of line of credit	(273,500)	(252,500)
Payment of line of credit facility fees	—	(425)
Principal payments of finance leases	(534)	(534)
Purchase of treasury stock	(589)	(1,032)
Issuance of common stock	202	2
Net cash provided by (used for) financing activities	(140,921)	14,011

Net change in cash and cash equivalents	(3,367)	9,636
Cash and cash equivalents at beginning of period	10,606	7,050
Cash and cash equivalents at the end of period	$7,239	$16,686

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$6,783	$5,802

Supplemental cash activities:
Cash paid for interest	$3,785	$4,493
Cash paid for income taxes	$23,051	$1,501
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2020	31,627,139	$316	$184,732	$275,243	$(36)	$(16,132)	$444,123

Net Income	—	—	—	28,131	—	—	28,131
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(70)	(70)
Cash-flow hedges	—	—	—	—	—	483	483
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	413	413
Issuance of common stock	33,200	1	—	—	—	—	1
Purchase of treasury stock (15,371 shares)	—	—	(443)	—	—	—	(443)
Stock-based compensation	—	—	2,363	—	—	—	2,363
Balance at March 31, 2021	31,660,339	317	186,652	303,374	(36)	(15,719)	474,588

Net Income	—	—	—	44,131	—	—	44,131
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	65	65
Cash-flow hedges	—	—	—	—	—	402	402
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	467	467
Issuance of common stock	72,450	—	45	—	—	—	45
Purchase of treasury stock (4,919 shares)	—	—	(146)	—	—	—	(146)
Stock-based compensation	—	—	3,744	—	—	—	3,744
Balance at June 30, 2021	31,732,789	317	190,295	347,505	(36)	(15,252)	522,829

Net Income	—	—	—	43,942	—	—	43,942
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(15)	(15)
Cash-flow hedges	—	—	—	—	—	415	415
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	400	400
Issuance of common stock	5,859	—	156	—	—	—	156
Purchase of treasury stock (0 shares)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,499	—	—	—	2,499
Dividends	—	—	—	(3,515)	—	—	(3,515)
Balance at September 30, 2021	31,738,648	$317	$192,950	$387,932	$(36)	$(14,852)	$566,311

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

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has continued to spread, with confirmed cases worldwide, and with certain jurisdictions experiencing resurgences, including as a result of variant strains. The spread resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had a substantial impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, volatility in demand, production and sales across most industries, volatility within global financial markets, inflationary pressures in commodity pricing and an increasingly dynamic workforce environment. The continuously evolving nature of this pandemic and the pace and shape of a full recovery may continue to have an impact on the United States and global economies.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company continues to consider the impact of COVID-19 on the estimates and assumptions used for the financial statements. As previously disclosed, the Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, and through the third quarter of 2021, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19. The Company will continue to monitor developments and execute our operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The year-end Condensed Consolidated Balance Sheet data were derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2021 and 2020 were October 2, 2021 and September 26, 2020, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at September 30, 2021 and December 31, 2020 aggregated to $2.3 million and $7.2 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2021, the Company had repurchased 3,614,202 shares of common stock, including 524,440 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $102.3 million at a weighted average market price of $28.31 per share. As of September 30, 2021, $59.6 million remained available for share repurchases under the current authorization. During the period October 1, 2021 through October 22, 2021, no additional shares were repurchased under the currently authorized repurchase program.

2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 are effective for companies as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company adopted ASU 2020-04 effective September 30, 2021, which did not have a material impact on the Company's consolidated financial position or results of operations upon adoption.

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

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in approximately 50 countries and across a wide variety of industries. For the three months ended September 30, 2021 and 2020, the Company's ten largest customers accounted for approximately 43% and 48% of total sales, respectively. For the nine months ended September 30, 2021 and 2020, the Company's ten largest customers accounted for approximately 41% and 43% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended September 30, 2021 and 2020, our sales to Shaw were 13% and 14%, respectively, of our total sales. For the nine months ended September 30, 2021 and 2020, our sales to Shaw were 12% and 13%, respectively, of our total sales.

The Company's revenue by product line, and related approximate percentage of total sales, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Nylon	$122,110	27%	$73,555	26%	$317,608	25%	$204,742	25%
Caprolactam	80,265	18%	52,409	18%	242,460	19%	152,594	18%
Chemical Intermediates	130,920	29%	94,770	34%	416,482	33%	250,299	31%
Ammonium Sulfate	113,200	26%	61,176	22%	284,011	23%	210,009	26%
	$446,495	100%	$281,910	100%	$1,260,561	100%	$817,644	100%
The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
United States	$365,210	82%	$217,062	77%	$1,039,291	82%	$623,817	76%
International	81,285	18%	64,848	23%	221,270	18%	193,827	24%
Total	$446,495	100%	$281,910	100%	$1,260,561	100%	$817,644	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the nine months ended September 30, 2021:

Opening balance January 1, 2021	$26,379
Additional cash advances	3,734
Less amounts recognized in revenues	(26,975)
Ending balance September 30, 2021	$3,138
The Company expects to recognize as revenue the September 30, 2021 ending balance of Deferred income and customer advances within one year or less.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic
Net income (loss)	$43,942	$(692)	$116,204	$19,313
Weighted average common shares outstanding	28,182,810	28,079,937	28,136,511	28,037,651
EPS – Basic	$1.56	$(0.02)	$4.13	$0.69
Diluted
Dilutive effect of equity awards and other stock-based holdings	917,466	—	784,321	55,061
Weighted average common shares outstanding	29,100,276	28,079,937	28,920,832	28,092,712
EPS – Diluted	$1.51	$(0.02)	$4.02	$0.69

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options and stock equivalents	318,706	890,484	535,299	1,042,020

Dividend activity for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash dividends declared per share	$0.125	$—	$0.125	$—
Aggregate dividends paid to shareholders	$—	$—	$—	$—

5. Accounts and Other Receivables – Net

	September 30, 2021	December 31, 2020
Accounts receivables	$168,096	$122,357
Other	4,389	2,668
Total accounts and other receivables	172,485	125,025
Less – allowance for doubtful accounts	(1,544)	(1,471)
Total accounts and other receivables – net	$170,941	$123,554

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	September 30, 2021	December 31, 2020
Raw materials	$45,969	$88,612
Work in progress	44,155	54,291
Finished goods	32,533	45,345
Spares and other	27,793	27,198
	150,450	215,446
Reduction to LIFO cost basis	(7,539)	(35,361)
Total inventories	$142,911	$180,085

7. Postretirement Benefit Cost

The components of Net periodic benefit cost of the Company’s pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$1,954	$2,005	$5,863	$6,016
Interest cost	518	544	1,553	1,631
Expected return on plan assets	(731)	(524)	(2,193)	(1,573)
Amortization of actuarial net losses	86	—	259	—
Net periodic benefit cost	$1,827	$2,025	$5,482	$6,074

The Company made cash contributions to the defined benefit pension plan of $17.5 million during the nine months ended September 30, 2021 with $1.2 million in the first quarter of 2021, $3.6 million in the second quarter of 2021 and $12.7 million in the third quarter of 2021. The Company currently plans to make pension plan contributions during 2021 sufficient to satisfy funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $18 million to $23 million. We anticipate making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

The components of lease expense were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$185	$172	$527	$527
Interest on lease liabilities	8	11	24	39
Total finance lease cost	193	183	551	566
Operating lease cost	10,072	11,087	30,142	33,157
Short-term lease cost	2,743	2,126	9,379	5,846
Total lease cost	$13,008	$13,396	$40,072	$39,569

As of September 30, 2021, we have additional operating leases that have not yet commenced for approximately $3.7 million. These leases commence during 2021 with lease terms of up to 5 years.

9. Commitments and Contingencies

The Company is subject to a number of lawsuits, investigations and disputes, some of which may involve substantial amounts claimed, arising out of the conduct of the Company or other third-parties in the normal and ordinary course of business. A liability is recognized for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses, based on an analysis of each matter with the assistance of legal counsel and, if applicable, other experts.

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

10. Income Taxes

The provision for income taxes was $13.7 million and $(1.0) million for the three months ended September 30, 2021 and 2020, respectively, resulting in an effective tax rate of 23.8% and 58.6%, respectively. The provision for income taxes was $36.8 million and $5.0 million for the nine months ended September 30, 2021 and 2020, respectively, resulting in an effective tax rate of 24.1% and 20.4%, respectively.

Under a provision included in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company filed a Federal net operating loss (NOL) carryback claim in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (Loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s estimated annual effective tax rate applied against the three and nine months ended September 30, 2021 and 2020 differed from the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

which generally increase the tax rate, partially offset by tax credits which generally decrease the tax rate. Additionally, the deduction for foreign-derived intangible income further decreased the tax rate for the three and nine months ended September 30, 2021. The Company’s effective tax rate for the nine months ended September 30, 2020 was also further decreased by discrete tax adjustments related to 2019 return-to-provision tax credits and the impact of changes in the Company’s geographical sales mix on state tax. The Company's effective tax rate of 58.6% recorded in the third quarter of 2020 was mainly driven by research tax credits and the 2019 state return-to-provision adjustments which increased the effective tax rate by approximately 30% mainly due to the nominal Loss before taxes recorded in that quarter which resulted in these adjustments having a larger than normal impact on the effective tax rate.

On March 11, 2021, the American Rescue Plan Act ("ARPA") was signed into law. The ARPA is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislative relief, along with the previous governmental relief packages, provide for numerous changes to current tax law. The ARPA did not have a material impact on our financial statements for the three and nine months ended September 30, 2021, and we do not anticipate that it will have a material impact on our financial statements throughout the remainder of 2021.

We are subject to income taxes in the United States and to a lesser extent several foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could increase our effective tax rate and reduce our cash flows from operating activities. The current U.S. administration has released various draft tax reform proposals that, if enacted, would generally increase U.S. federal income taxes on corporations. These proposals, if implemented, could have an unfavorable effect on our business, results of operations and financial condition. As such, we continue to monitor these legislative proposals to evaluate the impact on our business.

11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In November 2018 and July 2019, the Company entered into two interest rate swap transactions related to its credit agreement. The fair value of the interest rate swaps at September 30, 2021 was a loss of approximately $1.3 million and is considered a Level 2 liability.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at September 30, 2021 or December 31, 2020. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At September 30, 2021 and 2020, we had no financial contracts related to forward commodity agreements.

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

	Liability Derivatives
	September 30, 2021		December 31, 2020

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	$(1,332)	Accrued liabilities and Other liabilities	$(3,063)

Total Derivatives		$(1,332)		$(3,063)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

September 30, 2021
Loss on derivative instruments included in Accumulated other comprehensive loss at December 31, 2020	$(3,063)
Fair value adjustment	1,731
Loss on derivative instruments included in Accumulated other comprehensive loss at September 30, 2021	$(1,332)

At September 30, 2021, the Company expects to reclassify approximately $1.0 million of net losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt with the remainder recognized in future periods through the expiration date. The following table summarizes the reclassification of net losses on derivative instruments from AOCI into earnings:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Amount of Loss Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives:

Interest Rate Contracts	$565	$595	$1,684	$1,675

Total Derivatives	$565	$595	$1,684	$1,675

13. Acquisitions

We actively target potential acquisitions that build on our competitive advantage and core capabilities and create opportunities for broader expansion, value chain integration, portfolio diversification, increased exposure to attractive end markets and the potential for long-term value creation.

In January 2021, the Company acquired certain assets associated with ammonium sulfate packaging, warehousing and logistics services in Virginia from Commonwealth Industrial Services, Inc. for approximately $9.5 million. This acquisition enables the Company to expand its product offerings by directly supplying packaged ammonium sulfate to customers, primarily in North and South America. It diversifies and optimizes our product offerings to include spray-grade adjuvant to support crop protection and products for industrial use. The Company also expects the addition of packaging and warehousing capabilities to bolster logistics and operational efficiency across its Richmond, Virginia area plants. The Company did not make any acquisitions during the three or nine months ended September 30, 2020.

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

Although the Company believes the measurements of fair value set forth herein to be substantially complete, they are subject to change within one year from the acquisition date. The following table summarizes the allocation of the purchase price consideration as of the acquisition date:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Nine months ended September 30, 2021
Accounts receivable	$858
Inventories	712
Property, plant and equipment	1,875
Intangible assets	3,920
Accounts payable and accrued liabilities	(429)
Net tangible and intangible assets	6,936
Goodwill	2,587
Total purchase price	$9,523

Cash paid to date	$9,523
Due to seller	—
Total purchase price	$9,523

Goodwill deductible for tax purposes	$2,587

14. Subsequent Events

Credit Agreement

On October 27, 2021, the Company completed a refinancing of its existing senior secured revolving credit facility under that certain Credit Agreement, dated as of September 30, 2016, among the Company, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (as amended by Amendment No. 1 on February 21, 2018 and Amendment No. 2 on February 19, 2020), by entering into a new Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a new senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Revolving Credit Facility”).

The Revolving Credit Facility has a scheduled maturity date of October 27, 2026. The Credit Agreement permits the Company to utilize up to $40 million of the Revolving Credit Facility for the issuance of letters of credit and up to $40 million for swing line loans. The Company has the option to establish a new class of term loans and/or increase the amount of the Revolving Credit Facility in an aggregate principal amount for all such incremental term loans and increases of the Revolving Credit Facility of up to the sum of (x) $175 million plus (y) an amount such that the Company’s Consolidated First Lien Secured Leverage Ratio (as defined in the Credit Agreement) would not be greater than 2.75 to 1.00, in each case, to the extent that any one or more lenders, whether or not currently party to the Credit Agreement, commits to be a lender for such amount or any portion thereof.

Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.250% to 1.25% or the sum of a LIBOR plus a margin ranging from 1.25% to 2.25%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee in respect of unused commitments under the Revolving Credit Facility, if any, at a rate ranging from 0.15% to 0.35% per annum depending on the Company’s Consolidated Leverage Ratio. As of October 27, 2021, the applicable margin under the Credit Agreement is 0.375% for base rate loans and 1.375% for LIBOR loans and the applicable commitment fee rate is 0.175% per annum.

Substantially all tangible and intangible assets of the Company and its domestic subsidiaries are pledged as collateral to secure the obligations under the Credit Agreement.

As of October 27, 2021, the Company has borrowed $150 million under the Revolving Credit Facility. The Company expects to use the Revolving Credit Facility to meet any ongoing cash needs in excess of internally generated or available cash flows and to issue letters of credit in the ordinary course of its business. Future borrowings under the Revolving Credit Facility will be subject to customary borrowing conditions.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally, including the impact of the coronavirus (COVID-19) pandemic and any resurgences; the scope, shape and pace of recovery of the pandemic; the timing of the distribution and the efficacy of vaccines or treatments for COVID-19 that are currently available or may be available in the future and related vaccination rates; the severity and transmissibility of newly identified strains of COVID-19; governmental, business and individuals’ actions in response to the pandemic, including our business continuity and cash optimization plans that have been, and may in the future be, implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; risks associated with employees working remotely or operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions resulting from COVID-19 or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters and pandemics; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; cybersecurity, data privacy incidents and disruptions to our technology infrastructure; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2020 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

Business Overview
AdvanSix plays a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the vertically integrated value chain of our three U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates, and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect. Our four key product lines are as follows:

•Nylon – We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. Nylon 6 is a polymer resin which is a synthetic material used by our customers to produce fibers, filaments, engineered plastics and films that, in turn, are used in such end-products as carpets, automotive and electric components, sports apparel, food packaging and other industrial applications. In addition, our Nylon 6 resin is used to produce nylon films which we sell to our customers primarily under the Capran® brand name.

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of September 30, 2021.

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

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of September 30, 2021. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

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

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, but quarterly sales experience seasonality reflecting both geographical and product sales mix considerations based on the timing and length of the growing seasons in North and South America. North America ammonium sulfate prices are typically strongest during second quarter fertilizer application, where we sell a higher mix of granular product domestically, and then typically decline seasonally with new season fill in the third quarter, where we generally drive a higher mix of standard grade product sales into export markets. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

We seek to run our production facilities on a nearly continuous basis for maximum efficiency as several of our intermediate products are key feedstock materials for other products in our integrated manufacturing chain. While our integration, scale and range of product offerings make us one of the most efficient manufacturers in our industry, these attributes also expose us to increased risk associated with material disruptions at any one of our production facilities or logistics operations which could impact the overall manufacturing supply chain. Further, although we believe that our sources of supply for our raw materials, including cumene, natural gas and sulfur, are generally robust, it is difficult to predict the impact that shortages, increased costs and related supply chain logistics considerations may have in the future. In order to mitigate the risk of unplanned interruptions, we schedule planned plant turnarounds each year to conduct routine and major maintenance across our facilities. We also utilize maintenance excellence and mechanical integrity programs, targeted buffer inventory of intermediate chemicals necessary for our manufacturing process, and co-producer swap arrangements, which are intended to mitigate the extent of any production losses as a result of planned and unplanned downtime; however, the mitigation of all or part of any such production impact cannot be assured.

Recent Developments

COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a global pandemic with numerous countries around the world declaring national emergencies, including the United States. Since early 2020, COVID-19 has continued to spread, with confirmed cases worldwide, and with certain jurisdictions experiencing resurgences, including as a result of variant strains. The spread resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had a substantial impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, volatility in demand, production and sales across most industries, volatility within global financial markets, inflationary pressures in commodity pricing and an increasingly dynamic workforce environment. The continuously evolving nature of this pandemic and the pace and shape of a full recovery may continue to have an impact on the United States and global economies.

As previously disclosed, the Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, and through the third quarter of 2021, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19. The Company will continue to monitor developments and execute our operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Credit Agreement

On October 27, 2021, the Company completed a refinancing of its existing senior secured revolving credit facility under that certain Credit Agreement, dated as of September 30, 2016, among the Company, the guarantors, the lenders party thereto and

Bank of America, N.A., as administrative agent (as amended by Amendment No. 1 on February 21, 2018 and Amendment No. 2 on February 19, 2020), by entering into a new Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a new senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Revolving Credit Facility”). For a discussion of the Credit Agreement and Revolving Credit Facility, please refer to "Note 14. Subsequent Events."

Dividend

As announced on September 28, 2021, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on November 23, 2021 to stockholders of record as of the close of business on November 9, 2021.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$446,495	$281,910	$1,260,561	$817,644
% change compared with prior year period	58.4%		54.2%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Volume	7.9%	15.3%
Price	50.5%	38.9%
	58.4%	54.2%

Sales increased in the three months ended September 30, 2021 compared to the prior year period by $164.6 million (approximately 58%) due primarily to higher formula-based pass-through pricing (approximately 22%) as a result of net cost increases in benzene and propylene (inputs to cumene which is a key feedstock to our products), favorable market-based pricing (approximately 28%) and higher sales volume (approximately 8%) driven primarily by improved end market demand across our ammonium sulfate, nylon and caprolactam product lines.

Sales increased in the nine months ended September 30, 2021 compared to the prior year period by $442.9 million (approximately 54%) due primarily to higher formula-based pass-through pricing (approximately 21%) as a result of net cost increases in benzene and propylene, favorable market-based pricing (approximately 18%) and higher sales volume (approximately 15%) driven primarily by improved end market demand across all product lines.

Costs of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs of goods sold	$366,180	$265,758	$1,040,965	$736,504
% change compared with prior year period	37.8%		41.3%
Gross Margin percentage	18.0%	5.7%	17.4%	9.9%

Costs of goods sold increased in the three months ended September 30, 2021 compared to the prior year period by $100.4 million (approximately 38%) due primarily to increased prices of raw materials (approximately 38%) and higher sales volumes as discussed above (approximately 6%), which was partially offset by a net favorable impact of plant turnarounds year-over-year (approximately 6%).

Costs of goods sold increased in the nine months ended September 30, 2021 compared to the prior year period by $304.5 million (approximately 41%) due primarily to (i) increased prices of raw materials (approximately 32%), (ii) higher sales volumes (approximately 10%) and (iii) an unfavorable non-cash LIFO inventory reserve adjustment (approximately 1%). The noted increase was partially offset by a net favorable impact of plant turnarounds year-over-year (approximately 2%).

Gross margin percentage increased by approximately 12% in the three months ended September 30, 2021 compared to the prior year period due primarily to the (i) impact of formula-based pass-through pricing and increased market pricing (approximately 7%), (ii) net favorable impact of plant turnarounds year-over-year (approximately 4%), (iii) higher sales volume (approximately 2%) and (iv) the collection of additional insurance proceeds related to the 2019 shut-down of cumene supplier Philadelphia Energy Solutions (approximately 1%). The noted increase was partially offset by increased plant spend and sales freight to support higher sales volume (approximately 2%).

Gross margin percentage increased by approximately 8% in the nine months ended September 30, 2021 compared to the prior year period due primarily to (i) the impact of formula-based pass-through pricing and increased market pricing (approximately 4%), (ii) higher sales volume (approximately 4%) and (iii) net favorable impact of plant turnarounds year-over-year (approximately 1%). The noted increase was partially offset by an unfavorable non-cash LIFO inventory reserve adjustment (approximately 1%).

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative expenses	$21,121	$16,177	$62,112	$50,827
Percentage of Sales	4.7%	5.7%	4.9%	6.2%

Selling, general and administrative expenses increased by $4.9 million in the three months ended September 30, 2021 compared to the prior year period due primarily to increased incentive and stock-based compensation costs and increased functional support costs as compared to cost control measures implemented in response to the COVID-19 pandemic in the prior year.

Selling, general and administrative expenses increased by $11.3 million in the nine months ended September 30, 2021 compared to the prior period due primarily to increased incentive and stock-based compensation costs and increased functional support costs as compared to cost control measure implemented in response to the COVID-19 pandemic in the prior year.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax expense (benefit)	$13,747	$(980)	$36,835	$4,957
Effective tax rate	23.8%	58.6%	24.1%	20.4%

As noted in Note 10. "Income Taxes", the Company filed a Federal net operating loss (NOL) carryback claim under the CARES Act in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company’s effective tax rate for the three and nine months ended September 30, 2021 was higher compared to the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations, partially offset by tax credits and the deduction for foreign-derived intangible income. The Company’s effective tax rate for the three months ended September 30, 2020, was higher compared to the U.S. federal statutory rate primarily due to research tax credits and the 2019 state return-to-provision adjustment recorded in that quarter as discrete tax adjustments which had a larger than normal impact on the quarterly effective tax rate due to the nominal Loss before taxes recorded in that quarter. The Company’s effective tax rate for the nine months ended September 30, 2020 was lower compared to the U.S. federal statutory rate due primarily to research tax credits and the impact of changes in the Company’s geographical sales mix on state tax, partially offset by tax deficiencies on vesting of equity compensation, executive compensation deduction limitations, and state taxes.

The Company’s effective tax rate for the three months ended September 30, 2021 was lower than the prior year period due primarily to the Loss before taxes, an increase in 2020 anticipated research tax credits and a discrete 2019 state return-to-provision adjustments recorded in the third quarter of 2020, which resulted in a large increase on the quarterly effective tax rate.

The Company’s effective tax rate for the nine months ended September 30, 2021 was higher than the prior year period due primarily to the impact of discrete tax adjustments recorded in 2020 related to changes in the Company's geographical sales mix on state tax and 2019 federal and state return-to-provision adjustments, which decreased the 2020 effective tax rate.

We are subject to income taxes in the United States and to a lesser extent several foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could increase our effective tax rate and reduce our cash flows from operating activities. The current US administration has released various draft tax reform proposals that, if enacted, would generally increase U.S. federal income taxes on corporations. These proposals, if implemented, could have an unfavorable effect on our business, results of operations and financial condition. As such, we continue to monitor these legislative proposals to evaluate the impact on our business.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$43,942	$(692)	$116,204	$19,313

As a result of the factors described above, Net income (loss) was $43.9 million and $116.2 million for the three and nine months ended September 30, 2021 as compared to $(0.7) million and $19.3 million in the corresponding prior year period.

Non-GAAP Measures
(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of EBITDA and EBITDA Margin. EBITDA is defined as Net income before Interest, Income taxes and Depreciation and amortization. EBITDA Margin is equal to EBITDA divided by Sales. The following tables may also present each of these measures as further adjusted. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that management believes do not reflect the Company’s ongoing operations.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$43,942	$(692)	$116,204	$19,313
Interest expense, net	1,174	1,981	4,096	5,827
Income tax expense (benefit)	13,747	(980)	36,835	4,957
Depreciation and amortization	16,325	15,497	49,058	45,061
EBITDA (non-GAAP)	75,188	15,806	206,193	75,158

Sales	$446,495	$281,910	$1,260,561	$817,644

EBITDA Margin* (non-GAAP)	16.8%	5.6%	16.4%	9.2%
*EBITDA Margin is defined as EBITDA divided by Sales

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

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, dividends, liquidity, and capital expenditures reflecting disciplined capital deployment. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations. While the COVID-19 pandemic has created and continues to create significant volatility in funding markets, we believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2020 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the third quarter of 2021, the Company had approximately $7.2 million of cash on hand with approximately $289 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. The Second Amendment to the credit facility also provided leverage ratio covenant flexibility through the maturity date of the credit facility. Capital expenditures are expected to be approximately $63 million in 2021 compared to $83 million in 2020, reflecting efficiencies in project execution and following the completion of several high-return growth and cost savings investments. See Note 14. “Subsequent Events,” for information regarding the Company’s Credit Agreement, entered into on October 27, 2021, which replaces and supersedes the Company’s existing credit facility.

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

The Company made cash contributions to the defined benefit pension plan of $17.5 million during the nine months ended September 30, 2021 with $1.2 million in the first quarter of 2021, $3.6 million in the second quarter of 2021 and $12.7 million in the third quarter of 2021. The Company currently plans to make pension plan contributions during 2021 sufficient to satisfy funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $18 million to $23 million. We anticipate making additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

As of September 30, 2021, the Company had repurchased 3,614,202 shares of common stock, including 524,440 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $102.3 million at a weighted average market price of $28.31 per share. As of September 30, 2021, $59.6 million remained available for share repurchases under the current authorization. During the third quarter of 2021 and the period from October 1, 2021 through October 22, 2021, no additional shares were repurchased under the currently authorized repurchase program.

Dividend

As announced on September 28, 2021, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on November 23, 2021 to stockholders of record as of the close of business on November 9, 2021.

The timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Holders of shares of our common stock will be entitled to receive dividends when, and if, declared by our Board at its discretion out of funds legally available for that purpose, subject to the terms of our indebtedness, the preferential rights of any preferred stock that may be outstanding, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

Credit Agreement

On September 30, 2016, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the "Original Credit Agreement"), which was amended on February 21, 2018 pursuant to Amendment No. 1 to the Original Credit Agreement (the "First Amended and Restated Credit Agreement"), and further amended on February 19, 2020 pursuant to, Amendment No. 2 to the First Amended and Restated Credit Agreement (after giving effect to the Second Amendment, the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement had a five year term with a scheduled maturity date of February 21, 2023.

The Second Amended and Restated Credit Agreement required the Company to maintain a Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of (i) 3.50 to 1.00 or less for the fiscal quarter ending March 31, 2020, (ii) 4.50 to 1.00 or less for the fiscal quarter ending June 30, 2020, (iii) 4.25 to 1.00 or less for the fiscal quarter ending September 30, 2020, (iv) 3.50 to 1.00 or less for the fiscal quarter ending December 31, 2020, (v) 3.25 to 1.00 or less for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (vi) 3.00 to 1.00 or less for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter (subject to the Company’s option to elect a Consolidated Leverage Ratio increase in connection with certain acquisitions). The Consolidated Interest Coverage Ratio financial covenant required the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not less than 3.00 to 1.00. If the Company did not comply with the covenants in the Second Amended and Restated Credit Agreement, the lenders could, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. The Company was in compliance with all related covenants at September 30, 2021.

Borrowings under the Second Amended and Restated Credit Agreement bore interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.50% to 2.00% or the sum of a Eurodollar rate plus a margin ranging from 1.50% to 3.00%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement). The Company was also required to pay a commitment fee in respect of unused commitments under the credit facility, if any, at a rate ranging from 0.20% to 0.50% per annum depending on the Company’s Consolidated Leverage Ratio.

In addition, the Second Amendment also amended certain administrative provisions associated with the LIBOR Successor Rate (as defined in the Second Amended and Restated Credit Agreement).

The obligations under the Second Amended and Restated Credit Agreement were secured by a pledge of assets and liens on substantially all of the assets of AdvanSix.

The Second Amended and Restated Credit Agreement contained customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Second Amended and Restated Credit Agreement. These covenants placed limits on how we conduct our business, and in the event of certain defaults, our repayment obligations could be accelerated. We were in compliance with all of our covenants at September 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q.

On October 27, 2021, the Company completed a refinancing of its existing senior secured revolving credit facility under the Second Amended and Restated Credit Agreement, by entering into a new Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a new senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Revolving Credit Facility”). For a discussion of the Credit Agreement and Revolving Credit Facility, please refer to Note 14. "Subsequent Events".

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

As of September 30, 2021, $289 million was available for use out of the total of $425 million under the Revolving Credit Facility.

As of December 31, 2020, we had a balance of $275 million under the Revolving Credit Facility. During the nine months ended September 30, 2021, we repaid an incremental net amount of $140 million to bring the balance under the Revolving Credit Facility to $135 million as of September 30, 2021. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Nine Months Ended September 30,
	2021	2020
Cash provided by (used for):
Operating activities	$185,523	$64,086
Investing activities	(47,969)	(68,461)
Financing activities	(140,921)	14,011
Net change in cash and cash equivalents	$(3,367)	$9,636

Cash provided by operating activities increased by $121.4 million for the nine months ended September 30, 2021 versus the prior year period due primarily to a $96.9 million increase in net income, a $23.7 million cash improvement from Taxes receivable (including a $12.3 million cash tax refund received in the first quarter of 2021) and a $13.3 million favorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) year-over-year with a $4.9 million unfavorable cash impact from working capital for the nine months ended September 30, 2021 compared to a $18.2 million unfavorable cash impact in the prior year period. These net favorable impacts for the nine months ended September 30, 2021 were partially offset by a $20.3 million unfavorable cash impact from Other assets and liabilities driven by a $2.7 million increase in prepaid insurance and a decrease in the pension liability of $16.4 million (primarily reflecting the impact of cash pension contributions), compared to the prior year period.

Cash used for investing activities decreased by $20.5 million for the nine months ended September 30, 2021 versus the prior year period due to lower cash payments for capital expenditures of approximately $30.1 million reflecting capital project efficiencies and timing of project execution offset by cash paid for the acquisition of Commonwealth Industrial Services for approximately $9.5 million.

Cash used for financing activities increased by $154.9 million for the nine months ended September 30, 2021 versus the prior year period due primarily to net repayments of $140.0 million for the nine months ended September 30, 2021 compared to net borrowings of $16.0 million during the prior year period as described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Nine Months Ended September 30, 2021
Capital expenditures in Accounts payable at December 31, 2020	$6,178
Purchases of property, plant and equipment	38,076
Less: Capital expenditures in Accounts payable at September 30, 2021	(6,783)
Cash paid for capital expenditures	$37,471

For 2021, we expect our total capital expenditures to be approximately $63 million compared to $83 million in 2020, reflecting process and execution efficiencies, as well as timing and scope of replacement maintenance and high-return growth and cost savings projects. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2021, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2020 Form 10-K. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the nine month period ended September 30, 2021 relates primarily to our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement bore interest at floating rates. The Credit Agreement, effective October 27, 2021, which replaces and supersedes the Second Amended and Restated Credit Agreement, also bears interest at floating rates (see Note 14. “Subsequent Events” for additional information). For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

The Company has entered into two interest rate swap agreements for a total notional amount of $100 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings.

These interest rate swaps had a fair value of zero at inception and were effective November 30, 2018 and July 31, 2019 with respective maturity dates of November 30, 2021 and February 21, 2023. These interest rate swaps have been designated as cash flow hedges and convert the Company’s interest rate payments on the first $100 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of these interest rate swaps, interest payments on approximately 74% of our total borrowings, as of September 30, 2021, have been swapped from floating rate to fixed rate for the life of the swaps, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of September 30, 2021, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at September 30, 2021, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the nine months ended September 30, 2021 would have resulted in an increase or decrease to our interest expense of approximately $0.1 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2021, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that certain of the Company’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. The Company continually monitors and assesses the potential impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to mitigate any impact to design and operating effectiveness.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended September 30, 2021. During the quarter ended September 30, 2021, no shares were purchased under our share repurchase program or as a result of tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2021	—	$—	—	$59,581,679
August 2021	—	—	—	59,581,679
September 2021	—	—	—	59,581,679
Total	—	$—	—

During the period October 1, 2021 through October 22, 2021, no shares were repurchased under the currently authorized repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
10.1
Credit Agreement, dated as of October 27, 2021, among AdvanSix Inc., the lenders party thereto and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2021).

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

ADVANSIX INC.

Date: October 29, 2021	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer