Form 10-K
period 2021-12-31
AdvanSix Inc.
filed 2022-02-18
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $821 million as of June 30, 2021. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.

There were 28,141,203 shares of common stock outstanding at February 4, 2022.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 15, 2022.

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

Description of Business

AdvanSix Inc. plays a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the vertically integrated value chain of our three U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect. Our four key product lines are as follows:

•Nylon – We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. Nylon 6 is a polymer resin, which is a synthetic material used by our customers to produce fibers, filaments, engineered plastics and films that, in turn, are used in such end-products as carpets, automotive and electric components, packaging, including food packaging, and other industrial applications. In addition, our Nylon 6 resin is used to produce nylon films which we sell to our customers primarily under the Capran® brand name.

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of December 31, 2021.

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

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients, as an herbicide adjuvant for crop protection, and in several industrial applications. Ammonium sulfate fertilizer is derived from the caprolactam manufacturing process. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of December 31, 2021. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

Each of these product lines represented the following approximate percentage of total sales:

	Years Ended December 31,
	2021	2020	2019
Nylon	25%	24%	27%
Caprolactam	19%	19%	22%
Chemical Intermediates	32%	32%	28%
Ammonium Sulfate	24%	25%	23%
	100%	100%	100%

The following charts illustrate the distribution of our sales by product line and by region, measured by the destination of each sale, for the year ended December 31, 2021:

For information concerning revenues and assets by geographic region, see “Note 3. Revenue” to our Consolidated Financial Statements included in this Form 10-K, which is incorporated herein by reference.

Our manufacturing process is vertically integrated. We use cumene, a chemical compound produced from benzene and propylene, to manufacture phenol, acetone and AMS at our Frankford, Pennsylvania plant. The majority of the phenol we manufacture is further processed at our Hopewell facility through an integrated series of unit operations, which also consume natural gas and sulfur, to produce caprolactam and ammonium sulfate. In 2021, approximately 56% of the caprolactam we have produced at our facility in Hopewell, Virginia has been shipped to our facility in Chesterfield, Virginia where it has been polymerized into Aegis® Nylon 6 resins.

Our integrated manufacturing process, scale and the quantity and range of our products make us one of the most reliable and efficient manufacturers in our industry. We consistently focus on and invest in improving production yields from our various manufacturing processes to build on our leading cost position. Our global logistics infrastructure enables a reliable intra-plant supply chain and consistent and timely delivery to our customers. In addition, we strive to understand the product applications and end-markets into which our products are sold, which helps us upgrade the quality, chemical properties and packaging of our products in ways which enable us to attract price premiums and greater demand.

We serve approximately 400 customers globally located in approximately 50 countries. For the years ended December 31, 2021, 2020 and 2019, we had sales of $1,685 million, $1,158 million and $1,297 million with net income of $140 million, $46 million and $41 million, respectively. For the years ended December 31, 2021, 2020 and 2019, our international sales were $302 million, $267 million and $240 million, respectively.

AdvanSix is a single operating segment and a single reportable segment, operating through three integrated U.S.-based manufacturing sites located in Frankford, Pennsylvania and Hopewell and Chesterfield, Virginia. The Company's headquarters is located in Parsippany, New Jersey.

Competitive Strengths

Low Cost Position Driven by Integrated Manufacturing Footprint, Large Scale, Favorable Geographical Location, and High Utilization Rates. Our vertically integrated manufacturing facilities, scale, access to lower cost raw materials, and high plant utilization rates help us maintain our position as the world’s lowest cost producer of caprolactam. First, we are vertically integrated into several key feedstock materials necessary to produce caprolactam, particularly phenol, ammonia and oleum/sulfuric acid, which we believe is a unique advantage in our industry. Our integration contributes to higher operating margins by lowering raw material transportation, handling and storage costs. It also allows us to remain flexible, while optimizing sales from our diverse portfolio of products. Second, we operate one of the world’s largest single-site caprolactam and ammonium sulfate production facilities, which is a competitive advantage in our fragmented industry. Our scale provides operating leverage and the opportunity to achieve stronger business performance than our competitors in several ways. Most fundamentally, it enables us to spread fixed and overhead costs across more pounds of production, thereby enabling us to produce caprolactam at a lower per pound cost than our competitors, as well as benefiting our procurement activities for raw materials and services. In addition, we believe that our size and scale serves to retain and attract customers who prioritize security of supply. Third, the location of our manufacturing operations in the United States affords us access to the world’s lowest cost natural gas, which is a key raw material needed to manufacture the ammonia used in the production of caprolactam and ammonium sulfate as well as the source of energy for our manufacturing operations. By contrast, a significant number of our competitors are in geographic locations where energy prices are currently substantially higher. Our footprint also provides access to a number of higher value end markets across our product lines. Finally, our long-term customer relationships and contracts enable us to maintain high plant utilization rates, which, along with our large scale, provide significant operating and purchasing leverage.

Diverse Revenue Sources from the Sale of Fertilizer, Acetone and Other Chemical Intermediates. Due to our specific chemical manufacturing processes, vertical integration and scale, we produce ammonium sulfate fertilizer, acetone and a wide range of other chemical intermediates that enable us to diversify our revenue sources. Most significantly, for every pound of caprolactam produced, we produce approximately four pounds of ammonium sulfate, a fertilizer used by farmers around the world. For the past two decades, we have employed agronomists to educate growers and retailers in the Americas on the yield value of using ammonium sulfate fertilizer on key crops including corn, wheat, coffee, sugar, cotton and rice. We have also diversified and optimized our ammonium sulfate-based offerings to include spray-grade adjuvant to support crop protection, as well as other specialty fertilizers and products for industrial use. Sales of ammonium sulfate in 2021 were $401 million and represented 24% of our total sales. We are among the most significant suppliers of acetone to a variety of end-markets in North America. Sales of acetone in 2021 were approximately $294 million and represented 17% of our total sales. In addition to fertilizer and acetone, other products from our manufacturing process include high-purity phenol, AMS, cyclohexanone, oximes, cyclohexanol, sulfuric acid, ammonia and carbon dioxide. The diversity of our sales portfolio helps to mitigate, to some extent, the cyclicality in our end-markets. Currently, we not only have leading positions across these diverse product lines, but are also aligned to several favorable macro trends that are supporting growth across the portfolio including urbanization and aging infrastructure, digital transformation, global food production and resource scarcity, and a shift to green and performance chemicals.

Global Reach. The global reach of our sales and marketing capabilities enables us to compete everywhere nylon resin, caprolactam, ammonium sulfate and chemical intermediates are consumed. In 2021, approximately 18% of our sales were outside the United States. Our freight and logistics capabilities and terminal locations position us well to serve global markets, including the dock and loading facility at our Hopewell facility which serves ocean-going dry-bulk freight vessels. Our global reach enables us to arbitrage geographic price variations to ensure we are receiving the highest value for our products.

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

Business Strategies

Operational Excellence and Improving Through-Cycle Profitability. Through our vertical integration, size, access to low-cost raw materials, and high utilization rates, we seek to build on our low-cost leadership position and expand operating margins by reducing our Nylon 6 resin, caprolactam, ammonium sulfate and other chemical intermediate production costs. Our focus on operational excellence and ongoing productivity improvements concentrate on the following:

•Increasing production volume through asset reliability, flexibility and capacity;
•Executing planned plant turnarounds and prioritizing replacement maintenance capital investments to mitigate risk and support safe, stable and sustainable operations;
•Investing in intermediate chemical buffer storage capacity to mitigate the unfavorable impact of routine maintenance and unplanned interruptions;
•Energy and direct material initiatives aimed at increasing plant productivity and lowering costs; and
•Procurement processes, competitive bidding and supplier diversification to reduce raw material and indirect costs.

Enhancing Portfolio Resiliency. Our diverse portfolio serves us well particularly during times of uncertainty. Over the past several years, we have invested in capabilities to strengthen our innovation, increase the value of our product portfolio and meet customer specifications in certain high value industries including high-purity applications, high-value intermediates and differentiated nylon. We have had successes across the portfolio including our oximes-based EZ-Blox® anti-skinning agent used in paints and coatings, and our Nadone® cyclohexanone product line, which is a solvent used in various high-value applications. Growing off a small base, we have also seen commercial success with our Nylon-based wire and cable offerings. Supporting our differentiated nylon portfolio, our Chesterfield facility is capable of producing multiple grades of higher value Nylon 6 resin as well as copolymer Nylon 6/66 resin, which are used in engineered plastics for the automotive industry, films for food packaging, as well as other higher value applications. Our customers typically buy nylon resin and caprolactam for compounding or extruding with additives and other materials, to increase strength or flexibility or to add color to make the resin more suitable for use in their end products such as textiles, packaging and industrial materials. We leverage our R&D investments, customer intimacy and knowledge of product applications to develop new resin products to better serve our customers and increase the value of our resin products portfolio. For example, engineered plastics that utilize Nylon 6 and Nylon 66 resin are being increasingly used in automobiles to reduce weight as automobile manufacturers strive to meet stricter fuel efficiency standards. We work with our customers serving this market to develop resin products specifically tailored for these product applications. We are focused on working with customers to solve their needs with respect to sustainability and have received commercial orders for our recently launched 100% Post-Industrial Recycled resins and films. Another focus of our R&D initiatives includes nylon resin processing technologies that can produce existing high value resins at lower costs. Our R&D team works with existing and potential customers to understand end-use applications, build application development capabilities and protect the value proposition of our new products. In addition, as a result of recent efforts and enhancements in crystallizer technology and operations, we are now producing more high-quality granular grade ammonium sulfate to meet the growing demand of our customers.

Strong Capital Stewardship. We have developed and are executing against a multi-year pipeline of high-return growth and cost savings capital projects. These efforts target improvement in production rate, cost, quality and yield. We are focused on improving our return on invested capital and remain disciplined in our approach as we support long-term shareholder value. On an ongoing basis we evaluate options to return cash to shareholders while also pursuing a highly-selective acquisition and alliance strategy to supplement our organic sales by broadening our customer base, developing our technology and product portfolios, expanding our geographic reach and enhancing our cash flow profile and margin stability. In 2021, we completed our first acquisition of certain assets of Commonwealth Industrial Services, Inc. and we initiated a structural return of cash in the form of a quarterly dividend reflecting confidence in our cash flow generation. The timing, declaration, amount and payment of dividends to stockholders, if any, will fall within the sole discretion of our Board of Directors (the "Board").

Industry Overview

Nylon Solutions. Global demand for Nylon 6 resin spans a variety of end-uses such as textiles, engineered plastics, industrial filament, food and industrial films, and carpet. The market growth typically tracks global GDP growth over the long-term but varies by end-use.

Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene and, depending on the manufacturing process utilized, natural gas and sulfur. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products. Our differentiated Nylon 6 products are typically valued at a higher level than commodity resin products. We believe that Nylon 6 end-market growth will continue to generally track global GDP over the long-term. Applications such as engineered plastics and packaging have potential to grow at faster rates given certain macrotrends. Additionally, one of our strategies is to continue developing higher-value, differentiated Nylon 6 products, such as our wire and cable, Post-Industrial Recycled resins and films and co-polymer offerings, in current and new customer applications.

The global market for Nylon 6 resin and caprolactam has undergone significant change over the past decade. Following a peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as Chinese manufacturers entered the market and increased global supply at a time when demand growth remained relatively stable. As a result of the increased capacity and competitive intensity, industry margins for Nylon 6 resin and caprolactam compressed over this period to a low point in mid-2016. In the second half of 2016, capacity reductions by our competitors occurred in North America and Europe improving supply / demand fundamentals in North America with continued dynamic conditions globally. Industry spreads had fluctuated near marginal producer cost since 2016, but, slowing global growth and soft end-market demand, combined with capacity increases and an uncertain macro environment, pressured pricing and spreads during the second half of 2019 and throughout 2020. In 2021, strong end use demand, combined with industry operational upsets and supply chain disruptions, created an environment for robust performance in Nylon 6. Additionally, buyers have explored using Nylon 6 as a substitution for other resins where applications allow, based on the need for reliable, secure long-term supply and performance needs.

Chemical Intermediates. Chemical intermediates are used as key inputs for a variety of end-market products including construction materials, paints and coatings, packaging and consumer applications. The primary products are acetone, phenol, AMS and cyclohexanone. Acetone and phenol represent approximately 55% and 15%, respectively, of our chemical intermediates sales. Prices for acetone are influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. In the U.S., where we primarily sell our acetone, there were elevated levels of acetone imports during 2018 and 2019 given high industry operating rates globally, which pressured regional pricing and spreads. As a result of strong global acetone demand driven by favorable COVID-related acetone derivative drivers (hand sanitizers and acrylic screens) in addition to the implementation of acetone anti-dumping duties, acetone imports into the U.S. declined through 2020 and 2021, creating more favorable supply and demand conditions for the product and improved pricing. Industry operating rates improved in the second half of 2021 supporting a balancing of supply and demand and moderation in acetone industry spreads relative to recent highs. Supply and demand conditions for the remaining intermediates we sell are generally balanced or favorable.

Plant Nutrients. Ammonium sulfate fertilizer products are primarily sold in North and South America. Ammonium sulfate is used as a fertilizer providing the key nutrients of sulfur and nitrogen for major agricultural crops globally such as corn, wheat, coffee, sugar, cotton and rice. As of December 31, 2021, ammonium sulfate fertilizer accounts for approximately 6% of the global market for nitrogen fertilizer and over 40% of the global market for sulfur fertilizer. Global prices for ammonium sulfate are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including the price of crops. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops than other fertilizers. During 2020, we expanded our offering to directly supply packaged ammonium sulfate to customers, primarily in North and South America, and diversified and optimized our offerings to include spray-grade adjuvant to support crop protection, as well as other specialty fertilizers and products for industrial use.

Competition

Competition across our product offerings is based on a variety of factors including price, reliability of supply, product innovation, and quality. Other competitive factors include breadth of product line, R&D efforts and technical and managerial capability. While the competitive position of our individual products varies, we believe we are a significant competitor in each major product class. AdvanSix competes with integrated manufacturers, such as Highsun Group Holdings Ltd., BASF Corporation, Sinopec Limited, DOMO Chemicals GmbH, LANXESS AG and Ube Industries, Ltd. We also compete with synthetic manufacturers of ammonium sulfate, such as Pasadena Commodities International and Nutrien Ltd.; and stand-alone phenol and acetone producers, such as Ineos and Altivia. A number of our products are sold in markets with many competitors, some of whom have substantial financial resources and significant technological capabilities. Additionally, our competitors include companies with global operations as well as those operating only within specific geographic regions.

Product Overview

Nylon and Caprolactam

We manufacture our Nylon 6 resin in our Chesterfield plant. We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In addition, we sell our Nylon 6 resin to a nylon film producer from whom we purchase films to sell to our customers under the

Capran® brand name. In 2021, our Nylon products generated $423 million of sales. In 2021, 2020 and 2019, Nylon sales were 25%, 24% and 27% of our total sales, respectively.

We produce caprolactam, the key monomer used in the production of Nylon 6 resin, at our Hopewell plant using phenol produced at our Frankford plant and sulfur and natural gas obtained from third-party suppliers. In 2021, caprolactam generated $316 million of sales. In 2021, 2020 and 2019, caprolactam sales were 19%, 19% and 22% of our total sales, respectively.

Chemical Intermediates

We produce and sell chemical intermediates to a range of customers for use in many different types of end-products. In 2021, our chemical intermediates generated $545 million of sales, of which $443 million, or 81%, came from sales of acetone, phenol and cyclohexanone, and $102 million, or 19%, came from sales of our other chemical intermediates. In 2021, 2020 and 2019, sales of chemical intermediates were 32%, 32% and 28% of our total sales, respectively.

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

We also produce and sell cyclohexanone, AMS, oximes and cyclohexanol. We use some of these products in our manufacturing process and sell some to customers for use in end-products such as resins, inks, paints, coatings and agricultural chemical intermediates and electronic components.

Ammonium Sulfate

Ammonium sulfate fertilizer is produced simultaneously with caprolactam as part of our integrated caprolactam manufacturing process at our Hopewell plant. We manufacture this product in a ratio of approximately four pounds of ammonium sulfate to one pound of caprolactam. Our competitors typically produce approximately two pounds or less of ammonium sulfate for each pound of caprolactam. We are targeting conversion of approximately 65% of the ammonium sulfate we produce in higher-value granular form. We sell ammonium sulfate under the brand name Sulf-N®, and in 2021, our ammonium sulfate products generated $401 million of sales. In 2021, 2020 and 2019, ammonium sulfate sales were 24%, 25% and 23% of our total sales, respectively.

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

Customers

Globally, we serve approximately 400 customers in a wide variety of industries located in approximately 50 countries. In 2021, the Company's 10 largest customers accounted for approximately 40% of total sales. Our largest customer is Shaw Industries Group Inc.

("Shaw"), one of the world's largest consumers of caprolactam and Nylon 6 resin. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. Sales to Shaw were 12% of our total sales for the year ended December 31, 2021, 14% for the year ended December 31, 2020 and 22% for the year ended December 31, 2019. We typically sell to our other customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover.

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

We benefit from numerous patents and trademarks that we own. We sell our Nylon 6 resin under the Aegis® brand name, our nylon films under the Capran® brand name and our ammonium sulfate fertilizer under the Sulf-N® brand name. Chemical intermediates are sold under the brand names of Nadone®, Naxol® and EZ-Blox™. We also benefit from technology covered by trade secrets, including know-how and other proprietary information relating to many of our products, processes and technologies. We do not consider any individual patent, trademark or licensing or distribution rights related to a specific process or product to be of material importance in relation to our overall business. In our judgment, our intellectual property rights are adequate for the conduct of our business. We intend to continue taking steps as necessary to protect our intellectual property, including when appropriate, filing patent applications for inventions that are deemed important to our business.

In 2021, we conducted R&D at technology centers with researchers at our sites in Frankford, Pennsylvania and Chesterfield, Virginia where our former Colonial Heights R&D facility relocated in early 2020 enabling an improved configuration of our labs to drive productivity, increased connectivity with our resin manufacturing and more effective collaboration with customers.

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

Among other environmental laws and regulations, we are subject to the Comprehensive Environmental Response, Compensation and Liability Act; the Resource Conservation and Recovery Act and similar state, foreign and global laws for management and remediation of hazardous materials; the Clean Air Act and the Clean Water Act, for protection of air and water resources; the Toxic Substance Control Act (“TSCA”), for regulation of chemicals in commerce and reporting of potential known adverse effects. There are also numerous other federal, state, local and foreign laws and regulations governing materials transport and packaging, under which we may be designated as a potentially responsible party liable for cleanup costs associated with current operating sites and various hazardous waste sites.

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

Human Capital Management

As a company, we recognize that our people are our greatest asset and the foundation of our success. We feel a deep sense of responsibility to provide a safe, inclusive and engaging workplace for all our employees and contractors, and strive for a zero-incident safety culture. Our core values of Safety, Integrity, Accountability and Respect guide our day-to-day activities and inform our broader business strategy as we drive safe, stable and sustainable operations through an ownership mentality aligned to shareholder value creation. Our Board, along with management and cross-functional teams, work closely to evaluate and proactively address human capital management topics such as safety, inclusion and diversity, employee development, employee benefits and employee engagement.

Employees

As of December 31, 2021, the Company employed approximately 1,375 people. Of this total, approximately 565 are salaried employees and approximately 810 are hourly employees. Approximately 705 employees are covered under collective bargaining agreements that expire between 2023 and 2025. The Company strives to maintain positive and productive relationships with all of its employees, including the unions representing those employees.

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

As an organization, we maintain a relentless focus on continuous improvement and our expectation is zero injuries for employees and contractors. Our CARE program — Courage to Act, Respond and Engage — was launched in 2019 and inspires us to Live Safety in all we do. We use the industry standard Total Case Incident Rate ("TCIR") to measure our ongoing safety performance and compare with benchmarks. TCIR is defined as the number of occupational injuries and illnesses per 100 employees. Our TCIR was 0.48 in 2021, 0.91 in 2020 and 0.86 in 2019.

In the first quarter of 2020, the Company began executing its business continuity plans with dedicated teams chartered to proactively implement measures to mitigate COVID-19 impacts while continuing to operate all of its manufacturing facilities to meet customer demand. In response to COVID-19, the Company took many actions to protect its employees, customers, suppliers, shareholders and surrounding communities including, but not limited to: (i) 100% thermal screening process at all facilities and restrictions on non-essential visitors; (ii) telecommuting across all sites, where possible; (iii) prohibiting all non-essential domestic and international business travel; (iv) establishing social distancing while limiting the number of employees in control rooms, labs and in-person meetings; and (v) maintaining policies and practices consistent with CDC and government guidelines including upgraded personal protective equipment, face coverings at all facilities, and exposure management protocols. Our telecommuting policies have been designed to allow for continued operation of non-production business-critical functions, including financial reporting systems and internal controls. The Company has protocols in place at all sites, including on-site medical personnel at manufacturing facilities to actively monitor employees and contractors who report symptoms of or exposure to COVID-19. In addition, the Company has trained a contingent workforce to operate the plants as part of its business continuity planning. The Company continued its execution of these measures at all sites through the end of 2021 and intends to continue to do so through the duration of the pandemic.

Equity, Diversity and Inclusion

At AdvanSix, we strive for an inclusive work environment that fosters respect for all our coworkers, customers, suppliers and business partners. We value the diversity reflected in the various backgrounds, experiences, and ideas of our employees, contractors, and other stakeholders. Our Equity, Diversity and Inclusion purpose statement reflects our journey to be our customers' trusted partner for Advantaged Chemistries by caring, innovating and advancing together. To achieve that togetherness, we strive to represent the communities in which we operate, celebrate our differences, inspire belonging, and be tenacious in our pursuit of bringing out the best in people both individually and collectively. Our Code of Conduct outlines our commitment to provide employees a workplace that is free from discrimination or harassment (specifically related to gender, race, disability, ethnicity, nationality, religion and sexual orientation) or personal behavior not conducive to a productive work climate. We believe it is important that each employee feels a sense of belonging and valued as part of the organizational culture we are cultivating, and we feel it is important that each employee sees diverse representation across our AdvanSix team.

AdvanSix joined hundreds of companies in signing the CEO Action for Diversity and Inclusion pledge in 2019, which centers around three main commitments: to have complex discussions about diversity and inclusion, implement and expand upon unconscious bias education and share diversity and inclusion practices. We supported this commitment through 2021 as we engaged in honest and transparent conversations with our employees. AdvanSix also seeks to improve gender equality in the manufacturing industry, starting with supporting science, technology, engineering and math (STEM) education and work in related fields. A group of employees formed Supporting Women in Manufacturing (SWiM), an AdvanSix Employee Resource Group, with the goal of promoting women in manufacturing, female leadership and growth in STEM-related fields. SWiM seeks to raise awareness on these matters through programs, events and discussions, including networking, professional development, outreach, volunteering and internal programs highlighting leadership and career paths in multiple disciplines. AdvanSix is committed to pay equity for its employees and regularly performs reviews of its compensation practices to evaluate and maintain pay equity in several respects, including by gender, ethnicity and race.

At a national level, AdvanSix not only participates as a board member, but is a patron level supporter of the American Institute of Chemical Engineers’ ("AIChE") “Doing a World of Good” initiative that actively supports five high priority pillars within the chemical engineering field that align closely with sustainability and ESG principles including equity, diversity and inclusion. In addition, AdvanSix has supported and participated in the Future of STEM Scholars Initiative ("FOSSI"), a national, industry-wide program which provides scholarships to students pursuing STEM degrees at Historically Black Colleges and Universities ("HBCU") and connections to internships, leadership development and mentoring opportunities. During 2021, we welcomed our first class of FOSSI scholars all of whom are in attendance at HBCUs.

During 2021, we introduced a number of key actions to advance equity, diversity and inclusion within the organization including focus group discussions, review of our talent pipeline and overall development programs. Notably, we further enhanced our recruiting processes by implementing a program mandating a diverse candidate slate with the goal to increase our organization’s workforce diversity and improve outreach in the local communities where we operate. In addition, we continued unconscious bias training at leadership and managerial levels enterprise-wide to enhance our recruitment efforts and the evaluation process of candidates. We conducted Days of Understanding at our largest manufacturing facility throughout the month of June to encourage active engagement by leadership with all employees to listen to their experiences and gather feedback for improvement.

Our senior leadership team was comprised of over 50% women in 2021, including our Chief Executive Officer, Chief Human Resources Officer, Chief Information Officer, Vice President, Nylon Solutions and Vice President, Business Development. Four directors of our ten-member Board are women, and two directors of our ten-member Board are ethnically diverse.

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

We support the continued development of our employees through semi-annual performance and development reviews, including annual enterprise-wide talent development assessments. We conduct safety and environmental training modules for new employees as part of Health, Safety and Environmental ("HSE") orientation, along with job-specific training aligned to roles. We have instituted an initiative to empower our First Line Supervisors ("FLS") to be HSE leaders within our organization including serving as decision makers and chief communicators on shift, while developing, coaching and mentoring their shift teammates. On an annual basis, senior leadership recognizes the FLS who demonstrates excellence with this initiative with an FLS of the Year Award. During 2021, we held a Technical Career Progression event in order to recognize those employees who have displayed technical capability and regularly deliver in three key areas — results, behaviors and capability.

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

Information about our Executive Officers

The executive officers of AdvanSix, listed as follows, are appointed annually by the Board. Ms. Kane, Mr. Preston and Mr. Gramm were each first appointed as an executive officer in 2016, Mr. Blindenbach was first appointed as an executive officer in 2019, and Ms. Slieter and Mr. Kintiroglou were each appointed as executive officers in 2020.

There are no family relationships among them or our Board members.

Name, Age	Position	Business Experience

Erin N. Kane, 44	Chief Executive Officer and Director	Prior to joining the Company, Ms. Kane served as vice president and general manager of Honeywell Resins and Chemicals since October 2014. She joined Honeywell in 2002 as a Six Sigma Blackbelt of Honeywell’s Specialty Materials business. In 2004, she was named product marketing manager of Honeywell’s Specialty Additives business. From 2006 until 2008, Ms. Kane served as global marketing manager of Honeywell’s Authentication Technologies business, and in 2008 she was named global marketing manager of Honeywell’s Resins and Chemicals business. In 2011, she was named business director of chemical intermediates of Honeywell’s Resins and Chemicals business. Prior to joining Honeywell, Ms. Kane held Six Sigma and process engineering positions at Elementis Specialties and Kvaerner Process. Ms. Kane serves on the Boards of Directors of AdvanSix Inc., the Chemours Company, and the American Chemistry Council. She served on the Board of Directors of the AIChE from 2019 through 2021. Ms. Kane brings to the Board her extensive leadership experience as well as knowledge of AdvanSix’s business, industry, health, safety and environmental processes, and operations.
Michael Preston, 50	Senior Vice President and Chief Financial Officer	Prior to joining the Company, Mr. Preston held various finance roles with Honeywell for over 15 years. Mr. Preston served as vice president and chief financial officer for Honeywell’s UOP division from 2013 to 2016. Prior to this role, Mr. Preston was vice president of business analysis & planning from 2012 to 2013. Mr. Preston also held several finance leadership roles within Honeywell, including chief financial officer of the Fluorine Products business, director of financial planning & analysis for the Performance Materials and Technologies segment, and director of business analysis & planning for Honeywell corporate. Mr. Preston began his career with Honeywell in September of 2001 as manager of investor relations. Prior to joining Honeywell, he spent seven years in investor relations consulting. Mr. Preston is a Chartered Financial Analyst (CFA) Charterholder and is a member of the CFA Institute and CFA Society New York.
Achilles B. Kintiroglou, 43	Senior Vice President, General Counsel and Corporate Secretary	Prior to being named to his current role, Mr. Kintiroglou was the deputy general counsel of AdvanSix since the spin-off in 2016. Before joining AdvanSix, he was a corporate and securities partner at Day Pitney LLP and a corporate and finance associate at Pillsbury Winthrop Shaw Pittman LLP and Pitney Hardin LLP.
Kelly J. Slieter, 47	Senior Vice President and Chief Human Resources Officer	Prior to joining the Company, Ms. Slieter served as vice president of human resources of Honeywell International Inc. since 2018. She joined Honeywell in 1997 as an intern and subsequently served in various human resources roles through 2003, including as M&A integration leader and as HR manager for multiple business units. From 2003 to 2004, she served as human resources manager at Bristol-Myers Squibb Company. From 2004 to 2005, she served as organization development manager for Tyco International. Ms. Slieter rejoined Honeywell in 2005 and served in roles with increasing responsibility through 2015, including, director of HR functional excellence, corporate; director of organization development & learning for the Automation & Control Solutions business; director of human resources for Honeywell Building Solutions; and senior director, human resources corporate. From 2015 through 2018, she served as vice president, human resources of the Honeywell UOP business.

Christopher Gramm, 52	Vice President, Controller	Prior to joining the Company, Mr. Gramm served as vice president and controller of the aerospace and corporate government compliance divisions at Honeywell. From August 2014 to November 2015, Mr. Gramm served as vice president of finance for the integrated supply chain of the aerospace division at Honeywell. Beginning in March 2011, he was vice president and controller of the aerospace division at Honeywell. Over the course of the period from 1997 to March 2011, Mr. Gramm held several positions at Honeywell, including controller and chief financial officer of various divisions focused on areas including specialty materials and resins and chemicals. He joined Honeywell in 1997 as a senior staff accountant. Before joining Honeywell, Mr. Gramm was a manager at Corning Life Sciences.
Willem L. Blindenbach, 53	Senior Vice President, Integrated Supply Chain	Prior to joining the Company, Mr. Blindenbach served as Vice President of Mobil International Company Operations Manager, EMEA since 2018. He joined ExxonMobil in 1994 and served in several roles with increasing responsibility including Sales Engineer, Technical Support Supervisor, Pernis Plant Operations Manager, Europe Project Advisor, Europe Supply Manager, and Global Operations Project Advisor. From 2006 to 2007, he served as Executive Advisor to the President of ExxonMobil Lubes and Fuels. From 2007 to 2009, Mr. Blindenbach served as Manager, Supply and Distribution for EMEA. From 2010 to 2011, he served as Vice President, ExxonMobil Lubricants, Trading and Supply Manager, Global Basestocks. From 2011 to 2012, he served as Manager of Global Product Integrity. From 2012 to 2013, he served as Project Executive. From 2013 to 2014, he served as Manager of Midstream Business. From 2014 through 2017, he served as Manager, Manufacturing, Lubes, Americas.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.AdvanSix.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2022 Annual Meeting of Stockholders, which will also be available free of charge on our website. Information contained on, or that may be accessed through, our website does not and will not constitute part of this Form 10-K. Our filings with the SEC are also available on the SEC website at www.sec.gov.

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

Our business, financial condition and results of operations could be adversely affected by difficult global economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. Adverse events affecting the health of the economy, including inflationary pressures, supply chain issues, labor market shortages, trade conflicts including, export and import restrictions, tariffs and other trade barriers, the COVID-19 pandemic or other pandemics and the threat of war, sovereign debt and economic crises, terrorism and protectionism could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets which may affect us and our customers. For example:

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

Our production facilities and logistics operations, as well as those of our suppliers or other third parties on which we rely, are also subject to the risk of catastrophic loss and material disruptions due to unanticipated events, such as unexpected repairs or other operational and logistical problems, severe weather conditions, personal injury or major accidents, prolonged power failures, chemical spills, fires, explosions, acts of terrorism, earthquakes, pandemics or other natural disasters, that we or such third party may experience. While we seek to mitigate our risk of unplanned interruptions, we have experienced such unplanned interruptions in the past with respect to both our operations and the operations of third parties as described in our periodic reports filed with the SEC, and there is no assurance that we or other third parties on which we rely will not experience unplanned interruptions in the future. Depending on the nature, extent and length of any operational interruption from any such event, the results could adversely affect our business, financial condition and results of operations.

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

Our results of operations may be materially adversely impacted by the coronavirus (COVID-19) pandemic and the measures implemented to contain the spread of the virus.

The continued spread of the coronavirus (COVID-19) pandemic and the resulting containment measures have created significant volatility, uncertainty and economic disruption globally and have had, and in the future may have, a material impact on the Company's results of operations.

The U.S. Department of Homeland Security designated our industry as "essential critical infrastructure" during the response to COVID-19 for both public health and safety as well as community well-being. The Company takes its obligation to produce materials that support the broader population seriously, all while maintaining a prioritized focus on the health and safety of its employees and the communities in which it operates, and assuring the continuity of its business operations. As a global provider of products that are key inputs for our customers’ processes serving a variety of end-markets, a pandemic presents obstacles that can adversely affect our supply chain effectiveness and efficiencies, our manufacturing operations and customer demand for our products and, ultimately, our financial results. In the second quarter of 2020, we experienced lower demand resulting from the economic impact of COVID-19, although demand improved to pre-COVID-19 levels in the second half of 2020. While the COVID-19 pandemic may impact the Company's results of operations, financial position and liquidity, we are unable to predict the extent or nature of these impacts at this time.

The extent of any impact from the COVID-19 pandemic on our business depends on numerous evolving factors and future developments that cannot be accurately predicted at this time, including, but not limited to: the scope and duration of the pandemic, including the spread of the virus and its variants, the extent of any resurgences, and the pace of recovery; the distribution, efficacy, availability and public acceptance of vaccines, boosters or treatments for COVID-19; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including our business continuity and cash optimization plans that have been, and may in the future be, implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the impact on labor markets and our ability, and the ability of our suppliers and other third parties on which we rely, to retain and hire employees; inflationary pressures; supply chain disruptions; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; and risks associated with employees working remotely or operating with a reduced workforce.

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

Our business depends on significant customers, many of whom have been doing business with us for decades. The loss of one or several significant customers may have an adverse effect on our business, financial condition and results of operations. In 2021, our 10 largest customers accounted for approximately 40% of our total sales across all product lines. Our largest customer is Shaw, one of the world’s largest consumers of Nylon 6 resin and caprolactam. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. We typically sell to other customers under master services agreements, with primarily one-year terms, or by purchase orders. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, or significant unfavorable changes to pricing or other terms in contracts with any of them, could have an adverse effect on our business, financial condition and results of operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest customers were to become bankrupt or insolvent, or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have an adverse effect on our business, financial condition and results of operations.

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

There are hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards could lead to an interruption or suspension of operations and could have an adverse effect on the productivity and profitability of a particular manufacturing facility, or on us as a whole. While we endeavor to provide adequate protection for the safe handling of these materials, issues could be created by various events, including natural disasters, severe weather events, acts of sabotage, human error, and performance by third parties, and as a result, we could face potential hazards such as piping and storage tank leaks and ruptures, mechanical failure, employee exposure to hazardous substances and chemical spills and other discharges or releases of toxic or hazardous substances or gases.

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

We face risks arising from various unasserted and asserted litigation matters, including, but not limited to, product liability and claims for third-party property damage or personal injury stemming from alleged environmental or other torts or otherwise. We have noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public.

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

We actively evaluate acquisitions, strategic relationships, joint ventures, collaborations, and strategic investments in businesses, products or technologies that we believe could complement or expand our business, broaden our technology and intellectual property or otherwise offer growth or cost-saving opportunities. Any of these transactions may be complex, time consuming and expensive, and may present numerous challenges and risks. In 2021, we completed the acquisition of certain assets of Commonwealth Industrial Services, Inc., and in February 2022, we announced the signing of a definitive agreement to acquire U.S. Amines, Ltd.

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

We sponsor a defined benefit pension plan under which certain eligible AdvanSix employees who were employed by Honeywell prior to the spin-off earn pension benefits as if they remained employed by Honeywell. Significant changes in actual investment return on pension assets, discount rates, retirement rates and other factors could require unplanned cash pension contributions in future periods. Changes in discount rates and actual asset returns different from our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We made pension contributions of approximately $17.5 million in 2021, which satisfied our pension funding requirements for such period, and we plan to make pension contributions in future periods sufficient to satisfy funding requirements.

Some of our workforce is represented by labor unions and our business could be harmed in the event of a prolonged work stoppage.

Approximately 705 of our employees are covered under collective bargaining agreements that expire between 2023 and 2025, which represents approximately 51% of our employee-base as of December 31, 2021. From time to time, we engage in negotiations to renew collective bargaining agreements as those contracts are scheduled to expire. While we generally have positive relationships with our labor unions, we cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. We may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis and, ultimately, our business, financial condition and results of operations.

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

Furthermore, our credit facility currently uses LIBOR as a benchmark for establishing the interest rate. Certain USD LIBOR rates ceased to be published as of December 31, 2021 while the remaining USD LIBOR rates will cease to be published on June 30, 2023, as announced by LIBOR's regulators and administrators. In response to the phase-out of LIBOR, regulators have suggested reforming or replacing LIBOR with other benchmark rates. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could cause volatility or disruption in the overall financial market, result in an increase in the cost of our variable rate debt or adversely affect our cost of funding, any of which could adversely affect our financial condition and results of operations. Additionally, while our credit facility contains a provision providing for an alternative rate calculation in the event LIBOR is unavailable, this provision may not adequately address the actual changes to LIBOR or successor rates.

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

Further, there has been public discussion that climate change may be associated with more extreme weather conditions, such as increased frequency and severity of storms, droughts, and floods. Extreme weather conditions have and in the future may interfere with our operating activities, disrupt our maritime logistics and intraplant supply chain, increase our costs of operations or reduce the efficiency of our operations, and potentially increase costs for insurance coverage in the aftermath of such conditions. Long-term, higher average global temperatures could result in changes in natural resources, growing seasons, precipitation patterns, weather patterns, species distributions, water availability, sea levels, and biodiversity. These impacts could cause changes in supplies of raw materials used to maintain our production capacity and could lead to possible increased sourcing costs in the future. We continually assess our manufacturing plants for risks and opportunities to increase our preparedness for climate change. We are continuing to evaluate sea level rise and storm surge at our plants to understand potential impacts and response actions that may need to be taken. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by companies or suppliers with whom we have a business relationship.

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
•Our ability to pay dividends or repurchase our common stock;
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

We cannot guarantee the timing, declaration, amount or payment of any dividends, and the terms of our indebtedness could limit our ability to pay dividends on our common stock.

The timing, declaration, amount and payment of dividends to stockholders, if any, will fall within the sole discretion of our Board. Among the items considered when establishing a dividend policy will be the capital intensive nature of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of our indebtedness limit our ability to pay cash dividends. There can be no assurance that we will continue to pay a dividend in the future.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ASIX”. On February 4, 2022, there were 18,830 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $40.55 per share.

As of February 4, 2022, 28,141,203 shares of our common stock and 0 shares of our preferred stock were outstanding.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 2021	—	$—	—	$59,581,679
November 2021 (1)	1,274	49.14	—	59,581,679
December 2021	—	—	—	$59,581,679
Total	1,274	$49.14	—

(1)	Total number of shares purchased includes 1,274 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards.

As of December 31, 2021, the Company had repurchased a total of 3,615,476 shares of common stock, including 525,714 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $102.4 million at a weighted average market price of $28.31 per share.

During the period January 1, 2022 through February 4, 2022, no additional shares were repurchased under the currently authorized repurchase program.

Dividends

As announced on February 18, 2022, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on March 15, 2022 to stockholders of record as of the close of business on March 1, 2022.

As announced on September 28, 2021, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on November 23, 2021 to stockholders of record as of the close of business on November 9, 2021.

We generally expect to declare and pay dividends on a quarterly basis; however, the timing, declaration, amount and payment of future dividends to stockholders, if any, will depend on our financial condition, earnings, capital requirements and debt service obligations and fall within the discretion of our Board. Holders of shares of our common stock will be entitled to receive dividends when, and if, declared by our Board at its discretion out of funds legally available for that purpose, subject to the terms of our indebtedness, the preferential rights of any preferred stock that may be outstanding, legal requirements, regulatory constraints, industry practices and other factors that our Board deems relevant. Our credit agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends. There can be no assurance that payment of a dividend will occur in the future.

The Company paid dividends of approximately $3.5 million for the year ended December 31, 2021, with no dividends declared during 2020 and 2019.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the total returns on the Standard & Poor’s ("S&P") Small Cap 600 Stock Index and the S&P Small Cap 600 Materials Index. The changes for the periods shown in the graph assume that $100 had been invested in AdvanSix stock and each index on December 31, 2016, and that all dividends, if any, were reinvested. The share price performance in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

260
220
180
140
100
60
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
AdvanSix Inc.
S&P Small Cap 600
S&P Small Cap 600 Materials

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
AdvanSix Inc.	100	190	110	90	90	214
S&P Small Cap 600	100	113	104	127	142	180
S&P Small Cap 600 Materials	100	110	85	103	126	150

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data or unless otherwise noted)

The following section, referred to as the "MD&A" presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in this Form 10-K. This section of this Form 10-K generally discusses our financial condition and results of operations as of and for the years ended December 31, 2021 and 2020 and year-to-year comparisons between 2021 and 2020. Discussions of our financial condition and results of operations as of and for the year ended December 31, 2019 and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021.

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

We believe that Nylon 6 end-market growth will continue to generally track global GDP over the long-term. Applications such as engineered plastics and packaging have potential to grow at faster rates given certain macrotrends. Additionally, we continue to execute against our strategic focus on developing and commercializing select higher-value, differentiated Nylon 6 products, such as our wire and cable, Post-Industrial Recycled resins and films and co-polymer offerings, in current and new customer applications.

We also manufacture, market and sell a number of chemical intermediate products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone, which is used by our customers in the production of adhesives, paints, coatings and solvents. Prices for acetone are influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. We continue to invest in and grow our differentiated product offerings in high-purity applications and high-value intermediates including our oximes-based EZ-Blox® anti-skinning agent used in paints and Nadone® cyclohexanone, which is a solvent used in various high-value applications.

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

As previously disclosed, the Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, and through the end of 2021, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19. The Company will continue to monitor developments and execute our operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Dividends

As announced on February 18, 2022, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on March 15, 2022 to stockholders of record as of the close of business on March 1, 2022.

As announced on September 28, 2021, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on November 23, 2021 to stockholders of record as of the close of business on November 9, 2021.

Acquisitions

On February 18, 2022, the Company announced the signing of a definitive agreement to acquire U.S. Amines, Ltd., a leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals, for an estimated net purchase price of approximately $100 million. The transaction is expected to close in the first quarter of 2022, subject to customary closing conditions.

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

Credit Agreement

On October 27, 2021, the Company completed a refinancing of its existing senior secured revolving credit facility under that certain Credit Agreement, dated as of September 30, 2016, among the Company, the guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (as amended by Amendment No. 1 on February 21, 2018 and Amendment No. 2 on February 19, 2020), by entering into a new Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a new senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Revolving Credit Facility”). For a discussion of the Credit Agreement and Revolving Credit Facility, please refer to "Note 9. Long-term Debt and Credit Agreement."

Anti-Dumping Duty Petitions

Acetone

On February 19, 2019, the Company announced that it filed anti-dumping duty petitions covering imports of acetone with the International Trade Commission (“ITC”) and U.S. Department of Commerce ("Commerce"). The petitions allege that dumped acetone imports into the United States from Belgium, Saudi Arabia, Singapore, South Africa, South Korea, and Spain have caused material injury to the domestic industry. On April 4, 2019, the ITC voted to continue the anti-dumping duty investigations concerning imports of acetone from all such nations other than Saudi Arabia. During the third quarter of 2019, Commerce announced its preliminary affirmative dumping determination regarding imports from Singapore, Spain, Belgium, South Africa and South Korea. On October 21, 2019, Commerce published its final affirmative determination of dumping regarding imports from Singapore and Spain, and on December 10, 2019, the ITC issued its final determination of material injury to the industry by reason of imports from Singapore and Spain. Effective December 20, 2019, Commerce imposed anti-dumping orders and applicable duties on imports of acetone from Singapore and Spain for a five-year period. On February 13, 2020, Commerce published its final affirmative determination of dumping regarding imports from Belgium, South Africa and South Korea and on March 17, 2020, the ITC issued its final determination of material injury to the industry by reason of imports from Belgium, South Africa and South Korea. Effective March 31, 2020, Commerce imposed anti-dumping orders and applicable duties on imports of acetone from Belgium, South Africa and South Korea for a five-year period. The anti-dumping orders are subject to annual administrative review, if requested, which may change the level of duties applicable to imports in future periods. On May 26, 2020, LG Chem, Ltd., and LG Chem America, Inc. filed a motion with the U.S. Court of International Trade contesting the final determination made by Commerce concerning imports from South Korea, and on June 19, 2020, the Company filed a motion to intervene. The anti-dumping orders applicable to imports from all other sources were not appealed. On August 13, 2021, the U.S. Court of International Trade affirmed its final determination and LG Chem did not file any further appeal.

Ammonium Sulfate

In January 2017, Commerce published its final affirmative determination in the anti-dumping duty investigation of imports of ammonium sulfate from the People's Republic of China ("PRC") and in March 2017, the ITC issued its final determination of material injury by reason of imports from the PRC. Effective March 9, 2017, Commerce imposed anti-dumping and countervailing duty orders and applicable duties on imports of ammonium sulfate from the PRC for a five-year period. The anti-dumping and countervailing duty orders are subject to annual administrative review, if requested, which may change the level of duties applicable to imports in future periods. In February 2022, Commerce and the ITC initiated five-year reviews of the anti-dumping and countervailing duty orders to determine whether to extend the orders for another five years. Determinations are expected in the fourth quarter of 2022.

Philadelphia Energy Solutions’ Shut Down

The Company has assessed the business impact of the fire that shut down Philadelphia Energy Solutions’ (“PES”) refinery in Philadelphia, Pennsylvania. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. As of year-end 2021, the Company has incurred an approximately $35 million unfavorable impact to pre-tax income since the refinery shut down and, during 2020, submitted a business interruption insurance claim, while realigning its supply chain to ensure the continuity of its cumene supply. While the Company has received $3.9 million of insurance proceeds through December 31, 2021, it continues to pursue the claim, which is ongoing.

Consolidated Results of Operations for the Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

Sales

	2021	2020	2019
Sales	$1,684,625	$1,157,917	$1,297,393
% change compared with prior period	45.5%	(10.8)%	(14.4)%

The change in sales is attributable to the following:

	2021 versus 2020	2020 versus 2019
Volume	7.4%	0.6%
Price	38.1%	(11.4)%
	45.5%	(10.8)%

2021 compared with 2020

Sales increased in 2021 compared to 2020 by $526.7 million (approximately 45%) due primarily to (i) favorable market-based pricing (approximately 20%), (ii) higher formula-based pass-through pricing (approximately 18%) as a result of net cost increases in benzene and propylene and (iii) higher sales volume (approximately 7%) driven primarily by improved end market demand and tight industry supply conditions across all product lines.

Cost of Goods Sold

	2021	2020	2019
Cost of goods sold	$1,410,503	$1,024,169	$1,161,921
% change compared with prior period	37.7%	(11.9)%	(13.3)%
Gross margin %	16.3%	11.6%	10.4%

2021 compared with 2020

Costs of goods sold increased in 2021 compared to 2020 by $386.3 million (approximately 38%) due primarily to (i) increased prices of raw materials (approximately 31%), (ii) higher sales volume (approximately 4%), (iii) increased plant spend and sales freight to support higher sales volume (approximately 3%) and (iv) an unfavorable non-cash LIFO inventory reserve adjustment (approximately 1%). The noted increase was partially offset by the collection of insurance proceeds related to the 2019 shut-down of cumene supplier Philadelphia Energy Solutions (approximately 1%).

Gross margin percentage increased by approximately 5% in 2021 compared to 2020 due primarily to (i) the net impact of formula-based pass-through pricing and increased market pricing (approximately 4%) and (ii) higher sales volume (approximately 2%), partially offset by increased plant spend and sales freight to support higher sales volume (approximately 2%).

Selling, General and Administrative Expenses

	2021	2020	2019
Selling, general and administrative expense	$82,985	$70,870	$75,375
% of sales	4.9%	6.1%	5.8%

2021 compared with 2020
Selling, general and administrative expenses increased in 2021 compared to 2020 by $12.1 million, or approximately 17%, due primarily to increased incentive and stock-based compensation costs and increased functional support costs, as compared to cost control measures implemented in response to the COVID-19 pandemic in the prior year.

Interest Expense, Net

	2021	2020	2019
Interest Expense, net	$5,023	$7,792	$5,454

2021 compared with 2020

Interest expense, net, decreased in 2021 compared to 2020 by $2.8 million, or approximately 36%, due primarily to lower average borrowings, partially offset by lower amounts of interest capitalized associated with capital projects.

Other Non-operating Expense, Net

	2021	2020	2019
Other non-operating expense, net	$998	$53	$1,295
2021 compared with 2020

The increase in Other non-operating expense, net in 2021 compared to 2020 was due primarily to an increase in deferred compensation expense in the current year.

Income Tax Expense

	2021	2020	2019
Income tax expense	$45,325	$8,956	$12,001
Effective tax rate	24.5%	16.3%	22.5%

Under a provision included in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company filed a Federal net operating loss (NOL) carryback claim in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company's effective income tax rate for 2021 was higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations partially offset by research tax credits and the foreign-derived intangible income deduction.

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

We are subject to income taxes in the United States and to a lesser extent several foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could impact our effective tax rate and cash flows from operating activities. The current U.S. administration has released various draft tax reform proposals and, as such, we continue to monitor these legislative proposals to evaluate the impact on our business.

As of December 31, 2021, 2020 and 2019, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

For additional discussion of income taxes and the effective income tax rate, see “Note 4. Income Taxes” in the Notes accompanying the audited Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income

	2021	2020	2019
Net income	$139,791	$46,077	$41,347

2021 compared with 2020

As a result of the factors described above, net income was $139.8 million in 2021 as compared to $46.1 million in 2020.

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

The following is a reconciliation between the non-GAAP financial measures of EBITDA and EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years Ended December 31,
	2021	2020	2019
Net income	$139,791	$46,077	$41,347
Interest expense, net	5,023	7,792	5,454
Income tax expense (benefit)	45,325	8,956	12,001
Depreciation and amortization	65,340	60,832	56,826
EBITDA (non-GAAP)	255,479	123,657	115,628
One-time Pottsville restructuring charges (1)	—	—	(11,020)
EBITDA excluding one-time Pottsville restructuring charges (non-GAAP)	$255,479	$123,657	$126,648

Sales	$1,684,625	$1,157,917	$1,297,393

EBITDA margin % (non-GAAP)	15.2%	10.7%	8.9%

EBITDA margin % excluding one-time Pottsville restructuring charges (non-GAAP)	15.2%	10.7%	9.8%

(1) 2019 one-time Pottsville restructuring charges reflect the closure of the Company's Pottsville, Pennsylvania films plant.

Liquidity and Capital Resources

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below and in the risk factors as previously disclosed in in Item 1A, Risk Factors. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements for the next twelve months and beyond. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities as well as the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements, both prior to and during the COVID-19 pandemic, has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

At December 31, 2021, the Company had approximately $15 million of cash on hand with approximately $364 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures were approximately $57 million in 2021 compared to $83 million in 2020, reflecting efficiencies in project execution in 2021 and the completion of several high-return growth and cost savings investments in 2020.

As noted in Note 4. "Income Taxes," the Company filed a Federal net operating loss (NOL) carryback claim under the CARES Act in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million received in the first quarter of 2021. Additionally, the Company deferred approximately $6.5 million of social security taxes in 2020 under the CARES Act of which 50% was paid on January 3, 2022 and the remainder is due by January 3, 2023.

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

We expect that our primary cash requirements for 2022 will be to fund costs associated with ongoing operations, capital expenditures and amounts related to contractual obligations. See below under “Capital Expenditures” for more information regarding our capital expenditures in 2021, 2020 and 2019 and anticipated capital expenditures for 2022. Amounts related to contractual obligations are related to principal repayments and interest payments on leases, long-term debt, purchase obligations, estimated environmental compliance costs, and postretirement benefit obligations. We anticipate that our estimated environmental compliance costs will be approximately $1.7 million in aggregate for 2022 through 2026. This amount is related to what has been accrued as probable and reasonably estimable as of December 31, 2021. For information regarding material cash requirements from known contractual obligations with respect to lease obligations, long-term debt principal repayments and purchase obligations please refer to "Note 8. Leases", "Note 9. Long-term Debt and Credit Agreement" and "Note 13. Commitments and Contingencies", respectively, to the Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments are estimated based on the interest rate applicable as of December 31, 2021 and approximate $4.1 million per year, subject to changes in variable interest rates and additional obligations.

The Company made contributions to the defined benefit pension plan of $17.5 million during the year ended December 31, 2021 sufficient to satisfy pension funding requirements for 2021 under the AdvanSix Retirement Earnings Plan. Cash contributions of $1.2 million, $3.6 million and $12.7 million were made in the first three quarters of 2021, respectively. No cash contributions were made in the fourth quarter of 2021. The Company plans to make $10.0 million to $15.0 million of cash contributions in 2022 and additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

The Company made cash contributions to the defined contribution plan of $5.9 million and $6.1 million for the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the Company had repurchased 3,615,476 shares of common stock, including 525,714 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $102.4 million at a weighted average market price of $28.31 per share. As of December 31, 2021, $59.6 million remained available for repurchase under the currently authorized repurchase program. During 2021 and the period from January 1, 2022 through February 4, 2022, no additional shares were repurchased under the currently authorized repurchase program.

At December 31, 2021, 2020 and 2019, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or financing activities with special-purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

As announced on February 18, 2022, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on March 15, 2022 to stockholders of record as of the close of business on March 1, 2022.

As announced on September 28, 2021, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on November 23, 2021 to stockholders of record as of the close of business on November 9, 2021. Dividends paid to common stockholders were approximately $3.5 million in 2021 and $0 in 2020.

We generally expect to declare and pay dividends on a quarterly basis; however, the timing, declaration, amount and payment of future dividends to stockholders, if any, will depend on our financial condition, earnings, capital requirements and debt service obligations and fall within the discretion of our Board. Holders of shares of our common stock will be entitled to receive dividends when, and if, declared by our Board at its discretion out of funds legally available for that purpose, subject to the terms of our indebtedness, the preferential rights of any preferred stock that may be outstanding, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. Our credit agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends. There can be no assurance that payment of a dividend will occur in the future.

Credit Agreement

On September 30, 2016, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the "Original Credit Agreement"), which was amended on February 21, 2018 pursuant to Amendment No. 1 to the Original Credit Agreement (the "First Amended and Restated Credit Agreement"), and further amended on February 19, 2020 pursuant to, Amendment No. 2 to the First Amended and Restated Credit Agreement (after giving effect to the Second Amendment, the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement had a five-year term with a scheduled maturity date of February 21, 2023.

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

On October 27, 2021, the Company completed a refinancing of the Second Amended and Restated Credit Agreement by entering into a new Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a new senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Revolving Credit Facility”).

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

Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 1.25% or the sum of a Eurodollar rate plus a margin ranging from 1.25% to 2.25%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee in respect of unused commitments under the Revolving Credit Facility, if any, at a rate ranging from 0.15% to 0.35% per annum depending on the Company’s Consolidated Leverage Ratio. As of October 27, 2021, the applicable margin under the Credit Agreement was 0.375% for base rate loans and 1.375% for Eurodollar loans and the applicable commitment fee rate was 0.175% per annum. The Revolving Credit Facility also contains certain administrative provisions regarding alternative rates of interest for LIBOR, as applicable.

Substantially all tangible and intangible assets of the Company and its domestic subsidiaries are pledged as collateral to secure the obligations under the Credit Agreement.

As of October 27, 2021, the Company borrowed $150 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will be subject to customary borrowing conditions.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at December 31, 2021 and through the date of the filing of this Annual Report on Form 10-K.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. For further information regarding risk and the impact COVID-19 could have on our business, financial condition, results of operations and liquidity, including our ability to comply with financial covenants in our credit facility and our access to, and cost of, capital, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

As of December 31, 2021, $364 million was available for use out of the total of $500 million under the Revolving Credit Facility.

As of December 31, 2020, we had a balance of $275 million under our prior credit facility. During the twelve months ended December 31, 2021, we repaid an incremental net amount of $140 million to bring the balance under the Revolving Credit Facility to $135 million as of December 31, 2021. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

The Company had approximately $1 million of letter of credit agreements outstanding under the Revolving Credit Facility at December 31, 2021. There was no amount associated with bilateral letters of credit outside the Revolving Credit Facility.

Cash Flow Summary for the Years Ended December 31, 2021, 2020 and 2019

Our cash flows from operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019, as reflected in the audited Consolidated Financial Statements included in this Form 10-K, are summarized as follows:

	Years Ended December 31,
	2021	2020	2019
(Dollars in thousands)
Cash provided by (used for):
Operating activities	$218,849	$111,847	$120,385
Investing activities	(67,562)	(84,103)	(153,125)
Financing activities	(146,793)	(24,188)	29,982
Net change in cash and cash equivalents	$4,494	$3,556	$(2,758)

2021 compared with 2020

Net cash provided by operating activities increased by $107.0 million for the year ended December 31, 2021 versus the prior year due primarily to a $93.7 million increase in net income and a $21.6 million cash improvement from Taxes receivable (including a $12.3 million cash tax refund received in the first quarter of 2021). These net favorable impacts were partially offset by a $7.7 million unfavorable cash impact from Other assets and liabilities driven a decrease in pension liability of $10.0 million (primarily reflecting the impact of cash pension contributions) partially offset by a $2.7 million increase in prepaid expenses. Cash from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) was relatively neutral year-over-year, with a $20.8 million unfavorable cash impact for the year ended December 31, 2021 compared to a $20.2 million unfavorable cash impact in the prior year period. Included within the year-over-year neutrality of working capital was a $23.6 million unfavorable impact due to the strategic absence of our typical ammonium sulfate pre-buy cash advances during the fourth quarter of 2021.

Cash used for investing activities decreased by $16.5 million for the year ended December 31, 2021 versus the prior year period due to a decrease in cash paid for capital expenditures of approximately $26.1 million reflecting capital project efficiencies and timing of project execution offset by cash paid for the acquisition of Commonwealth Industrial Services, Inc. of approximately $9.5 million.

Cash used for financing activities increased by $122.6 million for the year ended December 31, 2021 versus the prior year due to net payments on the credit facility of $140.0 million for the year ended December 31, 2021 compared to net payments of $22.0 million during the prior year. During the year ended December 31, 2021 the Company paid dividends of approximately $3.5 million and entered into a new Revolving Credit Facility, as described above, with approximately $2.4 million in fees compared to fee payments of $0.4 million during the prior year, both of which are described above.

Capital Expenditures

Our operations are capital intensive, requiring ongoing investments that have consisted, and are expected to continue to consist, primarily of capital expenditures required to maintain and improve equipment reliability, expand production output, further improve mix, yield and cost position and comply with environmental and safety regulations.

The following table summarizes ongoing and expansion capital expenditures for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
(Dollars in thousands)
Purchases of property, plant and equipment	$56,811	$82,918	$150,322

Capital expenditures decreased $26.1 million from 2020 to 2021 reflecting process and execution efficiencies, as well as timing and scope of replacement maintenance and high-return growth and cost savings projects.

For 2022, we expect our total capital expenditures to be approximately $95 million to $105 million. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

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

Inventories valued at LIFO amounted to $149.6 million and $180.1 million at December 31, 2021 and 2020. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $6.0 million and $35.4 million higher at December 31, 2021 and 2020.

Goodwill – The Company had goodwill of $17.6 million and $15.0 million as of December 31, 2021 and 2020, respectively. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company completed its annual goodwill impairment test as of March 31, 2021 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

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

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in "Note 16. Stock-Based Compensation Plans" to the Consolidated Financial Statements included in Item 8 of this Form 10-K, are non-qualified stock options, performance stock units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest, including the impact of the Company's anticipated performance against certain metrics for performance stock units, is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Estimates of future performance are utilized to determine the underlying expense for shares expected to vest. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

A 25 basis point increase in the discount rate would result in a decrease of approximately $0.1 million to the net periodic benefit cost for 2022, while a 25 basis point decrease in the discount rate would result in an increase of approximately $0.1 million to the net periodic benefit cost for 2022. The resulting impact on the pension benefit obligation would be a decrease of $3.5 million and an increase of $3.7 million, respectively.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant, but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Revolving Credit Facility.

As of December 31, 2021, the Company had one interest rate swap agreement outstanding for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception and was effective July 31, 2019 with a maturity date of February 21, 2023. The interest rate swap has been designated as a cash flow hedge and converts the Company's interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of this interest rate swap, interest payments on approximately 37% of our borrowings, as of December 31, 2021, have been swapped from floating rate to fixed rate for the life of the swap, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of December 31, 2021, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at December 31, 2021, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the year ended December 31, 2021 would have resulted in an increase or decrease to our interest expense of approximately $0.2 million.

See “Note 12. Derivative and Hedging Instruments” to the Consolidated Financial Statements included in this Form 10-K, for a discussion relating to credit and market, commodity price and interest rate risk management.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

To the Board of Directors and Stockholders of AdvanSix Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AdvanSix Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Transfer of Control

As described in Notes 2 and 3 to the consolidated financial statements, the Company recorded $1,685 million in sales for the year ended December 31, 2021. Sales of the Company’s products to customers are made under a purchase order, and in certain cases in accordance with the terms of a master services agreement. A performance obligation is created when a customer submits a purchase order for a specific product at a specified price. Management considers the performance obligation satisfied at the point in time when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and risk of loss to the customer. Transfer of control to the customer occurs through various modes of shipment, including trucks, railcars, and vessels, and follows a variety of commercially acceptable shipping or destination point terms pursuant to the arrangement with the customer.

The principal considerations for our determination that performing procedures relating to revenue recognition – transfer of control is a critical audit matter are the high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to the determination of the point in time when control of the product was transferred to the customer and thus revenue was recognized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s revenue recognition process, including controls over the point in time when control of the product was transferred to the customer. These procedures also included, among others (i) evaluating, on a sample basis, management’s determination of the point in time when control of the product was transferred to the customer based on contractual terms in customer arrangements and the impact of this determination on the timing of revenue recognition; (ii) testing, on a sample basis, the point in time when control of the product was transferred to the customer by obtaining supporting purchase orders and shipping documents; and (iii) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 18, 2022

We have served as the Company’s auditor since 2015.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Sales	$1,684,625	$1,157,917	$1,297,393
Costs, expenses and other:
Costs of goods sold	1,410,503	1,024,169	1,161,921
Selling, general and administrative expenses	82,985	70,870	75,375
Interest expense, net	5,023	7,792	5,454
Other non-operating expense, net	998	53	1,295
Total costs, expenses and other	1,499,509	1,102,884	1,244,045

Income before taxes	185,116	55,033	53,348
Income tax expense	45,325	8,956	12,001
Net income	$139,791	$46,077	$41,347

Earnings per common share
Basic	$4.97	$1.64	$1.47
Diluted	$4.81	$1.64	$1.43
Weighted average common shares outstanding
Basic	28,152,876	28,048,726	28,122,288
Diluted	29,045,186	28,157,062	28,898,836

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$139,791	$46,077	$41,347
Foreign exchange translation adjustment	(43)	(49)	(9)
Cash-flow hedges	1,789	(1,028)	(673)
Pension obligation adjustments	7,847	(5,604)	(6,295)
Other comprehensive income (loss), net of tax	9,593	(6,681)	(6,977)
Comprehensive income	$149,384	$39,396	$34,370

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$15,100	$10,606
Accounts and other receivables – net	178,140	123,554
Inventories – net	149,570	180,085
Taxes receivable	947	12,289
Other current assets	6,097	6,969
Total current assets	349,854	333,503
Property, plant and equipment – net	767,964	765,469
Operating lease right-of-use assets	136,207	114,484
Goodwill	17,592	15,005
Other assets	40,382	34,946
Total assets	$1,311,999	$1,263,407
LIABILITIES
Current liabilities:
Accounts payable	$221,234	$190,227
Accrued liabilities	49,712	41,152
Operating lease liabilities – short-term	36,127	29,279
Deferred income and customer advances	2,749	26,379
Total current liabilities	309,822	287,037
Deferred income taxes	133,330	125,575
Operating lease liabilities – long-term	100,580	85,605
Line of credit – long-term	135,000	275,000
Postretirement benefit obligations	18,243	39,168
Other liabilities	13,834	6,899
Total liabilities	710,809	819,284

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,755,430 shares issued and 28,139,954 outstanding at December 31, 2021; 31,627,139 shares issued and 28,033,227 outstanding at December 31, 2020	318	316
Preferred stock, par value $0.01; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Treasury stock at par (3,615,476 shares at December 31, 2021; 3,593,912 shares at December 31, 2020)	(36)	(36)
Additional paid-in capital	195,931	184,732
Retained earnings	411,516	275,243
Accumulated other comprehensive loss	(6,539)	(16,132)
Total stockholders' equity	601,190	444,123
Total liabilities and stockholders' equity	$1,311,999	$1,263,407

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$139,791	$46,077	$41,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,340	60,832	56,826
Loss on disposal of assets	1,711	696	5,190
Deferred income taxes	4,702	17,611	8,442
Stock-based compensation	11,299	4,902	8,349
Accretion of deferred financing fees	677	553	427
Restructuring charges	—	—	11,020
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(53,772)	(18,990)	54,383
Inventories	31,227	(8,375)	(35,567)
Taxes receivable	11,342	(10,242)	(707)
Accounts payable	25,393	(1,337)	(20,333)
Accrued liabilities	14,654	13,892	(4,561)
Deferred income and customer advances	(23,630)	8,456	(2,860)
Other assets and liabilities	(9,885)	(2,228)	(1,571)
Net cash provided by operating activities	218,849	111,847	120,385

Cash flows from investing activities:
Expenditures for property, plant and equipment	(56,811)	(82,918)	(150,322)
Acquisition of business	(9,523)	—	—
Other investing activities	(1,228)	(1,185)	(2,803)
Net cash used for investing activities	(67,562)	(84,103)	(153,125)

Cash flows from financing activities:
Borrowings from line of credit	176,000	364,000	419,250
Payments of line of credit	(316,000)	(386,000)	(322,250)
Payment of line of credit facility fees	(2,442)	(425)	—
Principal payments of finance leases	(735)	(710)	(4,839)
Dividend payments	(3,518)	—	—
Purchase of treasury stock	(652)	(1,055)	(62,196)
Issuance of common stock	554	2	17
Net cash provided by (used for) financing activities	(146,793)	(24,188)	29,982

Net change in cash and cash equivalents	4,494	3,556	(2,758)
Cash and cash equivalents at beginning of year	10,606	7,050	9,808
Cash and cash equivalents at the end of year	$15,100	$10,606	$7,050
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$11,720	$6,178	$21,594
Supplemental cash activities:
Cash paid for interest	$4,459	$7,290	$5,201
Cash paid for income taxes	$31,000	$2,005	$6,993

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2018	30,555,715	306	234,699	187,819	(12)	(2,474)	420,338

Net Income	—	—	—	41,347	—	—	41,347
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(9)	(9)
Cash-flow hedges	—	—	—	—	—	(673)	(673)
Pension obligation adjustments	—	—	—	—	—	(6,295)	(6,295)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,977)	(6,977)
Issuance of common stock	868,183	8	9	—	—	—	17
Acquisition of treasury shares (2,298,407 shares)		—	(62,173)	—	(23)	—	(62,196)
Stock-based compensation	—	—	8,349	—	—	—	8,349
Balance at December 31, 2019	31,423,898	314	180,884	229,166	(35)	(9,451)	400,878

Net Income	—	—	—	46,077	—	—	46,077
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(49)	(49)
Cash-flow hedges	—	—	—	—	—	(1,028)	(1,028)
Pension obligation adjustments	—	—	—	—	—	(5,604)	(5,604)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,681)	(6,681)
Issuance of common stock	203,241	2	—	—	—	—	2
Acquisition of treasury shares (84,791 shares)		—	(1,054)	—	(1)	—	(1,055)
Stock-based compensation	—	—	4,902	—	—	—	4,902
Balance at December 31, 2020	31,627,139	$316	$184,732	$275,243	$(36)	$(16,132)	$444,123

Net Income	—	—	—	139,791	—	—	139,791
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(43)	(43)
Cash-flow hedges	—	—	—	—	—	1,789	1,789
Pension obligation adjustments	—	—	—	—	—	7,847	7,847
Other comprehensive income (loss), net of tax	—	—	—	—	—	9,593	9,593
Issuance of common stock	128,291	2	552	—	—	—	554
Acquisition of treasury shares ( 21,564 shares)	—	—	(652)	—	—	—	(652)
Stock-based compensation	—	—	11,299	—	—	—	11,299
Dividends	—	—	—	(3,518)	—	—	(3,518)
Balance at December 31, 2021	31,755,430	$318	$195,931	$411,516	$(36)	$(6,539)	$601,190

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts or unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix”, the “Company”, “we” or “our”) plays a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the vertically integrated value chain of our three U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect.

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

The Company’s Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company continues to consider the impact of COVID-19 on the estimates and assumptions used for the financial statements. As previously disclosed, the Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, and through the end of 2021, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19. The Company will continue to monitor developments and execute our operational and safety mitigation plans as previously disclosed.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Company of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $4.5 million at December 31, 2021 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

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

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices, and generally they do not include take-or-pay terms. Instead, each customer agreement, the majority of which have a term of at least one year, is typically determined by monthly or quarterly volume estimates. We may also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2021 and 2020, we had no contracts with notional amounts related to forward commodity agreements.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $149.6 million and $180.1 million at December 31, 2021 and 2020. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $6.0 million and $35.4 million higher at December 31, 2021 and 2020.

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

Goodwill – The Company had goodwill of $17.6 million and $15.0 million as of December 31, 2021 and 2020, respectively. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company completed its annual goodwill impairment test as of March 31, 2021 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

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

Deferred Income and Customer Advances – AdvanSix typically has an annual pre-buy program for ammonium sulfate that is classified as deferred income and customer advances in the Consolidated Balance Sheets. Customers pay cash in advance to reserve capacity for ammonium sulfate to guarantee product availability during peak planting season. The Company recognizes a customer advance when cash is received for the advanced buy. Revenue is then recognized and the customer advance is relieved upon title transfer of ammonium sulfate.

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

Research and Development – AdvanSix conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications consisting primarily of labor costs and depreciation and maintenance costs. R&D costs are charged to expense as incurred. Such costs are included in costs of goods sold and were $14.0 million, $11.8 million, and $13.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Debt Issuance Costs – Debt issuance costs are capitalized as a component of Other assets and are amortized through interest expense over the related term.

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in "Note 16. Stock-Based Compensation Plans" to the Consolidated Financial Statements included in Item 8 of this Form 10-K, are non-qualified stock options, performance stock units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest, including the impact of the Company's anticipated performance against certain metrics for performance stock units, is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Estimates of future performance are utilized to determine the underlying expense for shares expected to vest. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

Dividend Equivalents – If a dividend is authorized by the Board for stockholders of common stock, holders of unvested RSUs and unvested PSUs will have their accounts credited with dividend equivalents in the form and in an amount equal to the dividend that the holder would have received had the shares underlying the RSUs and PSUs been distributed at the time that such dividend was paid. Dividend equivalents are subject to the same vesting, forfeiture, performance and payment restrictions as the respective equity award for which it is attributable. Since the dividend equivalents are forfeitable, there is no impact on the basic earnings per share calculation.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in the ASU remove certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. Therefore, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. This will result in more convertible debt instruments being accounted for as a single liability measured at its amortized cost and more convertible preferred stock being accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The ASU also amends the derivative scope exception guidance for contracts in an entity’s own equity. The amendments remove three settlement conditions that are required for equity contracts to qualify for the derivative scope exception. The guidance is effective for public business entities for fiscal years, and interim terms within those fiscal years, beginning after December 15, 2021. Early adoption of the amendments in this update is permitted, but no earlier than fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2022, which did not have any impact on the Company's consolidated financial position or results of operations upon adoption.

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

Note 3. Revenue

We serve approximately 400 customers annually in approximately 50 countries and across a wide variety of industries. For 2021, 2020 and 2019, the Company's ten largest customers accounted for approximately 40%, 43% and 47% of total sales, respectively.

We typically sell to customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. ("Shaw"), a significant consumer of caprolactam and Nylon 6 resin. We sell caprolactam and

Nylon 6 resin to Shaw under a long-term agreement. Sales to Shaw were 12% of our total sales for the year ended December 31, 2021, 14% for the year ended December 31, 2020 and 22% for the year ended December 31, 2019.

The Company’s revenue by product line, and related approximate percentage of total sales for 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021		2020		2019
Nylon	$422,897	25%	$284,701	24%	$351,169	27%
Caprolactam	316,132	19%	216,268	19%	278,634	22%
Chemical Intermediates	544,504	32%	369,130	32%	368,361	28%
Ammonium Sulfate	401,092	24%	287,818	25%	299,229	23%
	$1,684,625	100%	$1,157,917	100%	$1,297,393	100%

The Company’s revenues by geographic area, and related approximate percentage of total sales for 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021		2020		2019
United States	$1,382,501	82%	$890,776	77%	$1,057,498	82%
International	302,124	18%	267,141	23%	239,895	18%
Total	$1,684,625	100%	$1,157,917	100%	$1,297,393	100%

Deferred Income and Customer Advances

The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the twelve months ended December 31, 2021:

Deferred Income and Customer Advances	2021
Opening balance January 1, 2021	$26,379
Additional cash advances	4,328
Less amounts recognized in revenues	(27,958)
Ending balance December 31, 2021	$2,749

The Company expects to recognize as revenue the December 31, 2021 ending balance of Deferred income and customer advances within one year or less.

Note 4. Income Taxes

	Years Ended December 31,
	2021	2020	2019
Income before taxes
U.S.	$184,963	$54,902	$53,231
Non-U.S.	153	131	117
	$185,116	$55,033	$53,348

Income taxes
Income tax expense (benefit) consists of:

	Years Ended December 31,
	2021	2020	2019
Current Provision:
Federal	$34,079	$(10,289)	$2,519
State	6,504	1,605	1,007
Non-U.S.	35	20	24
Total current provision	$40,618	$(8,664)	$3,550
Deferred Provision:
Federal	$2,256	$17,853	$7,536
State	2,445	(240)	907
Non-U.S.	6	7	8
Total deferred provision	4,707	17,620	8,451
Total income tax expense (benefit)	$45,325	$8,956	$12,001

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes	3.0%	2.0%	2.8%
U.S. state income tax rate change	0.8%	—%	—%
Energy credit	—%	(6.2)%	—%
Forfeitures, cancellations and shortfalls of equity compensation	—%	0.3%	—%
Executive compensation limitations	1.0%	0.9%	1.5%
Research and other tax credits	(0.3)%	(2.6)%	(3.0)%
Foreign derived intangible income deduction	(0.9)%	—%	—%
Other, net	(0.1)%	0.9%	0.2%
	24.5%	16.3%	22.5%

The Company's effective income tax rate for 2021 was higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations partially offset by research tax credits and the foreign-derived intangible income deduction.

Under a provision included in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company filed a Federal net operating loss (NOL) carryback claim in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021. Although the carryback claim generated a $12.3 million refund, it also resulted in the loss of prior year permanent tax benefits, the impact of which, is reflected in the above table under "Other, net" above.

On March 11, 2021, the American Rescue Plan Act ("ARPA") was signed into law. The ARPA is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislative relief, along with the previous governmental relief packages, provide for numerous changes to current tax law. The ARPA did not have a material impact on our financial statements for the year ended December 31, 2021.

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

As of December 31, 2021, 2020 and 2019, there were no unrecognized tax benefits recorded by the Company (see below for further information on unrecognized tax benefits). Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

The Company uses the flow-through method to account for investment tax credits, including certain energy credits. Under this method, investment tax credits are recognized as a reduction to income tax expense in the year they are earned.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company is currently under a federal tax examination for the tax years ended December 31, 2017 through December 31, 2019. There are no material examinations by state tax authorities; however, tax years 2017 through 2021 generally remain open under the statute of limitations and are subject to examination by the tax authorities.

We are subject to income taxes in the United States and to a lesser extent several foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could impact our effective tax rate and cash flows from operating activities. The current US administration has released various draft tax reform proposals, as such, we continue to monitor these legislative proposals to evaluate the impact on our business.

Deferred tax assets (liabilities)

The tax effects of temporary differences which give rise to future income tax benefits and expenses are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net Operating Loss	$51	$107
Accruals and Reserves	7,040	4,966
Inventory	5,934	4,439
Pension Obligation	2,500	8,028
Operating lease liability	32,902	27,358
Equity Compensation	2,584	1,793
Other	421	900
Total gross deferred tax assets	51,432	47,591
Less: Valuation Allowance	—	—
Total deferred tax assets	$51,432	$47,591

Deferred tax liabilities:
Property, plant & equipment	$(146,717)	$(140,735)
Intangibles	(3,721)	(3,744)
Operating lease asset	(32,782)	(27,262)
Other	(1,542)	(1,417)
Total deferred tax liabilities	(184,762)	(173,158)
Net deferred taxes	$(133,330)	$(125,567)

The net deferred taxes are primarily related to U.S. operations. The federal net operating loss ("NOL") generated as of December 31, 2019 was carried back to previous tax periods under the CARES Act and the amount was fully utilized in the carryback claim. As of 2021, we recognized a state NOL carryforward in Illinois for $0.7 million which begins to expire in 2028. The Company fully utilized its foreign NOL as of December 31, 2021. The Company has no material federal or state tax credit carryforwards remaining as of December 31, 2021. We believe that the state NOL carryforward, tax credit carryforwards and other deferred tax assets are more likely than not to be realized and we have not recorded a valuation allowance against the deferred tax assets.

The Company's accounting policy is to record the tax impacts of Global intangible low-taxed income as a period cost.

As of December 31, 2021 and 2020, there were no material undistributed earnings of the Company's non-U.S. subsidiaries and, as such, we have not provided a deferred tax liability for undistributed earnings.

Unrecognized tax benefits

The following table sets forth the change in the Company's unrecognized tax benefits (UTBs) for year ended December 31, 2021 and 2020. There are no unrecognized tax benefits in 2019.

	December 31,
	2021	2020
Unrecognized tax benefits - January 1	$—	$—
Gross amounts of decreases in UTBs for tax positions related to the prior year	—	(3,804)
Gross amounts of increases in UTBs for tax positions related to the prior year	—	3,804
Gross amounts of increases and decreases in UTBs for tax positions taken during the current period	—	—
Unrecognized tax benefits - December 31	$—	$—

At the end of fiscal 2019, it was unclear whether we qualified for a certain energy tax credit. After performing a detailed review during the second quarter of 2020, we concluded it was appropriate to recognize a tax benefit (credit) of $3.8 million. However, based on information available at the time, we also recorded a corresponding unrecognized tax benefit reserve for the same amount. A portion of this credit which was claimed on the 2019 U.S. federal income tax return of approximately $2.2 million was utilized in the carryback claim under the CARES Act and the remaining was utilized in 2020. In the fourth quarter of 2020, based on a thorough evaluation of new information and applicable technical guidance, the Company reassessed its position which resulted in the reversal of the unrecognized tax benefit as reflected in the above table. As such, the full amount of the energy credit is reflected in the effective income tax rate reconciliation table above for the year ended December 31, 2020.

Note 5. Accounts and Other Receivables – Net

	December 31,
	2021	2020
Accounts receivables	$175,584	$122,357
Other	4,051	2,668
Total accounts and other receivables	179,635	125,025
Less – allowance for doubtful accounts	(1,495)	(1,471)
Total accounts and other receivables – net	$178,140	$123,554

The roll-forward of allowance for doubtful accounts are summarized in the table below:

	Balance at Beginning of Year	Charged to Costs	Charged to Other Accounts (1)	Bad Debt Write-Offs (1)	Balance at End of Year
Year ended December 31, 2021	$1,471	$—	$—	$24	$1,495
Year ended December 31, 2020	2,323	33	(559)	(326)	1,471
Year ended December 31, 2019	7,467	274	(396)	(5,022)	2,323
(1) No Impact to Statement of Operations

Note 6. Inventories

	December 31,
	2021	2020
Raw materials	$56,961	$88,612
Work in progress	43,526	54,291
Finished goods	27,961	45,345
Spares and other	27,150	27,198
	155,598	215,446
Reduction to LIFO cost basis	(6,028)	(35,361)
Total inventories	$149,570	$180,085

Note 7. Property, Plant, Equipment – Net

	December 31,
	2021	2020
Land and improvements	$6,566	$6,396
Machinery and equipment	1,476,896	1,430,192
Buildings and improvements	209,604	201,728
Construction in progress	44,414	47,000
	1,737,480	1,685,316
Less – accumulated depreciation	(969,516)	(919,847)
Total property, plant, equipment – net	$767,964	$765,469

Capitalized interest was $2,565, $5,580 and $6,359 for the years ended December 31, 2021, 2020 and 2019, respectively.

Depreciation expense was $61,405, $57,240 and $53,424 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The components of lease expense were as follows:

	Years Ended December 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$706	$697
Interest on lease liabilities	33	48
Total finance lease cost	739	745
Operating lease cost	40,994	44,513
Short-term lease cost	10,632	7,832
Total lease cost	$52,365	$53,090

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,888	$44,445
Operating cash flows from finance leases	31	51
Financing cash flows from finance leases	735	710
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	41,132	16,082
Finance leases	1,352	16

Supplemental balance sheet information related to leases was as follows:

	Years Ended December 31,
	2021	2020
Operating Leases
Operating lease right-of-use assets	$136,207	$114,484
Operating lease liabilities – short term	36,127	29,279
Operating lease liabilities – long term	100,580	85,605
Total operating lease liabilities	$136,707	$114,884
Finance Leases
Property, plant and equipment – gross	$2,663	$1,978
Accumulated depreciation	(1,274)	(1,257)
Property, plant and equipment – net	$1,389	$721
Accounts payable	600	509
Other liabilities	741	215
Total finance lease liabilities	$1,341	$724
Weighted Average Remaining Lease Term
Operating leases	8.2 years	9.8 years
Finance leases	2.8 years	1.5 years
Weighted Average Discount Rate
Operating leases	5.32%	6.07%
Finance leases	2.75%	4.65%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022	$42,414	$628
2023	37,776	435
2024	27,043	205
2025	18,397	76
2026	8,974	47
Thereafter	44,181	—
Total lease payments	178,785	1,391
Less imputed interest	(42,078)	(50)
Total	$136,707	$1,341

As of December 31, 2021, we have additional operating leases that have not yet commenced for $3.4 million. These leases will commence during 2022 with lease terms of up to 7 years.

Note 9. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2021 consisted of the following:

Total term loan outstanding	$—
Amounts outstanding under the Revolving Credit Facility	135,000
Total outstanding indebtedness	135,000
Less: amounts expected to be repaid within one year	—
Total long-term debt due after one year	$135,000

At December 31, 2021, the Company assessed the Revolving Credit Facility (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Scheduled principal repayments under the Long-term Debt and Credit Agreement subsequent to December 31, 2021 are as follows:

2022	$—
2023	—
2024	—
2025	—
2026	135,000
Thereafter	—
Total	$135,000

Credit Agreement

On September 30, 2016, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the "Original Credit Agreement"), which was amended on February 21, 2018 pursuant to Amendment No. 1 to the Original Credit Agreement (the "First Amended and Restated Credit Agreement"), and further amended on February 19, 2020 pursuant to, Amendment No. 2 to the First Amended and Restated Credit Agreement (after giving effect to the Second Amendment, the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement had a five-year term with a scheduled maturity date of February 21, 2023.

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

On October 27, 2021, the Company completed a refinancing of its existing senior secured revolving credit facility under the Second Amended and Restated Credit Agreement by entering into a new Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a new senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Revolving Credit Facility”).

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

Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 1.25% or the sum of a Eurodollar rate plus a margin ranging from 1.25% to 2.25%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee in respect of unused commitments under the Revolving Credit Facility, if any, at a rate ranging from 0.15% to 0.35% per annum depending on the Company’s Consolidated Leverage Ratio. As of October 27, 2021, the applicable margin under the Credit Agreement was 0.375% for base rate loans and 1.375% for Eurodollar loans and the applicable commitment fee rate was 0.175% per annum.

Substantially all tangible and intangible assets of the Company and its domestic subsidiaries are pledged as collateral to secure the obligations under the Credit Agreement.

As of October 27, 2021, the Company borrowed $150 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will be subject to customary borrowing conditions.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at December 31, 2021 and through the date of the filing of this Annual Report on Form 10-K.

Note 10. Postretirement Benefit Obligations

Defined Contribution Benefit Plan

On January 1, 2017, the Company established a defined contribution plan which covers all eligible U.S. employees. Our plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis to save for their future retirement needs. The Company matches 50% of the first 8% of contributions for employees covered by a collective bargaining agreement and matches 75% of the first 8% of the employee’s contribution election for all other employees. The plan’s matching contributions vest after three years of service with the Company. The Company may also provide an additional discretionary retirement savings contribution which is at the sole discretion of the Company. The Company made contributions to the defined contribution plan of $5,874, $6,142 and $5,944 for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Change in benefit obligation:	2021	2020	2019
Benefit obligation at January 1,	$89,137	$69,281	$48,450
Service Cost	7,817	8,021	6,855
Interest Cost	2,071	2,175	2,084
Actuarial losses (gains)	(6,342)	10,507	12,364
Benefits Paid	(1,294)	(847)	(472)
Benefit obligation at December 31,	$91,389	$89,137	$69,281

Change in plan assets:
Fair value of plan assets at January 1,	$48,444	$35,979	$26,789
Actual return on plan assets	6,572	5,212	$5,462
Benefits paid	(1,294)	(847)	(472)
Company Contributions	17,530	8,100	4,200
Fair value of plan assets at December 31,	71,252	48,444	35,979

Under-Funded status of plan	$20,137	$40,693	$33,302

Amounts recognized in Balance Sheet consists of:
Accrued pension liabilities-current (1)	$1,894	$1,525	$892
Accrued pension liabilities-noncurrent (2)	18,243	39,168	32,410
Total pension liabilities recognized	$20,137	$40,693	$33,302

(1) Included in accrued liabilities on Balance Sheet
(2) Included in postretirement benefit obligations on Balance Sheet

Pension amount recognized in accumulated other comprehensive loss (income) associated with the Company's pension plan are as follows for:

	Years Ended December 31,
	2021	2020	2019
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net actuarial (gain) loss	1,071	11,405	4,012
Pension amounts recognized in other comprehensive loss (income)	$1,071	$11,405	$4,012

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for our pension plan include the following components:

	Years Ended December 31,
	2021	2020	2019
Net periodic pension cost (benefit)
Service cost	$7,817	$8,021	$6,855
Interest cost	2,071	2,175	2,084
Expected return on plan assets	(2,924)	(2,098)	(1,336)
Recognition of actuarial losses	345	—	—
Net periodic Pension Cost	7,309	8,098	7,603
Other changes in benefits obligations recognized in other comprehensive loss (income)
Actuarial losses (gains)	(10,335)	7,393	8,238
Total recognized in other comprehensive income	(10,335)	7,393	8,238
Total net periodic pension cost (benefit) recognized in Other comprehensive income	$(3,026)	$15,491	$15,841

The estimated actuarial loss (gain) that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2021 and 2020 was nil.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our pension plan were as follows:

Key actuarial assumptions used to determine benefit obligations at December 31,	2021	2020	2019
Effective discount rate for benefit obligation	3.1%	2.9%	3.5%
Expected annual rate of compensation increase	2.4%	2.4%	2.4%

Key actuarial assumptions used to determine the net periodic benefit cost for the years ended December 31,	2021	2020	2019
Effective discount rate for service cost	2.9%	3.5%	4.6%
Effective discount rate for interest cost	2.3%	3.2%	4.3%
Expected long-term rate of return	6.8%	6.8%	7.0%
Expected annual rate of compensation increase	2.4%	2.4%	2.8%

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

The accumulated benefit obligation for our pension plan was $79.6 million, $73.2 million and $54.4 million as of December 31, 2021, 2020 and 2019, respectively.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid during the following years:

2022	$1,894
2023	2,376
2024	2,874
2025	3,386
2026	3,914
Thereafter	25,916

Our general funding policy for our pension plan is to contribute amounts at least sufficient to satisfy regulatory funding standards. The Company made pension plan contributions sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan as follows:

	Years Ended December 31,
	2021	2020	2019
1st Quarter	$1,200	$1,700	$—
2nd Quarter	3,620	—	500
3rd Quarter	12,710	—	3,700
4th Quarter	—	6,400	—
Total	$17,530	$8,100	$4,200

The Company plans to make pension plan contributions during 2022 sufficient to satisfy pension funding requirements of $10.0 million to $15.0 million as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

The target asset allocation percent for the Company's pension plan assets is summarized as follows:

	Years Ended December 31,
	2021	2020
Cash and cash equivalents	2%	2%
US and non-US equity securities	65%	65%
Fixed income / real estate / other securities	33%	33%
Total Pension Assets	100%	100%

Fixed income and other securities include investment grade securities covering the Treasury, agency, asset-backed, mortgage-backed and credit sectors of the U.S. Bond Market, as well as listed real estate companies and real estate investment trusts located in both developed and emerging markets.

	Fair Value at December 31,
Fair Value Measurements	2021	2020	2019
Investments valued using NAV per share
Emerging Markets Region Equities	$4,249	$3,199	$2,264
International Region Equities	13,303	9,274	6,755
United States Equities	34,273	20,528	15,377
United States Bonds	17,357	12,506	9,477
Real Estate	599	2,312	1,767
Cash Fund	1,471	625	339
Total Pension Plan Assets at Fair Value	$71,252	$48,444	$35,979

The pension plan assets are invested in collective investment trust funds as shown above. These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy.

Note 11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In July 2019, the Company entered into an interest rate swap transaction related to its credit agreement. The fair value of the interest rate swaps at December 31, 2021, 2020 and 2019 was a loss of approximately $0.7 million, $3.1 million and $1.7 million, respectively, and is considered a Level 2 liability.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at December 31, 2021 and December 31, 2020, respectively. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2021 and 2020, we had zero contracts with notional amounts related to forward commodity agreements.

Interest Rate Risk Management – As of December 31, 2021, the company had one interest rate swap agreement outstanding for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception and was effective July 31, 2019 with a maturity date of February 21, 2023. The interest rate swap has been designated as a cash flow hedge and converts the Company's interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of this interest rate swap, interest payments on approximately 37% of our borrowings, as of December 31, 2021, have been swapped from floating rate to fixed rate for the life of the swap, without an exchange of the underlying principal amount.

	Liability Derivatives

	2021		2020		2019

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	$(708)	Accrued liabilities and Other liabilities	$(3,063)	Accrued liabilities and Other liabilities	$(1,718)

Total Derivatives		$(708)		$(3,063)		$(1,718)

The following table summarizes adjustments related to cash flow hedge included in “Cash flow hedges”, in the Consolidated Statements of Comprehensive Income:

December 31, 2021
Loss on derivative instruments included in Accumulated other comprehensive loss at December 31, 2020	$(3,063)
Fair value adjustment	2,355
Loss on derivative instruments included in Accumulated other comprehensive loss at December 31, 2021	$(708)

At December 31, 2021, the Company expects to reclassify approximately $0.6 million of net losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt with the remainder recognized in future periods through the expiration date. The following table summarizes the reclassification of net losses on derivative instruments from AOCI into earnings:

	Amount of Loss Recognized in Earnings
	Twelve Months Ended December 31,

	2021	2020

Derivatives:

Interest Rate Contracts	$1,836	$2,240

Total Derivatives	1,836	2,240

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

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2022.

Unconditional Purchase Obligations

In the normal course of business, the Company makes commitments to purchase goods with various vendors in the normal course of business which are consistent with our expected requirements and primarily relate to cumene, oleum, sulfur and natural gas as well as a long-term agreement for loading, unloading and the handling of a portion of our ammonium sulfate export volumes.

Future minimum payments for these unconditional purchase obligations as of December 31, 2021 are as follows (dollars in thousands):

Year	Amount
2022	$216,886
2023	11,207
2024	11,628
2025	5,968
2026	5,969
Thereafter	83,190
$334,848

Note 14. Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Postretirement Benefit Obligations Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2018	(5,011)	3,170	(633)	(2,474)
Other comprehensive income (loss)	(9)	(8,238)	(1,589)	(9,836)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	705	705
Income tax expense (benefit)	—	1,943	211	2,154
Current period change	(9)	(6,295)	(673)	(6,977)
Balance at December 31, 2019	(5,020)	(3,125)	(1,306)	(9,451)

Other comprehensive income (loss)	(49)	(7,393)	(3,586)	(11,028)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2,240	2,240
Income tax expense (benefit)	—	1,789	318	2,107
Current period change	(49)	(5,604)	(1,028)	(6,681)
Balance at December 31, 2020	(5,069)	(8,729)	(2,334)	(16,132)

Other comprehensive income (loss)	(43)	10,334	519	10,810
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,836	1,836
Income tax expense (benefit)	—	(2,487)	(566)	(3,053)
Current period change	(43)	7,847	1,789	9,593
Balance at December 31, 2021	$(5,112)	$(882)	$(545)	$(6,539)

Note 15. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
Basic
Net Income	$139,791	$46,077	$41,347

Weighted average common shares outstanding	28,152,876	28,048,726	28,122,288

EPS – Basic	$4.97	$1.64	$1.47

	Years Ended December 31,
	2021	2020	2019
Diluted
Net Income	$139,791	$46,077	$41,347

Weighted average common shares outstanding – Basic	28,152,876	28,048,726	28,122,288

Dilutive effect of unvested equity awards	892,310	108,336	776,548

Weighted average common shares outstanding – Diluted	29,045,186	28,157,062	28,898,836

EPS – Diluted	$4.81	$1.64	$1.43

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2021, 2020 and 2019, stock options of 400,205, 951,607 and 544,635, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

In September 2017, the Board of Directors (the "Board") adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund. Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix common stock upon distribution. As of December 31, 2021, a total of 66,544 units were allocated to the AdvanSix stock unit fund under the DCP.

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid in capital. During 2021, the Company had repurchased 21,564 shares of common stock to cover the tax withholding obligations in connection with the vesting awards, for an aggregate of $651,875 at a weighted average market price of $30.23 per share. The purchase of shares reduces the weighted average number of shares outstanding in the basic and diluted earnings per share calculations.

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

Under the terms of the Equity Plan, there were approximately 1,400,000 shares of AdvanSix common stock available for future grants of full-value awards at December 31, 2021.

Restricted Stock Units – The Company may grant RSUs to key management employees and directors that generally vest over periods ranging from 1 to 3 years. In the event cash dividends are paid to shareholders of common stock, dividend equivalents accrue on all unvested RSUs. Dividend equivalents are subject to the same termination and vesting terms as the underlying RSU. Upon vesting, the RSUs and related dividend equivalents entitle the holder to receive one share of AdvanSix common stock for each RSU and dividend equivalent at time of vesting and are payable in AdvanSix common stock upon vesting. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

The following table summarizes information about RSU activity related to the Equity Plan:

	Number of Restricted Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2018	994	$18.90
Granted	131	29.42
Vested	(864)	16.78
Forfeited	(7)	32.93
Non-vested at December 31, 2019	254	30.97
Granted	331	13.11
Vested	(120)	24.28
Forfeited	(33)	32.11
Non-vested at December 31, 2020	432	18.94
Granted	153	29.64
Vested	(115)	23.51
Forfeited	(28)	11.07
Non-vested at December 31, 2021	442	$22.11

As of December 31, 2021, there was approximately $4.4 million of total unrecognized compensation cost related to non-vested RSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes information about the income statement impact from RSUs for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Compensation expense	$3,544	$3,018	$6,125
Future income tax benefit recognized	$887	$1,025	$678

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

The following table summarizes information about the income statement impact from stock options for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
Compensation expense	$1,410	$1,520	$1,989
Future income tax benefit recognized	$1,030	$441	$745

The fair value related to stock options granted was determined using Black-Scholes option pricing model and the weighted average assumptions are shown in the table below:

	Years Ended December 31,
Key Black-Scholes Assumptions	2021	2020	2019
Risk-free interest rate	0.8%	1.2%	2.5%
Expected term (years)	6	6	6
Volatility	35.6%	32.2%	30.9%
Dividend yield	—	—	—
Fair value per stock option	$10.34	$4.74	$11.67

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

The following table summarizes information about stock option activity related to the Equity Plan:

	Number of Shares (In Thousands)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	298	33.24	8.80	$—
Exercisable at December 31, 2018	57	$33.23	8.30	$—

Granted	196	33.34
Exercised	1	26.66
Forfeited	(4)	31.75
Expired	—	—
Outstanding at December 31, 2019	491	33.28	8.22	$—
Exercisable at December 31, 2019	156	$30.83	7.45	$—

Granted	306	14.29
Exercised	—	—
Forfeited	(38)	35.53
Expired	—	—
Outstanding at December 31, 2020	759	25.44	7.42	$—
Exercisable at December 31, 2020	326	$32.16	6.84	$—

Granted	160	29.21
Exercised	20	27.55
Forfeited	(33)	21.29
Expired	—	—
Outstanding at December 31, 2021	906	26.13	7.42	$19,123
Exercisable at December 31, 2021	443	$29.42	6.54	$7,895

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

As of December 31, 2021, there was $1.0 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of approximately 0.9 years.

Performance Stock Units – The Company may issue PSUs to key senior management employees which, upon vesting, convert one-for-one to AdvanSix common stock. In the event cash dividends are paid to shareholders of common stock, dividend equivalents will accrue on all unvested PSUs. Dividend equivalents are subject to the same termination, vesting and performance terms as the underlying PSU award. The actual number of shares an employee receives for each PSU and related dividend equivalent depends on the Company’s performance against certain metrics, including cumulative Earnings Per Share and average annual Return on Investment goals over three-year performance and vesting periods. Commencing with the 2021 awards, a market-based factor has the potential to increase or decrease the performance award by 10%. This metric is calculated based upon how the Company's Total Shareholder Return compares to that of its peer group over the vesting period. Each grantee is granted a target level of PSUs and may earn between 0% and 200% of the target level depending on the Company’s performance against the financial goals.

The following table summarizes information about PSU activity related to the Equity Plan:

	Number of Performance Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2018	145	$32.73
Granted	88	33.34
Vested	—	—
Forfeited	(3)	35.04
Non-vested at December 31, 2019	230	30.03
Granted	248	13.99
Vested	(91)	26.66
Forfeited	(40)	35.72
Non-vested at December 31, 2020	347	20.77
Granted	128	29.21
Vested	(6)	9.47
Forfeited	(65)	32.25
Non-vested at December 31, 2021	404	$20.04

The fair value of the PSUs is principally based on the fair market value of the Company’s stock at the grant date. The number of underlying shares to be issued will be based on actual performance achievement over the performance period. The accrual of compensation costs is based on our estimate of the probable expected value of the award. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over a vesting period of 36 months. Changes in expected probable value are recorded as compensation expense on a catch-up basis in the month in which the change is identified. Any remaining balance is amortized monthly into compensation expense on a straight-line basis over the remaining vesting period. The Company assumes that forfeitures will be minimal, and estimates forfeitures at time of issuance, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The Company initiated a dividend during the fourth quarter of 2021.

As of December 31, 2021, there was approximately $6.2 million of total unrecognized compensation cost related to non-vested PSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes information about the income statement impact from PSUs for the year ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
Compensation expense	$6,345	$366	$236
Future income tax benefit recognized	$667	$327	$271

Note 17. Acquisitions

We actively target potential acquisitions that build on our competitive advantage and core capabilities and create opportunities for broader expansion, value chain integration, portfolio diversification, increased exposure to attractive end markets and the potential for long-term value creation.

In January 2021, the Company acquired certain assets associated with ammonium sulfate packaging, warehousing and logistics services in Virginia from Commonwealth Industrial Services, Inc. for approximately $9.5 million. This acquisition enables the Company to expand its product offerings by directly supplying packaged ammonium sulfate to customers, primarily in North and South America. It diversifies and optimizes our product offerings to include spray-grade adjuvant to support crop protection and products for industrial use. The Company also expects the addition of packaging and warehousing capabilities to bolster logistics and operational efficiency across its Richmond, Virginia area plants. The Company did not make any acquisitions during the three or twelve months ended December 31, 2020 or 2019.

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

Twelve months ended December 31, 2021
Accounts receivable	$858
Inventories	712
Property, plant and equipment	1,875
Intangible assets	3,920
Accounts payable and accrued liabilities	(429)
Net tangible and intangible assets	6,936
Goodwill	2,587
Total purchase price	$9,523

Cash paid to date	$9,523
Due to seller	—
Total purchase price	$9,523

Goodwill deductible for tax purposes	$2,587

Note 18. Subsequent Events

As announced on February 18, 2022, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on March 15, 2022 to stockholders of record as of the close of business on March 1, 2022.

On February 18, 2022, the Company announced the signing of a definitive agreement to acquire U.S. Amines, Ltd., a leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals, for an estimated net purchase price of approximately $100 million. The transaction is expected to close in the first quarter of 2022, subject to customary closing conditions.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2021, the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report, which is included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to the directors and executive officers of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2022 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2021 (the "2022 Proxy Statement"), and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of AdvanSix appears in Part I of this Annual Report on Form 10-K under the heading "Information about our Executive Officers".

The members of the Audit Committee of our Board of Directors (the "Board") are: Paul E. Huck (Chair), Darrell K. Hughes, Daniel F. Sansone and Farha Aslam. The Board has determined that each of Mr. Huck, Ms. Aslam and Mr. Sansone has been designated as an audit committee financial expert as defined by applicable SEC rules and that each of Mr. Huck, Mr. Hughes, Mr. Sansone and Ms. Aslam satisfies the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.

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

Item 11. Executive Compensation

Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2022 Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2022 Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the 2022 Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2022 Proxy Statement, and such information is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm	39
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	41
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	42
Consolidated Balance Sheets at December 31, 2021 and 2020	43
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	44
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019	45
Notes to Consolidated Financial Statements	46

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

10.38
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

23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

ADVANSIX INC.

Date: February 18, 2022	By:	/s/ Michael Preston
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Erin N. Kane Erin N. Kane Chief Executive Officer and Director (Principal Executive Officer)	/s/ Michael L. Marberry Michael L. Marberry Independent Chairman of the Board
/s/ Farha Aslam Farha Aslam Director	/s/ Paul E. Huck Paul E. Huck Director
/s/ Darrell K. Hughes Darrell K. Hughes Director	/s/ Todd D. Karran Todd D. Karran Director
/s/ Gena C. Lovett Gena C. Lovett Director	/s/ Daniel F. Sansone Daniel F. Sansone Director
/s/ Sharon S. Spurlin Sharon S. Spurlin Director	/s/ Patrick S. Williams Patrick S. Williams Director
/s/ Michael Preston Michael Preston Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Christopher Gramm Christopher Gramm Vice President and Controller (Principal Accounting Officer)
February 18, 2022