Form 10-Q
period 2022-03-31
AdvanSix Inc.
filed 2022-05-06
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
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

The Registrant had 28,103,293 shares of common stock, $0.01 par value, outstanding at April 29, 2022.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Sales	$479,073	$376,383
Costs, expenses and other:
Costs of goods sold	375,646	317,899
Selling, general and administrative expenses	21,210	19,308
Interest expense, net	563	1,544
Other non-operating (income) expense, net	(603)	230
Total costs, expenses and other	396,816	338,981

Income before taxes	82,257	37,402
Income tax expense	19,184	9,271
Net income	$63,073	$28,131

Earnings per common share
Basic	$2.24	$1.00
Diluted	$2.15	$0.98
Weighted average common shares outstanding
Basic	28,199,871	28,093,764
Diluted	29,371,051	28,741,066

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$63,073	$28,131
Foreign exchange translation adjustment	57	(70)
Cash-flow hedges	512	483
Other comprehensive income (loss), net of tax	569	413
Comprehensive income	$63,642	$28,544

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,306	$15,100
Accounts and other receivables – net	223,541	179,087
Inventories – net	163,396	149,570
Other current assets	6,220	6,097
Total current assets	412,463	349,854
Property, plant and equipment – net	782,783	767,964
Operating lease right-of-use assets	132,567	136,207
Goodwill	57,863	17,592
Intangible assets	48,948	17,980
Other assets	22,497	22,402
Total assets	$1,457,121	$1,311,999

LIABILITIES
Current liabilities:
Accounts payable	$200,524	$211,511
Accrued liabilities	40,203	49,712
Income taxes payable	27,656	9,723
Operating lease liabilities – short-term	36,435	36,127
Deferred income and customer advances	2,434	2,749
Total current liabilities	307,252	309,822
Deferred income taxes	145,206	133,330
Operating lease liabilities – long-term	96,471	100,580
Line of credit – long-term	220,000	135,000
Postretirement benefit obligations	19,451	18,243
Other liabilities	10,350	13,834
Total liabilities	798,730	710,809

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,900,305 shares issued and 28,103,293 outstanding at March 31, 2022; 31,755,430 shares issued and 28,139,954 outstanding at December 31, 2021	319	318
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Treasury stock at par (3,797,012 shares at March 31, 2022; 3,615,476 shares at December 31, 2021)	(38)	(36)
Additional paid-in capital	193,321	195,931
Retained earnings	470,759	411,516
Accumulated other comprehensive loss	(5,970)	(6,539)
Total stockholders' equity	658,391	601,190
Total liabilities and stockholders' equity	$1,457,121	$1,311,999
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$63,073	$28,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,692	16,104
Loss on disposal of assets	359	84
Deferred income taxes	(519)	2,237
Stock-based compensation	3,374	2,363
Accretion of deferred financing fees	155	141
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(28,402)	(13,170)
Inventories	(1,889)	38,986
Accounts payable	(8,029)	(13,781)
Income taxes payable	17,933	—
Accrued liabilities	(11,718)	912
Deferred income and customer advances	(315)	(6,803)
Other assets and liabilities	(1,552)	1,886
Net cash provided by operating activities	49,162	57,090

Cash flows from investing activities:
Expenditures for property, plant and equipment	(21,019)	(14,177)
Acquisition of business	(98,589)	(9,523)
Other investing activities	(296)	(231)
Net cash used for investing activities	(119,904)	(23,931)

Cash flows from financing activities:
Borrowings from line of credit	148,500	54,000
Payments of line of credit	(63,500)	(83,000)
Principal payments of finance leases	(237)	(199)
Dividend payments	(3,517)	—
Purchase of treasury stock	(7,012)	(443)
Issuance of common stock	714	1
Net cash provided by (used for) financing activities	74,948	(29,641)

Net change in cash and cash equivalents	4,206	3,518
Cash and cash equivalents at beginning of period	15,100	10,606
Cash and cash equivalents at the end of period	$19,306	$14,124

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$7,335	$2,965

Supplemental cash activities:
Cash paid for interest	$408	$1,518
Cash paid for income taxes	$22	$35
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2021	31,755,430	$318	$195,931	$411,516	$(36)	$(6,539)	$601,190

Net Income	—	—	—	63,073	—	—	63,073
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	57	57
Cash-flow hedges	—	—	—	—	—	512	512
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	569	569
Issuance of common stock	144,875	1	713	—	—	—	714
Purchase of treasury stock (181,536 shares)	—	—	(7,010)	—	(2)	—	(7,012)
Stock-based compensation	—	—	3,374	—	—	—	3,374
Dividends	—	—	313	(3,830)	—	—	(3,517)
Balance at March 31, 2022	31,900,305	$319	$193,321	$470,759	$(38)	$(5,970)	$658,391

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2020	31,627,139	$316	$184,732	$275,243	$(36)	$(16,132)	$444,123

Net Income	—	—	—	28,131	—	—	28,131
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(70)	(70)
Cash-flow hedges	—	—	—	—	—	483	483
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	413	413
Issuance of common stock	33,200	1	—	—	—	—	1
Purchase of treasury stock (15,371 shares)	—	—	(443)	—	—	—	(443)
Stock-based compensation	—	—	2,363	—	—	—	2,363
Balance at March 31, 2021	31,660,339	$317	$186,652	$303,374	$(36)	$(15,719)	$474,588

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. ("AdvanSix," the "Company," "we" or "our") plays a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect.

COVID-19

Since early 2020, the novel coronavirus (COVID-19) has continued to spread, with confirmed cases worldwide, and with certain jurisdictions experiencing resurgences, including as a result of variant strains. The pandemic and related containment measures, such as travel bans and restrictions, shelter in place orders and business shutdowns, have had a substantial impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, volatility in demand, production and sales across most industries, volatility within global financial markets, inflationary pressures in commodity pricing and an increasingly dynamic workforce environment. The continuously evolving nature of this pandemic and the pace and shape of a full recovery may continue to have an impact on the United States and global economies.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company continues to consider the impact of COVID-19 on the estimates and assumptions used for the financial statements. As previously disclosed, the Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, and through the first quarter of 2022, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19. The Company will continue to monitor developments and execute our operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The year-end Condensed Consolidated Balance Sheet data were derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice were generally not significant to reported results for any quarter and only

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three months ended March 31, 2022 and 2021 were April 2, 2022 and April 3, 2021, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at March 31, 2022 and December 31, 2021 aggregated to $2.2 million and $4.5 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

On May 4, 2018, the Company announced that its Board of Directors (the “Board”) authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made from time to time on the open market in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid-in capital.

During the first quarter of 2022, the Company repurchased 181,536 shares of common stock, including 57,968 shares to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $7.0 million at a weighted average market price of $38.61 per share. As of March 31, 2022, the Company had repurchased 3,797,012 shares of common stock, including 583,682 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $109.4 million at a weighted average market price of $28.81 per share. As of March 31, 2022, $54.8 million remained available for share repurchases under the current authorization. During the period April 1, 2022 through April 29, 2022, no additional shares were repurchased under the currently authorized repurchase program.

2. Recent Accounting Pronouncements

Recent Accounting Pronouncements – The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Any ASUs not currently adopted were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in approximately 50 countries and across a wide variety of industries. For the three months ended March 31, 2022 and 2021, the Company's ten largest customers accounted for approximately 37% and 38% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended March 31, 2022 and 2021, the Company's sales to Shaw were 9% and 12% of our total sales, respectively.

The Company's revenue by product line, and related approximate percentage of total sales, for the three months ended March 31, 2022 and 2021 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended March 31,
	2022		2021
Nylon	$118,609	25%	$83,789	22%
Caprolactam	70,005	15%	80,403	21%
Chemical Intermediates	135,690	28%	141,360	38%
Ammonium Sulfate	154,769	32%	70,831	19%
	$479,073	100%	$376,383	100%
The Company's revenues by geographic area, and related approximate percentage of total sales, for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
United States	$403,018	84%	$300,672	80%
International	76,055	16%	75,711	20%
Total	$479,073	100%	$376,383	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the three months ended March 31, 2022:

Opening balance January 1, 2022	$2,749
Additional cash advances	640
Less amounts recognized in revenues	(955)
Ending balance March 31, 2022	$2,434
The Company expects to recognize as revenue the March 31, 2022 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Basic
Net income	$63,073	$28,131
Weighted average common shares outstanding	28,199,871	28,093,764
EPS – Basic	$2.24	$1.00
Diluted
Dilutive effect of equity awards and other stock-based holdings	1,171,180	647,302
Weighted average common shares outstanding	29,371,051	28,741,066
EPS – Diluted	$2.15	$0.98

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

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Options and stock equivalents	120,316	861,376

Dividend activity for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Cash dividends declared per share	$0.125	$—
Aggregate dividends paid to shareholders	$3,517	$—

5. Accounts and Other Receivables – Net

	March 31, 2022	December 31, 2021
Accounts receivables	$220,010	$175,584
Other	4,870	4,998
Total accounts and other receivables	224,880	180,582
Less – allowance for doubtful accounts	(1,339)	(1,495)
Total accounts and other receivables – net	$223,541	$179,087

6. Inventories

	March 31, 2022	December 31, 2021
Raw materials	$90,299	$56,961
Work in progress	52,578	43,526
Finished goods	57,374	27,961
Spares and other	27,679	27,150
	227,930	155,598
Reduction to LIFO cost basis	(64,534)	(6,028)
Total inventories	$163,396	$149,570

Substantially all of the Company’s inventories at March 31, 2022 and December 31, 2021 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 9% was valued at average cost using the first-in, first-out (“FIFO”) method at March 31, 2022.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $72.5 million and $29.4 million at March 31, 2022 and December 31, 2021, respectively.

7. Leases

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use asset	$236	$183
Interest on lease liabilities	14	8
Total finance lease cost	250	191
Operating lease cost	10,339	11,571
Short-term lease cost	1,353	1,913
Total lease cost	$11,942	$13,675

As of March 31, 2022, we have additional finance leases that have not yet commenced for approximately $0.5 million. These leases will commence during 2022 with lease terms of up to 5 years.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

The change in the carrying amount of goodwill was as follows:

		Total
Balance at	December 31, 2021	$17,592
Acquisition of U.S. Amines		40,271
Balance at	March 31, 2022	$57,863

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$34,220	$(423)	$33,797	$3,920	$(240)	$3,680
Licenses	18,451	(4,382)	14,069	18,451	(4,151)	14,300
Trade names	1,100	(18)	1,082	—	—	—
Total	$53,771	$(4,823)	$48,948	$22,371	$(4,391)	$17,980

For the three months ended March 31, 2022 and March 31, 2021, the Company recorded amortization expense on intangible assets of $0.4 million and $0.3 million, respectively.

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

10. Income Taxes

The provision for income taxes was $19.2 million and $9.3 million for the three months ended March 31, 2022 and 2021, respectively, resulting in an effective tax rate of 23.3% and 24.8%, respectively.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (Loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s estimated annual effective tax rate applied against the three months ended March 31, 2022 and 2021 differed from the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations which generally increase the tax rate, partially offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate.

In February 2022, the Company acquired the stock of U.S. Amines, Ltd. Under purchase accounting rules, a net deferred tax liability of approximately $12.2 million was recorded in the quarter related to the adjustment of the acquired assets and liabilities to fair value. See Note 13 "Acquisitions" for further details.

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

11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In July 2019, the Company entered into an interest rate swap transaction related to its credit agreement. The fair value of the interest rate swap at March 31, 2022 was a loss of approximately $0.04 million and is considered a Level 2 liability.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment which could result in such assets being measured at fair value. Goodwill must be evaluated at least annually. Our annual evaluation occurred on March 31, 2022 and we concluded that an impairment for goodwill did not occur.

12. Derivative and Hedging Instruments

The specific credit and market, commodity price and interest rate risks to which the Company is exposed in connection with its ongoing business operations are described below. This discussion includes an explanation of the hedging instrument and interest rate swap agreement, used to manage the Company’s interest rate risk associated with a fixed and floating-rate borrowing.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at March 31, 2022 or December 31, 2021. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At March 31, 2022 and 2021, we had no financial contracts related to forward commodity agreements.

Interest Rate Risk Management – The Company has entered into one interest rate swap agreement for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception and was effective July 31, 2019 with a maturity date of February 21, 2023. In accordance with ASC 815, the Company designated the interest rate swap as a cash flow hedge of floating-rate borrowings. The interest rate swap converts the Company’s interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. The interest rate swap involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the interest rate swap without an exchange of the underlying principal amount.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Liability Derivatives
	March 31, 2022		December 31, 2021

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accrued liabilities and Other liabilities	$(44)	Accrued liabilities and Other liabilities	$(708)

Total Derivatives		$(44)		$(708)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

March 31, 2022
Loss on derivative instruments included in Accumulated other comprehensive loss at December 31, 2021	$(708)
Fair value adjustment	664
Loss on derivative instruments included in Accumulated other comprehensive loss at March 31, 2022	$(44)

At March 31, 2022, the Company expects to reclassify approximately $0.04 million of net losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt with the remainder recognized in future periods through the expiration date. The following table summarizes the reclassification of net losses on derivative instruments from AOCI into earnings:

	Amount of Loss Recognized in Earnings
	Three Months Ended March 31,
	2022	2021
Derivatives:

Interest Rate Contracts	$12	$557

Total Derivatives	$12	$557

13. Acquisitions

In February 2022, the Company acquired U.S. Amines, Ltd. ("U.S. Amines"), a leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals for an estimated purchase price of approximately $98 million, net of cash acquired. U.S. Amines employs approximately 50 people in the United States at manufacturing facilities in Bucks, AL and Portsmouth, VA.

In accordance with ASC 805, this transaction has been accounted for as a business combination. The Company used its best estimates and assumptions for items including, but not limited to, corporate name recognition, strong, long-lasting customer relationships and potential revenue growth from existing customers to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The transaction resulted in the Company acquiring tangible assets and finite-lived intangible assets, comprised of customer relationships (approximately $30 million) and trademarks (approximately $1 million) which reflect the value of the benefit derived from incremental revenue and related cash flows as a direct result of the customer relationships and name brand. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of 20 years and 5 years, respectively. The residual amount of the purchase price in excess of the value of the tangible and definite-lived intangible assets

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

was allocated to goodwill. Factors considered when identifying goodwill included, but are not limited to, a complementary business model and formula pricing mechanisms with a business that is adjacent to our ammonium sulfate adjuvant and solvent businesses, the enhancement of the Company’s value chain through internal supply of products and raw materials, a new unique platform in the agrochemicals space as well as a number of opportunities to support further penetration into high-value applications. The U.S. Amines acquisition was not significant to our Condensed Consolidated Financial Statements, therefore, pro forma and post-acquisition results of operations have not been presented.

The preliminary measurements of fair value set forth herein are subject to change and such changes could be material. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

In January 2021, the Company acquired certain assets associated with ammonium sulfate packaging, warehousing and logistics services in Virginia from Commonwealth Industrial Services, Inc. ("CIS") for approximately $9.5 million. This acquisition enables the Company to expand its product offerings by directly supplying packaged ammonium sulfate to customers, primarily in North and South America. It diversifies and optimizes our product offerings to include spray-grade adjuvant to support crop protection and products for industrial use. The Company also expects the addition of packaging and warehousing capabilities to bolster logistics and operational efficiency across its Richmond, Virginia area plants. The transaction resulted in the Company acquiring tangible assets and a finite-lived intangible asset, comprised of customer relationships which reflects the value of the benefit derived from incremental revenue and related cash flows as a direct result of the customer relationships. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 15 years. The residual amount of the purchase price in excess of the value of the tangible and definite-lived intangible assets was allocated to goodwill

The following table summarizes the allocation of the purchase price consideration as of the acquisition date for the transactions noted above:

	U.S. Amines (February 2022 - Preliminary)	CIS (January 2021)
Cash	$22,887	$—
Accounts receivable	15,117	858
Inventories	11,937	712
Other current assets	1,876	—
Property, plant and equipment	13,600	1,875
Intangible assets	31,400	3,920
Accounts payable	(1,487)	(429)
Accrued liabilities	(2,760)	—
Deferred income taxes	(12,243)	—
Net tangible and intangible assets	80,327	6,936
Goodwill	40,271	2,587
Total purchase price	$120,598	$9,523

Total purchase price	$120,598	$9,523
Less: Cash acquired	(22,887)	—
Total purchase price, net of cash received	97,711	9,523
Estimated working capital adjustment due from seller	878	—
Net cash paid	$98,589	$9,523

Goodwill deductible for tax purposes	$—	$2,587

14. Subsequent Events

As announced on May 6, 2022, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on May 31, 2022 to stockholders of record as of the close of business on May 17, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained in this Form 10-Q, as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022 (the “2021 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally, including the impact of the coronavirus (COVID-19) pandemic and any resurgences; the potential effects of inflationary pressures, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of the conflict between Russia and Ukraine; the scope, shape and pace of recovery of the pandemic; the severity and transmissibility of newly identified strains of COVID-19; governmental, business and individuals’ actions in response to the pandemic, including our business continuity and cash optimization plans that have been, and may in the future be, implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other COVID-19-related restrictions; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; risks associated with employees working remotely or operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics and geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; cybersecurity, data privacy incidents and disruptions to our technology infrastructure; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2021 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

Business Overview
AdvanSix plays a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect. Our four key product lines are as follows:

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

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of March 31, 2022.

•Chemical Intermediates – We manufacture, market and sell a number of other chemical products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of adhesives, paints, coatings, solvents, herbicides and engineered plastic resins. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene (“AMS”), cyclohexanone, oximes (methyl ethyl ketoxime, acetaldehyde oxime and 2-pentanone oxime), cyclohexanol, sulfuric acid, ammonia and carbon dioxide. With the acquisition of U.S. Amines Ltd. ("U.S. Amines"), we now produce alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals.

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of March 31, 2022. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

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

We also manufacture, market and sell a number of chemical intermediate products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone, the price of which is influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. We continue to invest in and grow our differentiated product offerings in high-purity applications and high-value intermediates including our newly acquired U.S. Amines portfolio as well as our oximes-based EZ-Blox™ anti-skinning agent used in paints and Nadone® cyclohexanone, which is a solvent used in various high-value applications.

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

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, however, quarterly sales experience seasonality reflecting both geographical and product sales mix considerations based on the timing and length of the growing seasons in North and South America. North America ammonium sulfate prices are typically strongest during second quarter fertilizer application, where we sell a higher mix of granular product domestically, and then typically decline seasonally with new season fill in the third quarter, where we generally drive a higher mix of standard grade product sales into export markets. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

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

Recent Developments

COVID-19

Since early 2020, the novel coronavirus (COVID-19) has continued to spread, with confirmed cases worldwide, and with certain jurisdictions experiencing resurgences, including as a result of variant strains. The pandemic and related containment measures, such as travel bans and restrictions, shelter in place orders and business shutdowns, have had a substantial impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, volatility in demand, production and sales across most industries, volatility within global financial markets, inflationary pressures in commodity pricing and an increasingly dynamic workforce environment. The continuously evolving nature of this pandemic and the pace and shape of a full recovery may continue to have an impact on the United States and global economies.

As previously disclosed, the Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, and through the first quarter of 2022, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19. The Company will continue to monitor developments and execute our operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Acquisition

In February 2022, the Company acquired U.S. Amines, a leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals for an estimated purchase price of approximately

$98 million, net of cash acquired. U.S. Amines employs approximately 50 people in the United States at manufacturing facilities in Bucks, AL and Portsmouth, VA. This acquisition enhances the Company's value chain through internal supply of products and raw materials. The acquisition also provides a unique platform in the agrochemicals space as well as a number of opportunities to support further penetration into high-value applications including electronics, pharmaceuticals and water treatment. U.S. Amines has a complementary business model with long-tenured customer relationships and formula pricing mechanisms with a business that is adjacent to both our ammonium sulfate adjuvant and solvent businesses.

Dividends

As announced on May 6, 2022, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on May 31, 2022 to stockholders of record as of the close of business on May 17, 2022.

As announced on February 18, 2022, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on March 15, 2022 to stockholders of record as of the close of business on March 1, 2022.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended March 31,
	2022	2021
Sales	$479,073	$376,383
% change compared with prior year period	27.3%

The change in sales compared to the prior year period is attributable to the following:

Three Months Ended March 31, 2022
Volume	(4.0)%
Price	29.4%
Acquisition	1.9%
27.3%

Sales increased in the three months ended March 31, 2022 compared to the prior year period by $102.7 million (approximately 27%) due primarily to (i) net favorable market-based pricing (approximately 26%) reflecting strength in our ammonium sulfate and nylon product lines, (ii) favorable raw material pass-through pricing (approximately 3%) as a result of net cost increases in benzene and propylene (inputs to cumene which is a key feedstock to our products) and (iii) acquisitions (approximately 2%), partially offset by decreased sales volume (approximately 4%) driven primarily by higher sales in the first quarter of 2021 through a reduction of finished goods inventory in the prior year period to meet customer demand recovery.

Costs of Goods Sold

	Three Months Ended March 31,
	2022	2021
Costs of goods sold	$375,646	$317,899
% change compared with prior year period	18.2%
Gross Margin percentage	21.6%	15.5%

Costs of goods sold increased in the three months ended March 31, 2022 compared to the prior year period by $57.7 million (approximately 18%) due primarily to (i) increased prices of raw materials, particularly natural gas and sulfur (approximately 18%), (ii) an increase in plant spend (approximately 2%) and (iii) the impact of the U.S. Amines acquisition (approximately 2%), partially offset by decreased sales volumes as discussed above (approximately 2%) and the favorable impact of a prior year non-cash LIFO reserve adjustment (approximately 2%).

Gross margin percentage increased by approximately 6% in the three months ended March 31, 2022 compared to the prior year period due primarily to the net impact of (i) formula-based pass-through pricing and increased market pricing (approximately 7%) and (ii) the favorable impact of a prior year non-cash LIFO reserve adjustment (approximately 1%), partially offset by (i) higher plant spend (approximately 1%) and (ii) lower sales volume (approximately 1%).

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative expenses	$21,210	$19,308
Percentage of Sales	4.4%	5.1%

Selling, general and administrative expenses increased by $1.9 million in the three months ended March 31, 2022 compared to the prior year period due primarily to increased functional support costs as compared to the prior year.

Income Tax Expense

	Three Months Ended March 31,
	2022	2021
Income tax expense	$19,184	$9,271
Effective tax rate	23.3%	24.8%

The Company filed a Federal net operating loss (NOL) carryback claim under the CARES Act in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was higher compared to the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations, partially offset by tax credits and the deduction for foreign-derived intangible income.

The Company’s effective tax rate for the three months ended March 31, 2022 was slightly lower than the prior year period due primarily to a decrease in expected executive compensation deduction limitations and an increase in the expected tax benefit from the deduction for foreign-derived intangible income in 2022 compared to 2021.

In February 2022, the Company acquired the stock of U.S. Amines, Ltd. Under purchase accounting rules, a net deferred tax liability of approximately $12.2 million was recorded in the quarter related to the adjustment of the acquired assets and liabilities to fair value. See Note 13 "Acquisitions" for further details.

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

Net Income

	Three Months Ended March 31,
	2022	2021
Net income	$63,073	$28,131

As a result of the factors described above, Net income was $63.1 million for the three months ended March 31, 2022 as compared to $28.1 million in the corresponding prior year period.

Non-GAAP Measures

(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Earnings Per Share. Adjusted EBITDA is defined as Net income before Interest, Income taxes, Depreciation and amortization, Non-cash stock-based compensation, Non-recurring, unusual or extraordinary expenses, Non-cash amortization from acquisitions and One-time merger and acquisition costs. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by Sales. The following tables may also present each of these measures as further adjusted. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that management believes do not reflect the Company’s ongoing operations.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2022	2021
Net income	$63,073	$28,131
Non-cash stock-based compensation	3,374	2,363
Non-recurring, unusual or extraordinary expenses	—	—
Non-cash amortization from acquisitions	201	44
One-time M&A costs	277	172
Benefit from income taxes relating to reconciling items	(556)	(408)
Adjusted Net Income (non-GAAP)	66,369	30,302
Interest expense, net	563	1,544
Income tax expense - adjusted	19,740	9,679
Depreciation and amortization - adjusted	16,491	16,060
Adjusted EBITDA (non-GAAP)	103,163	57,585

Sales	$479,073	$376,383

Adjusted EBITDA Margin* (non-GAAP)	21.5%	15.3%
*Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2022	2021
Net Income	$63,073	$28,131
Adjusted Net Income (non-GAAP)	66,369	30,302

Weighted-average number of common shares outstanding - basic	28,199,871	28,093,764
Dilutive effect of equity awards and other stock-based holdings	1,171,180	647,302
Weighted-average number of common shares outstanding - diluted	29,371,051	28,741,066

EPS - Basic	$2.24	$1.00
EPS - Diluted	$2.15	$0.98
Adjusted EPS - Basic (non-GAAP)	$2.35	$1.08
Adjusted EPS - Diluted (non-GAAP)	$2.26	$1.05

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in our 2021 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities as well as the prices of our raw materials and general economic and industry trends, as well as customer demand, which in the second quarter of 2020, was materially impacted by the circumstances surrounding COVID-19. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements, both prior to and during the COVID-19 pandemic, has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures, dividends and liquidity reflecting disciplined capital deployment. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with health, safety and environmental ("HSE") regulations. We believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in our 2021 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the first quarter of 2022, the Company had approximately $19.3 million of cash on hand with approximately $279 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $95 million to $105 million in 2022 compared to $57 million in 2021, reflecting the timing of maintenance and HSE spend.

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

We expect that our primary cash requirements for the remainder of 2022 will be to fund costs associated with ongoing operations, capital expenditures, and amounts related to other contractual obligations.

The Company made no cash contributions to the defined benefit pension plan of during the three months ended March 31, 2022. The Company currently plans to make pension plan contributions during 2022 sufficient to satisfy funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $5 million to $15 million. We contributed $5 million during April 2022 and anticipate making additional contributions in future periods sufficient to satisfy pension funding requirements.

On May 4, 2018, the Company announced that its Board of Directors (the “Board”) authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company’s common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

During the first quarter of 2022, the Company repurchased 181,536 shares of common stock, including 57,968 shares to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $7.0 million at a weighted average market price of $38.61 per share. As of March 31, 2022, the Company had repurchased 3,797,012 shares of common stock, including 583,682 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $109.4 million at a weighted average market price of $28.81 per share. As of March 31, 2022, $54.8 million remained available for share repurchases under the current authorization. During the period from April 1, 2022 through April 29, 2022, no additional shares were repurchased under the currently authorized repurchase program.

As of March 31, 2022, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2021 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

As announced on May 6, 2022, the Board declared a quarterly cash dividend of $0.125 per share on the Company's common stock, payable on May 31, 2022 to stockholders of record as of the close of business on May 17, 2022.

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

Dividends paid to common stockholders were approximately $3.5 million in each of the first quarter of 2022 and the fourth quarter of 2021.

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at March 31, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q.

The situation surrounding COVID-19 remains fluid and unpredictable, and the potential for a material impact on the Company increases if social and economic restrictions are reinstituted or if related economic impacts such as supply chain issues, labor market volatility and inflationary pressures persist. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. For further information regarding risk and the impact COVID-19 could have on our business, financial condition, results of operations and liquidity, including our ability to comply with financial covenants in our credit facility and our access to, and cost of, capital, see "Risk Factors" in Item 1A of Part I of the 2021 Form 10-K.

As of December 31, 2021, we had a balance of $135 million under the Revolving Credit Facility. During the three months ended March 31, 2022, we borrowed an incremental net amount of $85 million to bring the balance under the Revolving Credit Facility to $220 million as of March 31, 2022. As of March 31, 2022, $279 million was available for use out of the total of $500 million under the Revolving Credit Facility. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Three Months Ended March 31,
	2022	2021
Cash provided by (used for):
Operating activities	$49,162	$57,090
Investing activities	(119,904)	(23,931)
Financing activities	74,948	(29,641)
Net change in cash and cash equivalents	$4,206	$3,518

Cash provided by operating activities decreased by $7.9 million for the three months ended March 31, 2022 versus the prior year period due primarily to a $43.9 million unfavorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) year-over-year with a $38.6 million unfavorable cash impact from working capital for the three months ended March 31, 2022 compared to a $5.2 million favorable cash impact in the prior year period, which included a $12.3 million cash tax refund, and a $12.6 million unfavorable cash impact from Accrued liabilities driven by the timing of payments. This was partially offset by a $34.9 million increase in net income and $17.9 million favorable cash impact from income taxes.

Cash used for investing activities increased by $96.0 million for the three months ended March 31, 2022 versus the prior year period due primarily to cash paid for the acquisition of U.S. Amines for approximately $98.6 million compared to cash paid of approximately $9.5 million for the acquisition of Commonwealth Industrial Services, and increased cash payments for capital expenditures of approximately $6.8 million reflecting timing of project execution.

Cash provided by financing activities increased by $104.6 million for the three months ended March 31, 2022 versus the prior year period due primarily to net borrowings of $85.0 million for the three months ended March 31, 2022 compared to net repayments of $29.0 million during the prior year period partially offset by payments for share repurchases of $6.6 million and cash paid for dividends of approximately $3.5 million as described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Three Months Ended March 31, 2022
Capital expenditures in Accounts payable at December 31, 2021	$11,720
Purchases of property, plant and equipment	16,634
Less: Capital expenditures in Accounts payable at March 31, 2022	(7,335)
Cash paid for capital expenditures	$21,019

For 2022, we expect our total capital expenditures to be approximately $95 million to $105 million compared to $57 million in 2021, reflecting the timing of maintenance and HSE spend. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the three-month period ended March 31, 2022 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

As of March 31, 2022, the Company had one interest rate swap agreement outstanding for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception and was effective July 31, 2019 with a maturity date of February 21, 2023. The interest rate swap has been designated as a cash flow hedge and converts the Company's interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of this interest rate swap, interest payments on approximately 23% of our borrowings, as of March 31, 2022, have been swapped from floating rate to fixed rate for the life of the swap, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of March 31, 2022, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at March 31, 2022, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the three months ended March 31, 2022 would have resulted in an increase or decrease to our interest expense of approximately $0.4 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2022, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2021 Form 10-K, which are hereby incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity authorized under the May 2018 share repurchase program. Repurchases may be made from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended March 31, 2022. During the quarter ended March 31, 2022, approximately 123,568 shares were purchased under our share repurchase program and 57,968 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2022		—	$—	—	$59,581,679
February 2022		73,368	37.52	73,368	56,828,553
March 2022	(1)	108,168	39.35	50,200	54,835,540
Total		181,536	$38.61	123,568
(1) Total number of shares purchased includes 57,968 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period April 1, 2022 through April 29, 2022, no shares were repurchased under the currently authorized repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: May 6, 2022	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer