Form 10-Q
period 2022-06-30
AdvanSix Inc.
filed 2022-08-05
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
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

The Registrant had 28,007,149 shares of common stock, $0.01 par value, outstanding at July 29, 2022.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$583,736	$437,682	$1,062,809	$814,065
Costs, expenses and other:
Costs of goods sold	476,835	356,884	852,482	674,783
Selling, general and administrative expenses	20,841	21,682	42,051	40,990
Interest expense, net	769	1,379	1,332	2,923
Other non-operating (income) expense, net	172	(211)	(431)	19
Total costs, expenses and other	498,617	379,734	895,434	718,715

Income before taxes	85,119	57,948	167,375	95,350
Income tax expense	19,962	13,817	39,145	23,088
Net income	$65,157	$44,131	$128,230	$72,262

Earnings per common share
Basic	$2.31	$1.57	$4.55	$2.57
Diluted	$2.23	$1.53	$4.37	$2.51
Weighted average common shares outstanding
Basic	28,168,207	28,131,981	28,183,951	28,112,978
Diluted	29,262,709	28,920,177	29,316,792	28,830,727

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$65,157	$44,131	$128,230	$72,262
Foreign exchange translation adjustment	(35)	65	22	(5)
Cash-flow hedges	295	402	807	885
Other comprehensive income (loss), net of tax	260	467	829	880
Comprehensive income	$65,417	$44,598	$129,059	$73,142

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,297	$15,100
Accounts and other receivables – net	246,371	179,087
Inventories – net	155,447	149,570
Other current assets	16,798	6,097
Total current assets	435,913	349,854
Property, plant and equipment – net	785,974	767,964
Operating lease right-of-use assets	130,146	136,207
Goodwill	58,192	17,592
Intangible assets	50,766	17,980
Other assets	22,266	22,402
Total assets	$1,483,257	$1,311,999

LIABILITIES
Current liabilities:
Accounts payable	$272,261	$211,511
Accrued liabilities	43,449	49,712
Income taxes payable	32	9,723
Operating lease liabilities – short-term	38,995	36,127
Deferred income and customer advances	1,607	2,749
Total current liabilities	356,344	309,822
Deferred income taxes	148,263	133,330
Operating lease liabilities – long-term	91,377	100,580
Line of credit – long-term	146,500	135,000
Postretirement benefit obligations	10,659	18,243
Other liabilities	10,905	13,834
Total liabilities	764,048	710,809

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,961,956 shares issued and 28,077,693 outstanding at June 30, 2022; 31,755,430 shares issued and 28,139,954 outstanding at December 31, 2021	320	318
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Treasury stock at par (3,884,263 shares at June 30, 2022; 3,615,476 shares at December 31, 2021)	(39)	(36)
Additional paid-in capital	192,392	195,931
Retained earnings	532,246	411,516
Accumulated other comprehensive loss	(5,710)	(6,539)
Total stockholders' equity	719,209	601,190
Total liabilities and stockholders' equity	$1,483,257	$1,311,999
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$128,230	$72,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,226	32,733
Loss on disposal of assets	800	433
Deferred income taxes	2,558	7,812
Stock-based compensation	5,379	6,107
Accretion of deferred financing fees	309	282
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(52,145)	(29,048)
Inventories	3,012	40,692
Accounts payable	62,130	6,821
Income taxes payable	(9,691)	—
Accrued liabilities	(8,821)	4,575
Deferred income and customer advances	(1,142)	(23,429)
Other assets and liabilities	(19,792)	(10,205)
Net cash provided by operating activities	145,053	109,035

Cash flows from investing activities:
Expenditures for property, plant and equipment	(38,779)	(24,478)
Acquisition of business	(97,456)	(9,523)
Other investing activities	(1,221)	(482)
Net cash used for investing activities	(137,456)	(34,483)

Cash flows from financing activities:
Borrowings from line of credit	230,500	104,500
Payments of line of credit	(219,000)	(184,500)
Principal payments of finance leases	(481)	(364)
Dividend payments	(7,032)	—
Purchase of treasury stock	(10,419)	(589)
Issuance of common stock	1,032	46
Net cash used for financing activities	(5,400)	(80,907)

Net change in cash and cash equivalents	2,197	(6,355)
Cash and cash equivalents at beginning of period	15,100	10,606
Cash and cash equivalents at the end of period	$17,297	$4,251

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$9,207	$3,739

Supplemental cash activities:
Cash paid for interest	$1,024	$2,754
Cash paid for income taxes	$47,439	$12,313
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2021	31,755,430	$318	$195,931	$411,516	$(36)	$(6,539)	$601,190

Net Income	—	—	—	63,073	—	—	63,073
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	57	57
Cash-flow hedges	—	—	—	—	—	512	512
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	569	569
Issuance of common stock	144,875	1	713	—	—	—	714
Purchase of treasury stock (181,536 shares)	—	—	(7,010)	—	(2)	—	(7,012)
Stock-based compensation	—	—	3,374	—	—	—	3,374
Dividends	—	—	313	(3,830)	—	—	(3,517)
Balance at March 31, 2022	31,900,305	319	193,321	470,759	(38)	(5,970)	658,391

Net Income	—	—	—	65,157	—	—	65,157
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(35)	(35)
Cash-flow hedges	—	—	—	—	—	295	295
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	260	260
Issuance of common stock	61,651	1	317	—	—	—	318
Purchase of treasury stock (87,251 shares)	—	—	(3,406)	—	(1)	—	(3,407)
Stock-based compensation	—	—	2,005	—	—	—	2,005
Dividends	—	—	155	(3,670)	—	—	(3,515)
Balance at June 30, 2022	31,961,956	$320	$192,392	$532,246	$(39)	$(5,710)	$719,209

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

COVID-19

Since early 2020, the novel coronavirus (COVID-19) has continued to spread, with confirmed cases worldwide, and with certain jurisdictions experiencing resurgences, including as a result of variant strains. The pandemic and related containment measures have had a substantial impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, volatility in demand, production and sales across most industries, volatility within global financial markets, inflationary pressures in commodity pricing and an increasingly dynamic workforce environment. The continuously evolving nature of this pandemic and the pace and shape of a full recovery may continue to have an impact on the United States and global economies.

The Company’s Condensed Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company continues to consider the impact of COVID-19 on the estimates and assumptions used for the financial statements. The Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19. The Company will continue to monitor developments and execute operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The year-end Condensed Consolidated Balance Sheet data were derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2022 and 2021 were July 2, 2022 and July 3, 2021, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at June 30, 2022 and December 31, 2021 aggregated to $2.5 million and $4.5 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

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

As of June 30, 2022, the Company has repurchased a total of 3,884,263 shares of common stock, including 592,972 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $112.8 million at a weighted average market price of $29.04 per share. As of June 30, 2022, $51.8 million remained available for share repurchases under the current authorization. During the period July 1, 2022 through July 29, 2022, the Company repurchased an additional 70,554 shares at a weighted average market price of $35.30 per share under the current authorized repurchase program.

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

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in approximately 50 countries across a wide variety of industries. For the three months ended June 30, 2022 and 2021, the Company's ten largest customers accounted for approximately 40% and 42% of total sales, respectively. For the six months ended June 30, 2022 and 2021, the Company's ten largest customers accounted for approximately 38% and 40% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three and six months ended June 30, 2022 and 2021, the Company's sales to Shaw were 10% and 12% of our total sales, respectively.

The Company's revenue by product line, and related approximate percentage of total sales, for the three and six months ended June 30, 2022 and 2021 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Nylon	$132,105	23%	$111,710	25%	$250,715	23%	$195,498	24%
Caprolactam	87,169	15%	81,792	19%	157,174	15%	162,195	20%
Chemical Intermediates	158,611	27%	144,201	33%	294,300	28%	285,562	35%
Ammonium Sulfate	205,851	35%	99,979	23%	360,620	34%	170,810	21%
	$583,736	100%	$437,682	100%	$1,062,809	100%	$814,065	100%
The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
United States	$494,155	85%	$373,409	85%	$897,174	84%	$674,081	83%
International	89,581	15%	64,273	15%	165,635	16%	139,984	17%
Total	$583,736	100%	$437,682	100%	$1,062,809	100%	$814,065	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the six months ended June 30, 2022:

Opening balance January 1, 2022	$2,749
Additional cash advances	1,082
Less amounts recognized in revenues	(2,224)
Ending balance June 30, 2022	$1,607
The Company expects to recognize as revenue the June 30, 2022 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic
Net income	$65,157	$44,131	$128,230	$72,262
Weighted average common shares outstanding	28,168,207	28,131,981	28,183,951	28,112,978
EPS – Basic	$2.31	$1.57	$4.55	$2.57
Diluted
Dilutive effect of equity awards and other stock-based holdings	1,094,502	788,196	1,132,841	717,749
Weighted average common shares outstanding	29,262,709	28,920,177	29,316,792	28,830,727
EPS – Diluted	$2.23	$1.53	$4.37	$2.51

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

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options and stock equivalents	121,794	425,816	121,055	643,596

Dividend activity for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash dividends declared per share	$0.125	$—	$0.250	$—
Aggregate dividends paid to shareholders	$3,517	$—	$7,032	$—

5. Accounts and Other Receivables – Net

	June 30, 2022	December 31, 2021
Accounts receivables	$239,048	$175,584
Other	7,696	4,998
Total accounts and other receivables	246,744	180,582
Less – allowance for doubtful accounts	(373)	(1,495)
Total accounts and other receivables – net	$246,371	$179,087

6. Inventories

	June 30, 2022	December 31, 2021
Raw materials	$94,297	$56,961
Work in progress	43,787	43,526
Finished goods	53,657	27,961
Spares and other	28,537	27,150
	220,278	155,598
Reduction to LIFO cost basis	(64,831)	(6,028)
Total inventories	$155,447	$149,570

Substantially all of the Company’s inventories at June 30, 2022 and December 31, 2021 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 6% was valued at average cost using the first-in, first-out (“FIFO”) method at June 30, 2022.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $84.1 million and $29.4 million at June 30, 2022 and December 31, 2021, respectively.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use asset	$238	$159	$474	$342
Interest on lease liabilities	8	8	22	17
Total finance lease cost	246	167	496	359
Operating lease cost	10,272	8,500	20,610	20,071
Short-term lease cost	1,244	4,722	2,598	6,635
Total lease cost	$11,762	$13,389	$23,704	$27,065

As of June 30, 2022, we have additional operating and finance leases that have not yet commenced for approximately $5.2 million and approximately $0.5 million, respectively. These leases will commence during 2022 with lease terms of up to 7 years.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

The change in the carrying amount of goodwill was as follows:

		Total
Balance at	December 31, 2021	$17,592
Acquisition of U.S. Amines		40,600
Balance at	June 30, 2022	$58,192

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(900)	$35,920	$3,920	$(240)	$3,680
Licenses	18,451	(4,613)	13,838	18,451	(4,151)	14,300
Trade names	1,100	(92)	1,008	—	—	—
Total	$56,371	$(5,605)	$50,766	$22,371	$(4,391)	$17,980

For the three months ended June 30, 2022 and June 30, 2021, the Company recorded amortization expense on intangible assets of $0.8 million and $0.3 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded amortization expense on intangible assets of $1.2 million and $0.6 million, respectively.

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

We assumed from Honeywell International Inc. ("Honeywell") all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business as of the spin-off, as well as all HSE liabilities associated with the three manufacturing locations assumed from Honeywell that are used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on the Company's consolidated financial position or results of operations.

10. Income Taxes

The provision for income taxes was $20.0 million and $13.8 million for the three months ended June 30, 2022 and 2021, respectively, resulting in an effective tax rate of 23.5% and 23.8%, respectively.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (Loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s estimated annual effective tax rate applied against the three and six months ended June 30, 2022 and 2021 differed from the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations which generally increase the tax rate, partially offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate.

In February 2022, the Company acquired the stock of U.S. Amines Limited. Under purchase accounting rules, a net deferred tax liability of approximately $12.2 million was recorded in the first quarter related to the adjustment of the acquired assets and liabilities to fair value. There was a $0.1 million reduction in the net deferred tax liability recorded in the second quarter. See Note 13 "Acquisitions" for further details.

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

11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In July 2019, the Company entered into an interest rate swap transaction related to its credit agreement. The fair value of the interest rate swap at June 30, 2022 was a gain of approximately $0.4 million and is considered a Level 2 liability.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at June 30, 2022 or December 31, 2021. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At June 30, 2022 and 2021, we had no financial contracts related to forward commodity agreements.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Asset (Liability) Derivatives
	June 30, 2022		December 31, 2021

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accounts and other receivables, net	$350	Accrued liabilities and Other liabilities	$(708)

Total Derivatives		$350		$(708)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

June 30, 2022
Loss on derivative instruments included in Accumulated other comprehensive loss at December 31, 2021	$(708)
Fair value adjustment	1,058
Gain on derivative instruments included in Accumulated other comprehensive loss at June 30, 2022	$350

At June 30, 2022, the Company expects to reclassify approximately $0.3 million of net gains on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt with the remainder recognized in future periods through the expiration date. The following table summarizes the reclassification of net (gains) losses on derivative instruments from AOCI into earnings:

	Amount of (Gain) Loss Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives:

Interest Rate Contracts	$(131)	$562	$(119)	$1,119

Total Derivatives	$(131)	$562	$(119)	$1,119

13. Acquisitions

In February 2022, the Company acquired the stock of U.S. Amines Limited ("U.S. Amines"), a leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals for an estimated purchase price of approximately $97 million, net of cash acquired. U.S. Amines employs approximately 50 people in the United States at manufacturing facilities in Bucks, AL and Portsmouth, VA.

In accordance with ASC 805, this transaction has been accounted for as a business combination. The Company used its best estimates and assumptions for items including, but not limited to, corporate name recognition, strong, long-lasting customer relationships and potential revenue growth from existing customers to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The transaction resulted in the Company acquiring tangible assets and finite-lived intangible assets, comprised of customer relationships (approximately $33 million) and trademarks (approximately $1 million) which reflect the value of the benefit derived from incremental revenue and related cash flows as a direct result of the customer relationships and name brand. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of 20 years and 5 years, respectively. The residual amount of the purchase price in excess of the value of the tangible and definite-lived intangible assets

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

was allocated to goodwill. Factors considered when identifying goodwill included, but are not limited to, a complementary business model and formula pricing mechanisms with a business that is adjacent to our ammonium sulfate adjuvant and solvent businesses, the enhancement of the Company’s value chain through internal supply of products and raw materials, a new unique platform in the agrochemicals space as well as a number of opportunities to support further penetration into high-value applications. The U.S. Amines acquisition was not significant to our Condensed Consolidated Financial Statements, therefore, pro forma and post-acquisition results of operations have not been presented.

The preliminary measurements of fair value set forth herein are subject to change and such changes could be material. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

The following table summarizes the allocation of the purchase price consideration as of the acquisition date for the transaction noted above:

	Initially Reported as of March 31, 2022 (Preliminary)	Measurement Period Adjustment	June 30, 2022 (Preliminary)
Cash	$22,887	$—	$22,887
Accounts receivable	15,117	—	15,117
Inventories	11,937	(3,048)	8,889
Other current assets	1,876	(167)	1,709
Property, plant and equipment	13,600	—	13,600
Intangible assets	31,400	2,600	34,000
Accounts payable	(1,487)	(88)	(1,575)
Accrued liabilities	(2,760)	—	(2,760)
Deferred income taxes	(12,243)	119	(12,124)
Net tangible and intangible assets	80,327	(584)	79,743
Goodwill	40,271	329	40,600
Total purchase price	$120,598	$(255)	$120,343

Total purchase price	$120,598	$(255)	$120,343
Less: Cash acquired	(22,887)	—	(22,887)
Total purchase price, net of cash received	97,711	(255)	97,456
Estimated working capital adjustment due from seller	878	(878)	—
Net cash paid	$98,589	$(1,133)	$97,456

Goodwill deductible for tax purposes	$—	$—	$—

The preliminary amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company's Form 10-Q for the first quarter ended March 31, 2022. The measurement period adjustment was primarily associated with the inventory valuation. The Company does not believe that the measurement period adjustment had a material impact on its consolidated statements of operations, balance sheets or cash flows in the prior period previously reported.

In January 2021, the Company acquired certain assets associated with ammonium sulfate packaging, warehousing and logistics services in Virginia from Commonwealth Industrial Services, Inc. ("CIS") for approximately $9.5 million.

14. Subsequent Events

As announced on August 5, 2022, the Board declared a quarterly cash dividend of $0.145 per share on the Company's common stock, an increase of 16% over the prior dividend, payable on August 30, 2022 to stockholders of record as of the close of business on August 16, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained in this Quarterly Report on Form 10-Q (this "Form 10-Q"), as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022 (the “2021 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally, including the impact of the coronavirus (COVID-19) pandemic and any resurgences; the potential effects of inflationary pressures, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of the conflict between Russia and Ukraine; the scope, shape and pace of recovery of the pandemic including the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; risks associated with employees working remotely or operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics and geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; cybersecurity, data privacy incidents and disruptions to our technology infrastructure; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2021 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of June 30, 2022.

•Chemical Intermediates – We manufacture, market and sell a number of other chemical intermediate products that are derived from the manufacturing processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of adhesives, paints, coatings, solvents, herbicides and engineered plastic resins. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene (“AMS”), cyclohexanone, oximes (methyl ethyl ketoxime, acetaldehyde oxime and 2-pentanone oxime), cyclohexanol, sulfuric acid, ammonia and carbon dioxide. With the acquisition of U.S. Amines Limited (“U.S. Amines”), we now produce alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals.

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of June 30, 2022. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

Global demand for Nylon 6 resin spans a variety of end-uses such as textiles, engineered plastics, industrial filament, food and industrial films, and carpet. The market growth typically tracks global GDP growth over the long-term but varies by end-use. Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand trends in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene and, depending on the manufacturing process utilized, natural gas and sulfur. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the average commodity spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products. Our differentiated Nylon 6 products are typically valued at a higher level than commodity resin products.

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

We also manufacture, market and sell a number of chemical intermediate products that are derived from the manufacturing processes within our integrated supply chain. Most significant is acetone, the price of which is influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. We continue to invest in and grow our differentiated product offerings in high-purity applications and high-value intermediates including our newly acquired U.S. Amines portfolio as well as our oximes-based EZ-Blox™ anti-skinning agent used in paints and Nadone® cyclohexanone, which is a solvent used in various high-value applications.

Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including planted acres and the price of crops. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops as compared to other fertilizers. We recently expanded our offering to directly supply packaged ammonium sulfate to customers, primarily in North and South America, and diversified and optimized our offerings to include spray-grade adjuvants to support crop protection and products for industrial use.

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, however, quarterly sales experience seasonality reflecting both geographical and product sales mix considerations based on the timing and length of the growing seasons in North and South America. The North America planting season runs from July through June. The new season fill typically occurs in the third quarter and proceeds sequentially into the following Spring which is the peak period for fertilizer application for key crops in North America. As a result of this typical pattern, North American ammonium sulfate demand and pricing, particularly for our higher-value granular product, are typically the strongest in the first half of the year through application for the Spring crop and then decline in the second half. Our export sales, primarily into South America, are predominantly of the standard grade product. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

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

Recent Developments

COVID-19

Since early 2020, the novel coronavirus (COVID-19) has continued to spread, with confirmed cases worldwide, and with certain jurisdictions experiencing resurgences, including as a result of variant strains. The pandemic and related containment measures have had a substantial impact on businesses around the world and on global, regional and national economies, including disruptions to supply chains, volatility in demand, production and sales across most industries, volatility within global financial markets, inflationary pressures in commodity pricing and an increasingly dynamic workforce environment. The continuously evolving nature of this pandemic and the pace and shape of a full recovery may continue to have an impact on the United States and global economies.

The Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19. The Company will continue to monitor developments and execute operational and safety mitigation plans as previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Acquisition

In February 2022, the Company acquired U.S. Amines, a leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals for an estimated purchase price of approximately $97 million, net of cash acquired. U.S. Amines employs approximately 50 people in the United States at manufacturing facilities in Bucks, AL and Portsmouth, VA. The acquisition provides a unique platform in the agrochemicals space as well as a number of opportunities to support further penetration into high-value applications including electronics, pharmaceuticals and water treatment. U.S. Amines has a complementary business model with long-tenured customer relationships and formula pricing mechanisms with a business that is adjacent to both our ammonium sulfate adjuvant and solvent businesses.

Dividends

During 2022, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share
8/5/2022	8/16/2022	8/30/2022	$0.145
5/6/2022	5/17/2022	5/31/2022	$0.125
2/18/2022	3/1/2022	3/15/2022	$0.125

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$583,736	$437,682	$1,062,809	$814,065
% change compared with prior year period	33.4%		30.6%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Volume	(3.5)%	(3.7)%
Price	32.1%	30.9%
Acquisition	4.8%	3.4%
	33.4%	30.6%

Sales increased in the three months ended June 30, 2022 compared to the prior year period by $146.1 million (approximately 33%) due primarily to (i) net favorable market-based pricing (approximately 26%) reflecting strength in our ammonium sulfate and nylon product lines partially offset by lower pricing in chemical intermediates (primarily acetone), (ii) favorable raw material pass-through pricing (approximately 6%) as a result of net cost increases in benzene and propylene (inputs to cumene which is a key feedstock to our products) and (iii) the acquisition of U.S. Amines (approximately 5%), partially offset by decreased sales volume (approximately 4%) driven primarily by unfavorable weather conditions driving a reduction of in-season fertilizer demand as well as lower production output limiting supply of nylon resin and chemical intermediates compared to the prior year.

Sales increased in the six months ended June 30, 2022 compared to the prior year period by $248.7 million (approximately 31%) due primarily to (i) net favorable market-based pricing (approximately 26%) reflecting strength in our ammonium sulfate and nylon product lines partially offset by lower pricing in chemical intermediates (primarily acetone), (ii) favorable raw material pass-through pricing (approximately 5%) as a result of net cost increases in benzene and propylene (inputs to cumene which is a key feedstock to our products) and (iii) the acquisition of U.S. Amines (approximately 3%), partially offset by decreased sales volume (approximately 4%) driven primarily by higher sales in the first quarter of 2021 through a reduction of finished goods inventory in that period to meet a recovery in customer demand and lower production in the second quarter of 2022 compared to the prior year period.

Costs of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Costs of goods sold	$476,835	$356,884	$852,482	$674,783
% change compared with prior year period	33.6%		26.3%
Gross Margin percentage	18.3%	18.5%	19.8%	17.1%

Costs of goods sold increased in the three months ended June 30, 2022 compared to the prior year period by $120.0 million (approximately 34%) due primarily to (i) increased prices of raw materials (approximately 23%), (ii) an increase in plant spend, particularly utilities, driven primarily by natural gas prices (approximately 4%), (iii) the impact of the U.S. Amines acquisition (approximately 5%) and the impact of non-raw material inflation (approximately 2%) primarily on transportation costs.

Costs of goods sold increased in the six months ended June 30, 2022 compared to the prior year period by $177.7 million (approximately 26%) due primarily to (i) increased prices of raw materials (approximately 21%), (ii) the impact of the U.S. Amines acquisition (approximately 4%), (iii) an increase in plant spend, particularly utilities, driven primarily by natural gas prices (approximately 3%) and (iv) the impact of non-raw material inflation (approximately 2%) primarily on transportation costs. The noted increase was partially offset by lower sales volumes (approximately 2%) across all product lines as discussed above, and an unfavorable non-cash LIFO inventory reserve adjustment in the prior year period (approximately 1%).

Gross margin percentage decreased slightly in the three months ended June 30, 2022 compared to the prior year period due primarily to (i) higher plant spend (approximately 2%), (ii) lower sales volume (approximately 2%) and the impact of non-raw material inflation (approximately 1%), mostly offset by the net impact of formula-based pass-through pricing and increased market pricing (approximately 5%).

Gross margin percentage increased by approximately 3% in the six months ended June 30, 2022 compared to the prior year period due primarily to (i) the net impact of formula-based pass-through pricing and increased market pricing (approximately 6%) and (ii) an unfavorable non-cash LIFO inventory reserve adjustment in the prior year period (approximately 1%) partially offset by (i) higher plant spend (approximately 2%), (ii) lower sales volume as discussed above (approximately 1%) and (iii) the impact of non-raw material inflation (approximately 1%).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative expenses	$20,841	$21,682	$42,051	$40,990
Percentage of Sales	3.6%	5.0%	4.0%	5.0%

Selling, general and administrative expenses decreased by $0.8 million in the three months ended June 30, 2022 compared to the prior year period due primarily to (i) decreased stock-based compensation costs and (ii) a reduction in bad debt expense associated with a cash collection of a previously reserved customer receivable partially offset by increased functional support costs.

Selling, general and administrative expenses increased by $1.1 million in the six months ended June 30, 2022 compared to the prior period due primarily to increased functional support costs partially offset by a reduction in bad debt expense associated with a cash collection of a previously reserved customer receivable.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense	$19,962	$13,817	$39,145	$23,088
Effective tax rate	23.5%	23.8%	23.4%	24.2%

The Company filed a Federal net operating loss (NOL) carryback claim under the CARES Act in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021 was higher compared to the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations, partially offset by tax credits and the deduction for foreign-derived intangible income.

The Company’s effective tax rate for the three and six months ended June 30, 2022 was slightly lower than the prior year periods due primarily to a state rate change recorded as a discrete tax adjustment in the second quarter of 2021.

In February 2022, the Company acquired the stock of U.S. Amines. Under purchase accounting rules, a net deferred tax liability of approximately $12.2 million was recorded in the first quarter related to the adjustment of the acquired assets and liabilities to fair value. There was a $0.1 million reduction in the net deferred tax liability recorded in the second quarter. See Note 13 "Acquisitions" for further details.

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

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$65,157	$44,131	$128,230	$72,262

As a result of the factors described above, Net income was $65.2 million and $128.2 million for the three and six months ended June 30, 2022 as compared to $44.1 million and $72.3 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$65,157	$44,131	$128,230	$72,262
Non-cash stock-based compensation	2,005	3,744	5,379	6,107
Non-cash amortization from acquisitions	551	65	752	109
One-time M&A costs	—	—	277	172
Benefit from income taxes relating to reconciling items	(439)	(578)	(995)	(986)
Adjusted Net Income (non-GAAP)	67,274	47,362	133,643	77,664
Interest expense, net	769	1,379	1,332	2,923
Income tax expense - adjusted	20,401	14,395	40,141	24,074
Depreciation and amortization - adjusted	16,982	16,564	33,474	32,624
Adjusted EBITDA (non-GAAP)	105,426	79,700	208,590	137,285

Sales	$583,736	$437,682	$1,062,809	$814,065

Adjusted EBITDA Margin* (non-GAAP)	18.1%	18.2%	19.6%	16.9%
*Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$65,157	$44,131	$128,230	$72,262
Adjusted Net Income (non-GAAP)	67,274	47,362	133,643	77,664

Weighted-average number of common shares outstanding - basic	28,168,207	28,131,981	28,183,951	28,112,978
Dilutive effect of equity awards and other stock-based holdings	1,094,502	788,196	1,132,841	717,749
Weighted-average number of common shares outstanding - diluted	29,262,709	28,920,177	29,316,792	28,830,727

EPS - Basic	$2.31	$1.57	$4.55	$2.57
EPS - Diluted	$2.23	$1.53	$4.37	$2.51
Adjusted EPS - Basic (non-GAAP)	$2.39	$1.68	$4.74	$2.76
Adjusted EPS - Diluted (non-GAAP)	$2.30	$1.64	$4.56	$2.69

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

As of the end of the second quarter of 2022, the Company had approximately $17.3 million of cash on hand with approximately $352 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $95 million to $105 million in 2022 compared to $57 million in 2021, reflecting the timing of maintenance and HSE spend.

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

We assumed from Honeywell International Inc. ("Honeywell") all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business as of the spin-off, as well as all HSE liabilities associated with the three manufacturing locations assumed from Honeywell that are used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on the Company's consolidated financial position or results of operations.

We expect that our primary cash requirements for the remainder of 2022 will be to fund costs associated with ongoing operations, capital expenditures, and amounts related to other contractual obligations.

The Company made cash contributions to the defined benefit pension plan of $10 million during the six months ended June 30, 2022 with no contributions made in the first quarter of 2022 and $10 million in the second quarter of 2022. The Company currently plans to make pension plan contributions during 2022 sufficient to satisfy funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of $15 million to $20 million. We anticipate making contributions in future years sufficient to satisfy pension funding requirements, if any, in those periods.

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

As of June 30, 2022, the Company has repurchased a total of 3,884,263 shares of common stock, including 592,972 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $112.8 million at a weighted average market price of $29.04 per share. As of June 30, 2022, $51.8 million remained available for share repurchases under the current authorization. During the period from July 1, 2022 through July 29, 2022, we repurchased an additional 70,554 shares at a weighted average market price of $35.30 per share under the currently authorized repurchase program.

As of June 30, 2022, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2021 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Since commencement of dividends, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount
8/5/2022	8/16/2022	8/30/2022	$0.145	$4.1	million
5/6/2022	5/17/2022	5/31/2022	$0.125	$3.5	million
2/18/2022	3/1/2022	3/15/2022	$0.125	$3.5	million
9/28/2021	11/9/2021	11/23/2021	$0.125	$3.5	million

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at June 30, 2022 and through the date of the filing of this Form 10-Q.

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

As of December 31, 2021, we had a balance of $135 million under the Revolving Credit Facility. During the six months ended June 30, 2022, we borrowed an incremental net amount of $12 million to bring the balance under the Revolving Credit Facility to $147 million as of June 30, 2022. As of June 30, 2022, $352 million was available for use out of the total of $500 million under the Revolving Credit Facility. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Six Months Ended June 30,
	2022	2021
Cash provided by (used for):
Operating activities	$145,053	$109,035
Investing activities	(137,456)	(34,483)
Financing activities	(5,400)	(80,907)
Net change in cash and cash equivalents	$2,197	$(6,355)

Cash provided by operating activities increased by $36.0 million for the six months ended June 30, 2022 versus the prior year period due primarily to a $56.0 million increase in net income and a $16.8 million favorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) year-over-year with a $11.9 million favorable cash impact from working capital for the six months ended June 30, 2022 compared to a $5.0 million unfavorable cash impact in the prior year period, which included a $12.3 million cash tax refund. These net favorable impacts for the six months ended June 30, 2022 were partially offset by a $13.4 million unfavorable cash impact from Accrued liabilities driven by the timing of payments, a $9.7 million unfavorable cash impact from Income taxes payable, a $5.3 million unfavorable impact from Deferred taxes and a $9.6 million unfavorable impact from Other assets and liabilities compared to the prior year period driven primarily by a reduction in the net pension liability due to cash contributions to the defined benefit pension plan.

Cash used for investing activities increased by $103.0 million for the six months ended June 30, 2022 versus the prior year period due primarily to cash paid for the acquisition of U.S. Amines for approximately $97 million compared to cash paid of approximately $9.5 million for the acquisition of Commonwealth Industrial Services, and increased cash payments for capital expenditures of approximately $14.3 million reflecting timing of project execution.

Cash provided by financing activities increased by $75.5 million for the six months ended June 30, 2022 versus the prior year period due primarily to net borrowings of $11.5 million for the six months ended June 30, 2022 compared to net repayments of $80.0 million during the prior year period partially offset by payments for share repurchases of $9.8 million and cash paid for dividends of approximately $7.0 million as described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Six Months Ended June 30, 2022
Capital expenditures in Accounts payable at December 31, 2021	$11,720
Purchases of property, plant and equipment	36,266
Less: Capital expenditures in Accounts payable at June 30, 2022	(9,207)
Cash paid for capital expenditures	$38,779

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

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the six-month period ended June 30, 2022 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

As of June 30, 2022, the Company had one interest rate swap agreement outstanding for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception and was effective July 31, 2019 with a maturity date of February 21, 2023. The interest rate swap has been designated as a cash flow hedge and converts the Company's interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of this interest rate swap, interest payments on approximately 34% of our borrowings, as of June 30, 2022, have been swapped from floating rate to fixed rate for the life of the swap, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of June 30, 2022, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at June 30, 2022, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the six months ended June 30, 2022 would have resulted in an increase or decrease to our interest expense of approximately $0.2 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2022, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended June 30, 2022. During the quarter ended June 30, 2022, 77,961 shares were purchased under our share repurchase program and 9,290 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2022		—	$—	—	$54,835,540
May 2022		—	—	—	54,835,540
June 2022	(1)	87,251	39.04	77,961	51,767,206
Total		87,251	$39.04	77,961
(1) Total number of shares purchased includes 9,290 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period July 1, 2022 through July 29, 2022, we repurchased an additional 70,554 shares at a weighted average market price of $35.30 per share under the currently authorized repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
10.1	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 15, 2022). †
10.2	Employment Separation Agreement and Release between AdvanSix Inc. and Willem L. Blindenbach, dated June 15, 2022. †
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: August 5, 2022	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer