Form 10-Q
period 2022-09-30
AdvanSix Inc.
filed 2022-11-04
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
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

The Registrant had 27,566,894 shares of common stock, $0.01 par value, outstanding at October 28, 2022.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$478,769	$446,495	$1,541,578	$1,260,561
Costs, expenses and other:
Costs of goods sold	443,646	366,180	1,296,128	1,040,965
Selling, general and administrative expenses	23,069	21,121	65,120	62,112
Interest expense, net	686	1,174	2,017	4,096
Other non-operating (income) expense, net	(1,394)	331	(1,825)	349
Total costs, expenses and other	466,007	388,806	1,361,440	1,107,522

Income before taxes	12,762	57,689	180,138	153,039
Income tax expense	2,730	13,747	41,876	36,835
Net income	$10,032	$43,942	$138,262	$116,204

Earnings per common share
Basic	$0.36	$1.56	$4.92	$4.13
Diluted	$0.35	$1.51	$4.74	$4.02
Weighted average common shares outstanding
Basic	27,944,494	28,182,810	28,103,255	28,136,511
Diluted	28,889,658	29,100,276	29,173,537	28,920,832

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$10,032	$43,942	$138,262	$116,204
Foreign exchange translation adjustment	(32)	(15)	(10)	(20)
Cash-flow hedges	57	415	864	1,300
Other comprehensive income (loss), net of tax	25	400	854	1,280
Comprehensive income	$10,057	$44,342	$139,116	$117,484

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$24,694	$15,100
Accounts and other receivables – net	185,901	178,140
Inventories – net	158,432	149,570
Taxes receivable	14,930	947
Other current assets	14,399	6,097
Total current assets	398,356	349,854
Property, plant and equipment – net	803,188	767,964
Operating lease right-of-use assets	124,960	136,207
Goodwill	56,192	17,592
Intangible assets	50,004	17,980
Other assets	22,833	22,402
Total assets	$1,455,533	$1,311,999

LIABILITIES
Current liabilities:
Accounts payable	$265,090	$211,511
Accrued liabilities	44,068	49,712
Income taxes payable	24	9,723
Operating lease liabilities – short-term	38,913	36,127
Deferred income and customer advances	2,561	2,749
Total current liabilities	350,656	309,822
Deferred income taxes	152,412	133,330
Operating lease liabilities – long-term	86,304	100,580
Line of credit – long-term	135,000	135,000
Postretirement benefit obligations	6,868	18,243
Other liabilities	10,016	13,834
Total liabilities	741,256	710,809

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,962,466 shares issued and 27,715,594 outstanding at September 30, 2022; 31,755,430 shares issued and 28,139,954 outstanding at December 31, 2021	320	318
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Treasury stock at par (4,246,872 shares at September 30, 2022; 3,615,476 shares at December 31, 2021)	(42)	(36)
Additional paid-in capital	181,628	195,931
Retained earnings	538,056	411,516
Accumulated other comprehensive loss	(5,685)	(6,539)
Total stockholders' equity	714,277	601,190
Total liabilities and stockholders' equity	$1,455,533	$1,311,999

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$138,262	$116,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,870	49,058
Loss on disposal of assets	1,303	842
Deferred income taxes	8,696	11,235
Stock-based compensation	7,599	8,606
Accretion of deferred financing fees	464	424
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	7,346	(46,549)
Inventories	27	37,885
Taxes receivable	(13,983)	11,952
Accounts payable	43,468	27,047
Income taxes payable	(9,699)	—
Accrued liabilities	(7,666)	6,418
Deferred income and customer advances	(188)	(23,241)
Other assets and liabilities	(23,512)	(14,358)
Net cash provided by operating activities	203,987	185,523

Cash flows from investing activities:
Expenditures for property, plant and equipment	(61,010)	(37,471)
Acquisition of business	(97,456)	(9,523)
Other investing activities	(1,587)	(975)
Net cash used for investing activities	(160,053)	(47,969)

Cash flows from financing activities:
Borrowings from line of credit	354,000	133,500
Payments of line of credit	(354,000)	(273,500)
Principal payments of finance leases	(712)	(534)
Dividend payments	(11,083)	—
Purchase of treasury stock	(23,591)	(589)
Issuance of common stock	1,046	202
Net cash used for financing activities	(34,340)	(140,921)

Net change in cash and cash equivalents	9,594	(3,367)
Cash and cash equivalents at beginning of period	15,100	10,606
Cash and cash equivalents at the end of period	$24,694	$7,239

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$19,182	$6,783

Supplemental cash activities:
Cash paid for interest	$1,580	$3,785
Cash paid for income taxes	$55,840	$23,051
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2021	31,755,430	$318	$195,931	$411,516	$(36)	$(6,539)	$601,190

Net Income	—	—	—	63,073	—	—	63,073
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	57	57
Cash-flow hedges	—	—	—	—	—	512	512
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	569	569
Issuance of common stock	144,875	1	713	—	—	—	714
Purchase of treasury stock (181,536 shares)	—	—	(7,010)	—	(2)	—	(7,012)
Stock-based compensation	—	—	3,374	—	—	—	3,374
Dividends	—	—	313	(3,830)	—	—	(3,517)
Balance at March 31, 2022	31,900,305	319	193,321	470,759	(38)	(5,970)	658,391

Net Income	—	—	—	65,157	—	—	65,157
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(35)	(35)
Cash-flow hedges	—	—	—	—	—	295	295
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	260	260
Issuance of common stock	61,651	1	317	—	—	—	318
Purchase of treasury stock (87,251 shares)	—	—	(3,406)	—	(1)	—	(3,407)
Stock-based compensation	—	—	2,005	—	—	—	2,005
Dividends	—	—	155	(3,670)	—	—	(3,515)
Balance at June 30, 2022	31,961,956	320	192,392	532,246	(39)	(5,710)	719,209

Net Income	—	—	—	10,032	—	—	10,032
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(32)	(32)
Cash-flow hedges	—	—	—	—	—	57	57
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	25	25
Issuance of common stock	510	—	14	—	—	—	14
Purchase of treasury stock (362,609 shares)	—	—	(13,169)	—	(3)	—	(13,172)
Stock-based compensation	—	—	2,220	—	—	—	2,220
Dividends	—	—	171	(4,222)	—	—	(4,051)
Balance at September 30, 2022	31,962,466	$320	$181,628	$538,056	$(42)	$(5,685)	$714,277

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The year-end Condensed Consolidated Balance Sheet data were derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2022 and 2021 were October 1, 2022 and October 2, 2021, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at September 30, 2022 and December 31, 2021 aggregated to $2.5 million and $4.5 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2022, the Company has repurchased a total of 4,246,872 shares of common stock, including 592,976 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $125.9 million at a weighted average market price of $29.66 per share. As of September 30, 2022, $38.6 million remained available for share repurchases under the current authorization. During the period October 1, 2022 through October 28, 2022, the Company repurchased an additional 148,700 shares at a weighted average market price of $33.36 per share under the current authorized repurchase program.

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

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in approximately 50 countries across a wide variety of industries. For the three months ended September 30, 2022 and 2021, the Company's ten largest customers accounted for approximately 43% and 43% of total sales, respectively. For the nine months ended September 30, 2022 and 2021, the Company's ten largest customers accounted for approximately 39% and 41% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three and nine months ended September 30, 2022, the Company's sales to Shaw were 16% and 12% of our total sales, respectively compared to 13% and 12% for the same periods in 2021.

The Company's revenue by product line, and related approximate percentage of total sales, for the three and nine months ended September 30, 2022 and 2021 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Nylon	$141,017	29%	$122,110	27%	$391,731	25%	$317,608	25%
Caprolactam	90,818	19%	80,265	18%	247,992	16%	242,460	19%
Chemical Intermediates	115,268	24%	130,920	29%	409,568	27%	416,482	33%
Ammonium Sulfate	131,666	28%	113,200	26%	492,287	32%	284,011	23%
	$478,769	100%	$446,495	100%	$1,541,578	100%	$1,260,561	100%
The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
United States	$393,447	82%	$365,210	82%	$1,290,621	84%	$1,039,291	82%
International	85,322	18%	81,285	18%	250,957	16%	221,270	18%
Total	$478,769	100%	$446,495	100%	$1,541,578	100%	$1,260,561	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the nine months ended September 30, 2022:

Opening balance January 1, 2022	$2,749
Additional cash advances	2,506
Less amounts recognized in revenues	(2,694)
Ending balance September 30, 2022	$2,561
The Company expects to recognize as revenue the September 30, 2022 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The details of the basic and diluted EPS calculations for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic
Net income	$10,032	$43,942	$138,262	$116,204
Weighted average common shares outstanding	27,944,494	28,182,810	28,103,255	28,136,511
EPS – Basic	$0.36	$1.56	$4.92	$4.13
Diluted
Dilutive effect of equity awards and other stock-based holdings	945,164	917,466	1,070,282	784,321
Weighted average common shares outstanding	28,889,658	29,100,276	29,173,537	28,920,832
EPS – Diluted	$0.35	$1.51	$4.74	$4.02

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

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options and stock equivalents	227,144	318,706	156,418	535,299

Dividend activity for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash dividends declared per share	$0.145	$0.125	$0.395	$0.125
Aggregate dividends paid to shareholders	$4,051	$—	$11,083	$—

5. Accounts and Other Receivables – Net

	September 30, 2022	December 31, 2021
Accounts receivables	$182,179	$175,584
Other	4,203	4,051
Total accounts and other receivables	186,382	179,635
Less – allowance for doubtful accounts	(481)	(1,495)
Total accounts and other receivables – net	$185,901	$178,140

6. Inventories

	September 30, 2022	December 31, 2021
Raw materials	$108,682	$56,961
Work in progress	34,413	43,526
Finished goods	51,925	27,961
Spares and other	28,242	27,150
	223,262	155,598
Reduction to LIFO cost basis	(64,830)	(6,028)
Total inventories	$158,432	$149,570

Substantially all of the Company’s inventories at September 30, 2022 and December 31, 2021 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 9% was valued at average cost using the first-in, first-out (“FIFO”) method at September 30, 2022.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $69.9 million and $29.4 million at September 30, 2022 and December 31, 2021, respectively.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use asset	$229	$185	$703	$527
Interest on lease liabilities	15	8	37	24
Total finance lease cost	244	193	740	551
Operating lease cost	11,711	10,072	32,321	30,142
Short-term lease cost	1,541	2,743	4,091	9,379
Total lease cost	$13,496	$13,008	$37,152	$40,072

As of September 30, 2022, we have additional operating and finance leases that have not yet commenced for approximately $5.5 million and approximately $0.5 million, respectively. These leases will commence during 2022 with lease terms of up to 7 years.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

The change in the carrying amount of goodwill was as follows:

		Total
Balance at	December 31, 2021	$17,592
Acquisition of U.S. Amines		38,600
Balance at	September 30, 2022	$56,192

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(1,377)	$35,443	$3,920	$(240)	$3,680
Licenses	18,451	(4,843)	13,608	18,451	(4,151)	14,300
Trade names	1,100	(147)	953	—	—	—
Total	$56,371	$(6,367)	$50,004	$22,371	$(4,391)	$17,980

For the three months ended September 30, 2022 and September 30, 2021, the Company recorded amortization expense on intangible assets of $0.8 million and $0.9 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded amortization expense on intangible assets of $2.0 million and $1.4 million, respectively.

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

10. Income Taxes

The provision for income taxes was $2.7 million and $13.7 million for the three months ended September 30, 2022 and 2021, respectively, resulting in an effective tax rate of 21.4% and 23.8%, respectively. The provision for income taxes was $41.9 million and $36.8 million for the nine months ended September 30, 2022 and 2021, respectively, resulting in an effective tax rate of 23.2% and 24.1%, respectively.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (Loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s estimated annual effective tax rate applied against the three and nine months ended September 30, 2022 and 2021 differed from the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations which generally increase the tax rate, partially offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate.

In February 2022, the Company acquired the stock of U.S. Amines Limited. Under purchase accounting rules, during the first and second quarter of 2022, a net deferred tax liability of approximately $12.1 million was recorded related to the adjustment of the acquired assets and liabilities to fair value. In the third quarter, the Company recorded a measurement period adjustment which resulted in a $2.0 million reduction to the net deferred tax liability with a corresponding reduction to Goodwill acquired. See Note 13 "Acquisitions" for further details.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a book minimum tax assessed on financial statement income of certain large corporations and an excise tax on share repurchases. The Company does not anticipate these provisions will have a material impact on our results of operations or financial condition, when effective. The IRA also includes significant extensions, expansions and enhancements related to climate and energy tax credits designed to encourage investment in the adoption and expansion of renewable and alternative energy sources. The Company is evaluating these provisions of the law.

11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In July 2019, the Company entered into an interest rate swap transaction related to its credit agreement. The fair value of the interest rate swap at September 30, 2022 was a gain of approximately $0.4 million and is considered a Level 2 liability.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at September 30, 2022 or December 31, 2021. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At September 30, 2022 and 2021, we had no financial contracts related to forward commodity agreements.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Asset (Liability) Derivatives
	September 30, 2022		December 31, 2021

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accounts and other receivables, net	$426	Accrued liabilities and Other liabilities	$(708)

Total Derivatives		$426		$(708)

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

September 30, 2022
Loss on derivative instruments included in Accumulated other comprehensive loss at December 31, 2021	$(708)
Fair value adjustment	1,134
Gain on derivative instruments included in Accumulated other comprehensive loss at September 30, 2022	$426

At September 30, 2022, the Company expects to reclassify approximately $0.4 million of net gains on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt with the remainder recognized in future periods through the expiration date. The following table summarizes the reclassification of net (gains) losses on derivative instruments from AOCI into earnings:

	Amount of (Gain) Loss Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives:

Interest Rate Contracts	$(256)	$565	$(375)	$1,684

Total Derivatives	$(256)	$565	$(375)	$1,684

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

Although the Company believes the measurements of fair value set forth herein to be substantially complete, they are subject to change within one year from the acquisition date. The following table summarizes the allocation of the purchase price consideration as of the acquisition date for the transaction noted above:

	Initially Reported as of March 31, 2022 (Preliminary)	Measurement Period Adjustment	September 30, 2022 (Preliminary)
Cash	$22,887	$—	$22,887
Accounts receivable	15,117	—	15,117
Inventories	11,937	(3,048)	8,889
Other current assets	1,876	(167)	1,709
Property, plant and equipment	13,600	(8)	13,592
Intangible assets	31,400	2,600	34,000
Accounts payable	(1,487)	(88)	(1,575)
Accrued liabilities	(2,760)	—	(2,760)
Deferred income taxes	(12,243)	2,127	(10,116)
Net tangible and intangible assets	80,327	1,416	81,743
Goodwill	40,271	(1,671)	38,600
Total purchase price	$120,598	$(255)	$120,343

Total purchase price	$120,598	$(255)	$120,343
Less: Cash acquired	(22,887)	—	(22,887)
Total purchase price, net of cash received	97,711	(255)	97,456
Estimated working capital adjustment due from seller	878	(878)	—
Net cash paid	$98,589	$(1,133)	$97,456

Goodwill deductible for tax purposes	$—	$—	$—

The preliminary amounts presented in the table above pertained to the preliminary purchase price allocation reported in the Company's Form 10-Q for the first quarter ended March 31, 2022. The measurement period adjustment was primarily associated with the inventory valuation and a change to the deferred income tax liability. The Company does not believe that the measurement period adjustment had a material impact on its consolidated statements of operations, balance sheets or cash flows in the prior period previously reported.

In January 2021, the Company acquired certain assets associated with ammonium sulfate packaging, warehousing and logistics services in Virginia from Commonwealth Industrial Services, Inc. ("CIS") for approximately $9.5 million.

14. Subsequent Events

As announced on November 4, 2022, the Board declared a quarterly cash dividend of $0.145 per share on the Company's common stock, payable on November 29, 2022 to stockholders of record as of the close of business on November 15, 2022.

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

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of September 30, 2022.

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

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of September 30, 2022. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

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

Dividends

During 2022, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share
11/4/2022	11/15/2022	11/29/2022	$0.145
8/5/2022	8/16/2022	8/30/2022	$0.145
5/6/2022	5/17/2022	5/31/2022	$0.125
2/18/2022	3/1/2022	3/15/2022	$0.125

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$478,769	$446,495	$1,541,578	$1,260,561
% change compared with prior year period	7.2%		22.3%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Volume	(18.1)%	(8.8)%
Price	22.4%	27.8%
Acquisition	2.9%	3.3%
	7.2%	22.3%

Sales increased in the three months ended September 30, 2022 compared to the prior year period by $32.3 million (approximately 7%) due primarily to (i) net favorable market-based pricing (approximately 18%) reflecting strength in our ammonium sulfate and nylon product lines, (ii) favorable raw material pass-through pricing (approximately 4%) as a result of net cost increases in benzene and propylene (inputs to cumene which is a key feedstock to our products) and (iii) the acquisition of U.S. Amines (approximately 3%), partially offset by decreased sales volume (approximately 18%) driven primarily by lower production due to an extended multi-site third quarter 2022 plant turnaround and delayed ramp to full production rates at our manufacturing sites.

Sales increased in the nine months ended September 30, 2022 compared to the prior year period by $281.0 million (approximately 22%) due primarily to (i) net favorable market-based pricing (approximately 23%) reflecting strength in our ammonium sulfate and nylon product lines partially offset by lower pricing in chemical intermediates (primarily acetone), (ii) favorable raw material pass-through pricing (approximately 5%) as a result of net cost increases in benzene and propylene (inputs to cumene which is a key feedstock to our products) and (iii) the acquisition of U.S. Amines (approximately 3%), partially offset by decreased sales volume (approximately 9%) driven primarily by unfavorable weather conditions resulting in a reduction of in-season fertilizer demand during the second quarter of 2022 and lower production during the third quarter of 2022, as discussed above.

Costs of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs of goods sold	$443,646	$366,180	$1,296,128	$1,040,965
% change compared with prior year period	21.2%		24.5%
Gross Margin percentage	7.3%	18.0%	15.9%	17.4%

Costs of goods sold increased in the three months ended September 30, 2022 compared to the prior year period by $77.5 million (approximately 21%) due primarily to (i) increased prices of raw materials (approximately 14%), (ii) increased spend associated with the planned multi-site plant turnaround (approximately 10%), (iii) the impact of the U.S. Amines acquisition (approximately 4%) and (iv) increased plant spend, particularly natural gas utility costs (approximately 4%). The noted increase was partially offset by lower sales volume (approximately 12%), as discussed above.

Costs of goods sold increased in the nine months ended September 30, 2022 compared to the prior year period by $255.2 million (approximately 25%) due primarily to (i) increased prices of raw materials (approximately 19%), (ii) the impact of the U.S. Amines acquisition (approximately 4%), (iii) an increase in plant spend, particularly natural gas utility costs (approximately 3%) and (iv) increased spending from the planned multi-site turnaround (approximately 3%). The noted increase was partially offset by lower sales volumes (approximately 6%), as discussed above.

Gross margin percentage decreased in the three months ended September 30, 2022 compared to the prior year period by approximately 11% due primarily to (i) higher plant spend primarily due to the multi-site plant turnaround and natural gas utility costs (approximately 11%) and (ii) lower sales volume (approximately 5%). These increases were partially offset by the impact of increased pricing, net of raw material cost escalations (approximately 6%), across the ammonium sulfate, caprolactam and nylon product lines.

Gross margin percentage decreased by approximately 2% in the nine months ended September 30, 2022 compared to the prior year period due primarily to (i) higher plant spend due to the multi-site plant turnaround and higher natural gas utility costs (approximately 4%), (ii) lower sales volume as discussed above (approximately 2%) and (iii) the impact of non-raw material inflation (approximately 2%). These increases were partially offset by the impact of increased pricing (approximately 6%), net of raw material costs driven primarily by the ammonium sulfate and nylon product lines.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative expenses	$23,069	$21,121	$65,120	$62,112
Percentage of Sales	4.8%	4.7%	4.2%	4.9%

Selling, general and administrative expenses increased by $1.9 million in the three months ended September 30, 2022 compared to the prior year period due primarily to increased functional support costs partially offset by decreased incentive-based compensation expense.

Selling, general and administrative expenses increased by $3.0 million in the nine months ended September 30, 2022 compared to the prior period due primarily to increased functional support costs partially offset by (i) decreased incentive-based compensation costs and (ii) a reduction in bad debt expense associated with a cash collection of a previously reserved customer receivable.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense	$2,730	$13,747	$41,876	$36,835
Effective tax rate	21.4%	23.8%	23.2%	24.1%

The Company filed a Federal net operating loss (NOL) carryback claim under the CARES Act in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company’s effective tax rate for the three and nine months ended September 30, 2022 and 2021 was higher compared to the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations, partially offset by tax credits and the deduction for foreign-derived intangible income.

The Company’s effective tax rate for the three months ended September 30, 2022 was lower than the prior year period due primarily to the lower Income before taxes recorded in the third quarter of 2022 compared to the third quarter of 2021 and therefore the tax adjustments in this quarter had a greater impact on the effective tax rate than the prior year period.

In February 2022, the Company acquired the stock of U.S. Amines Limited. Under purchase accounting rules, during the first and second quarter of 2022, a net deferred tax liability of approximately $12.1 million was recorded related to the adjustment of the acquired assets and liabilities to fair value. In the third quarter, the Company recorded a measurement period adjustment which resulted in a $2.0 million reduction to the net deferred tax liability with a corresponding reduction to Goodwill acquired. See Note 13 "Acquisitions" for further details.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a book minimum tax assessed on financial statement income of certain large corporations and an excise tax on share repurchases. The Company does not anticipate these provisions will have a material impact on our results of operations or financial condition, when effective. The IRA also includes significant extensions, expansions and enhancements related to climate and energy tax credits designed to encourage investment in the adoption and expansion of renewable and alternative energy sources. The Company is evaluating these provisions of the law.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$10,032	$43,942	$138,262	$116,204

As a result of the factors described above, Net income was $10.0 million and $138.3 million for the three and nine months ended September 30, 2022 as compared to $43.9 million and $116.2 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$10,032	$43,942	$138,262	$116,204
Non-cash stock-based compensation	2,220	2,499	7,599	8,606
Non-cash amortization from acquisitions	532	65	1,284	174
One-time M&A costs	—	—	277	172
Benefit from income taxes relating to reconciling items	(466)	(391)	(1,461)	(1,378)
Adjusted Net Income (non-GAAP)	12,318	46,115	145,961	123,778
Interest expense, net	686	1,174	2,017	4,096
Income tax expense - adjusted	3,196	14,138	43,337	38,213
Depreciation and amortization - adjusted	17,113	16,260	50,586	48,884
Adjusted EBITDA (non-GAAP)	33,313	77,687	241,901	214,971

Sales	$478,769	$446,495	$1,541,578	$1,260,561

Adjusted EBITDA Margin* (non-GAAP)	7.0%	17.4%	15.7%	17.1%
*Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$10,032	$43,942	$138,262	$116,204
Adjusted Net Income (non-GAAP)	12,318	46,115	145,961	123,778

Weighted-average number of common shares outstanding - basic	27,944,494	28,182,810	28,103,255	28,136,511
Dilutive effect of equity awards and other stock-based holdings	945,164	917,466	1,070,282	784,321
Weighted-average number of common shares outstanding - diluted	28,889,658	29,100,276	29,173,537	28,920,832

EPS - Basic	$0.36	$1.56	$4.92	$4.13
EPS - Diluted	$0.35	$1.51	$4.74	$4.02
Adjusted EPS - Basic (non-GAAP)	$0.44	$1.64	$5.19	$4.40
Adjusted EPS - Diluted (non-GAAP)	$0.43	$1.58	$5.00	$4.28

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2021 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities as well as the prices of our raw materials and general economic and industry trends, as well as customer demand, which in the second quarter of 2020, was materially impacted by the circumstances surrounding COVID-19. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements, both prior to and during the COVID-19 pandemic, has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures, dividends and liquidity reflecting disciplined capital deployment. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with health, safety and environmental ("HSE") regulations. We believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in Item 1A of Part I of our 2021 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the third quarter of 2022, the Company had approximately $24.7 million of cash on hand with approximately $364 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $95 million in 2022 compared to $57 million in 2021, reflecting the timing of maintenance and HSE spend.

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

The Company made cash contributions to the defined benefit pension plan of $15 million during the nine months ended September 30, 2022 with no contributions made in the first quarter of 2022, $10 million in the second quarter of 2022 and $5 million in the third quarter of 2022. The Company currently plans to make pension plan contributions during 2022 sufficient to satisfy funding requirements under the AdvanSix Retirement Earnings Plan in an aggregate amount of approximately $20 million. We anticipate making contributions in future years sufficient to satisfy pension funding requirements, if any, in those periods.

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

As of September 30, 2022, the Company has repurchased a total of 4,246,872 shares of common stock, including 592,976 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $125.9 million at a weighted average market price of $29.66 per share. As of September 30, 2022, $38.6 million remained available for share repurchases under the current authorization. During the period from October 1, 2022 through October 28, 2022, we repurchased an additional 148,700 shares at a weighted average market price of $33.36 per share under the currently authorized repurchase program.

As of September 30, 2022, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2021 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Since commencement of dividends, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount
11/4/2022	11/15/2022	11/29/2022	$0.145	$4.0	million
8/5/2022	8/16/2022	8/30/2022	$0.145	$4.1	million
5/6/2022	5/17/2022	5/31/2022	$0.125	$3.5	million
2/18/2022	3/1/2022	3/15/2022	$0.125	$3.5	million
9/28/2021	11/9/2021	11/23/2021	$0.125	$3.5	million

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at September 30, 2022 and through the date of the filing of this Form 10-Q.

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

As of December 31, 2021, we had a balance of $135 million under the Revolving Credit Facility. During the nine months ended September 30, 2022, the Company's incremental borrowings equaled the incremental payments maintaining the balance under the Revolving Credit Facility at $135 million as of September 30, 2022. As of September 30, 2022, approximately $364 million was available for use out of the total of $500 million under the Revolving Credit Facility. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Nine Months Ended September 30,
	2022	2021
Cash provided by (used for):
Operating activities	$203,987	$185,523
Investing activities	(160,053)	(47,969)
Financing activities	(34,340)	(140,921)
Net change in cash and cash equivalents	$9,594	$(3,367)

Cash provided by operating activities increased by $18.5 million for the nine months ended September 30, 2022 versus the prior year period due primarily to a $55.5 million favorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) year-over-year with a $50.7 million favorable cash impact from working capital for the nine months ended September 30, 2022 compared to a $4.9 million unfavorable cash impact in the prior year period and a $22.1 million increase in net income. These net favorable impacts for the nine months ended September 30, 2022 were partially offset by (i) a $25.9 million unfavorable cash impact from Taxes receivable (including a $12.3 million cash tax refund received in the first quarter of 2021), (ii) a $14.1 million unfavorable cash impact from Accrued liabilities driven by the timing of payments, (iii) a $9.7 million unfavorable cash impact from Income taxes payable and (iv) a $9.2 million unfavorable impact from Other assets and liabilities compared to the prior year period driven primarily by a reduction in the net pension liability due to cash contributions to the defined benefit pension plan.

Cash used for investing activities increased by $112.1 million for the nine months ended September 30, 2022 versus the prior year period due primarily to cash paid for the acquisition of U.S. Amines for approximately $97 million compared to cash paid of approximately $9.5 million for the acquisition of Commonwealth Industrial Services, and increased cash payments for capital expenditures of approximately $23.5 million reflecting timing of project execution.

Cash used for financing activities decreased by $106.6 million for the nine months ended September 30, 2022 versus the prior year period as incremental borrowings equaled the incremental payments during the nine months ended September 30, 2022 compared to net repayments of $140.0 million during the prior year period partially offset by payments for share repurchases of $23.0 million and cash paid for dividends of approximately $11.1 million as described above.

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

The following table summarizes ongoing and expansion capital expenditures:

Nine Months Ended September 30, 2022
Capital expenditures in Accounts payable at December 31, 2021	$11,720
Purchases of property, plant and equipment	68,472
Less: Capital expenditures in Accounts payable at September 30, 2022	(19,182)
Cash paid for capital expenditures	$61,010

For 2022, we expect our total capital expenditures to be approximately $95 million compared to $57 million in 2021, reflecting the timing of maintenance and HSE spend. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

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

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the nine-month period ended September 30, 2022 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

As of September 30, 2022, the Company had one interest rate swap agreement outstanding for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception and was effective July 31, 2019 with a maturity date of February 21, 2023. The interest rate swap has been designated as a cash flow hedge and converts the Company's interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of this interest rate swap, interest payments on approximately 37% of our borrowings, as of September 30, 2022, have been swapped from floating rate to fixed rate for the life of the swap, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of September 30, 2022, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at September 30, 2022, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the nine months ended September 30, 2022 would have resulted in an increase or decrease to our interest expense of approximately $0.2 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2022, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended September 30, 2022. During the quarter ended September 30, 2022, 362,605 shares were purchased under our share repurchase program and 4 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2022	(1)	70,554	$35.30	70,550	$49,276,726
August 2022		140,555	38.88	140,555	43,811,616
September 2022		151,500	34.38	151,500	38,603,592
Total		362,609	$36.30	362,605
(1) Total number of shares purchased includes 4 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period October 1, 2022 through October 28, 2022, we repurchased an additional 148,700 shares at a weighted average market price of $33.36 per share under the currently authorized repurchase program.

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

ADVANSIX INC.

Date: November 4, 2022	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer