Form 10-K
period 2022-12-31
AdvanSix Inc.
filed 2023-02-17
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $916 million as of June 30, 2022. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.

There were 27,433,810 shares of common stock outstanding at February 3, 2023.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 15, 2023.

PART I.

Item 1. Business

In this Annual Report on Form 10-K, unless the context otherwise dictates, “AdvanSix,” the “Company,” “we,” “us” or “our” means AdvanSix Inc. and its consolidated subsidiaries.

Corporate History

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the separation of AdvanSix. The separation was completed by Honeywell distributing (the "Distribution") all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01 per share, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date.

Description of Business

AdvanSix Inc. plays a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect. Our four key product lines are as follows:

•Nylon – Nylon 6 is a polymer resin, which is a synthetic material used by our customers to produce fibers, filaments, engineered plastics and films that, in turn, are used in such end-products as carpets, automotive and electric components, packaging, including food packaging, and other industrial applications including wire and cable. We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In addition, our Nylon 6 resin is used to produce nylon films through our Oben Alliance which we sell to our customers primarily under the Capran® brand name.

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of December 31, 2022.

•Chemical Intermediates – We manufacture, market and sell a number of other chemical products that are derived from the chemical processes within our integrated supply chain and as a result of the acquisition of U.S. Amines Limited (“U.S. Amines”) in 2022. Most significant is acetone which is used by our customers in the production of adhesives, paints, coatings, solvents, herbicides and engineered plastic resins. Other intermediate chemicals that we manufacture, market and sell include phenol, alkyl and specialty amines including monoisopropylamine, dipropylamine, and monoallylamine, alpha-methylstyrene (“AMS”), cyclohexanone, oximes (methyl ethyl ketoxime, acetaldehyde oxime and 2-pentanone oxime), cyclohexanol, sulfuric acid, ammonia and carbon dioxide.

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients, as an herbicide adjuvant for crop protection, and in several industrial applications. Ammonium sulfate fertilizer is derived from the caprolactam manufacturing process. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of December 31, 2022. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

Each of these product lines represented the following approximate percentage of total sales:

	Years Ended December 31,
	2022	2021	2020
Nylon	25%	25%	24%
Caprolactam	16%	19%	19%
Chemical Intermediates	26%	32%	32%
Ammonium Sulfate	33%	24%	25%
	100%	100%	100%

The following charts illustrate the distribution of our sales by product line and by region, measured by the destination of each sale, for the year ended December 31, 2022:

For information concerning revenues and assets by geographic region, see “Note 3. Revenue” to our Consolidated Financial Statements included in Item 8 of this Form 10-K, which is incorporated herein by reference.

Our manufacturing process is vertically integrated. We use cumene, a chemical compound produced from benzene and propylene, to manufacture phenol, acetone and AMS at our Frankford, Pennsylvania plant. The majority of the phenol we manufacture is further processed at our Hopewell facility through an integrated series of unit operations, which also consume natural gas and sulfur, to produce caprolactam and ammonium sulfate. In 2022, approximately 57% of the caprolactam we produced at our facility in Hopewell, Virginia was shipped to our facility in Chesterfield, Virginia where it was polymerized into Aegis® Nylon 6 resins. During 2022, AdvanSix acquired U.S. Amines, which has two manufacturing facilities located in Bucks, Alabama and Portsmouth, Virginia.

Our integrated manufacturing process, our scale and the quantity and range of our products make us one of the most reliable and efficient manufacturers in our industry. We consistently focus on and invest in improving production yields from our various manufacturing processes to build on our leading cost position. Our logistics infrastructure enables a reliable intra-plant supply chain and consistent and timely delivery to our customers. In addition, we strive to understand the product applications and end-markets into which our products are sold, which helps us upgrade the quality, chemical properties and packaging of our products in ways which enable us to attract price premiums and greater demand. In February 2022, we successfully completed our second acquisition with the U.S. Amines purchase, adding alkly and allyl amine chemistry to our value chains.

We serve approximately 400 customers globally located in approximately 50 countries. For the years ended December 31, 2022, 2021 and 2020, we had sales of $1,946 million, $1,685 million and $1,158 million with net income of $172 million, $140 million and $46 million, respectively. For the years ended December 31, 2022, 2021 and 2020, our international sales were $323 million, $302 million and $267 million, respectively.

AdvanSix is a single operating segment and a single reportable segment, operating through five U.S.-based manufacturing sites located in Frankford, Pennsylvania, Hopewell, Chesterfield and Portsmouth, Virginia and Bucks, Alabama. The Company's headquarters is located in Parsippany, New Jersey.

Competitive Strengths

Low-Cost Position Driven by Integrated Manufacturing Footprint, Large Scale, Favorable Geographical Location, and High Utilization Rates. Our vertically integrated manufacturing facilities, scale, access to lower cost raw materials, and high plant utilization rates help us maintain our position as the world's lowest cost producer of caprolactam. First, we are vertically integrated into several key feedstock materials necessary to produce caprolactam, particularly phenol, ammonia and oleum/sulfuric acid, which we believe is a unique advantage in our industry. Our integration contributes to higher operating margins by lowering raw material transportation, handling and storage costs. It also allows us to remain flexible, while optimizing sales from our diverse portfolio of products. Second, we operate one of the world’s largest single-site caprolactam and ammonium sulfate production facilities, which is a competitive advantage in our globally, fragmented industry. Our scale provides operating and purchasing leverage and the opportunity to achieve stronger business performance than our competitors in several ways. Most fundamentally, it enables us to spread fixed and overhead costs across more pounds of production, thereby enabling us to produce caprolactam at a lower per pound cost than our competitors. Third, the location of our manufacturing operations in the United States affords us access to low-cost natural gas, which is a key raw material needed to manufacture the ammonia used in the production of caprolactam and ammonium sulfate as well as the source of energy for our manufacturing operations. By contrast, a significant number of our competitors are in geographic locations where energy prices are currently substantially higher. Our footprint also provides access to a number of higher value end markets across our product lines. Finally, our long-term customer relationships and contracts enable us to maintain high plant utilization rates, which, along with our size and scale, serves to retain and attract customers who prioritize security of supply.

Diverse Revenue Sources from the Sale of Fertilizer, Acetone and Other Chemical Intermediates. Due to our specific chemical manufacturing processes, vertical integration and scale, we produce ammonium sulfate fertilizer, acetone and a wide range of other chemical intermediates that enable us to diversify our revenue sources. Most significantly, for every pound of caprolactam produced, we produce approximately four pounds of ammonium sulfate, a fertilizer used by farmers around the world. For many decades, we have employed agronomists to educate growers and retailers in the Americas on the yield value of using ammonium sulfate fertilizer on key crops including corn, wheat, coffee, sugar, cotton and rice. We have also diversified and optimized our ammonium sulfate-based offerings to include a spray-grade adjuvant to support crop protection, as well as other specialty fertilizers and products for industrial use. Sales of ammonium sulfate in 2022 were $629 million and represented 33% of our total sales. We are among the most significant suppliers of acetone to a variety of end-markets in North America. Sales of acetone in 2022 were approximately $227 million and represented 12% of our total sales. In addition to fertilizer and acetone, other products from our manufacturing process include high-purity phenol, AMS, cyclohexanone, oximes, cyclohexanol, sulfuric acid, ammonia and carbon dioxide. The diversity of our sales portfolio helps to mitigate, to some extent, the cyclicality in our end-markets. Currently, we not only have leading positions across these diverse product lines, but are also aligned to several favorable macro trends that are supporting growth across the portfolio including urbanization and aging infrastructure, digital transformation, global food production and resource scarcity, and a shift to green and performance chemicals. In addition, our recent acquisition of U.S. Amines enables further diversification into agrochemical intermediates, water treatment and pharmaceuticals.

Global Reach. Our cost position, business model, and sales and marketing capabilities enable us to compete globally where nylon resin, caprolactam, ammonium sulfate and chemical intermediates are consumed. In 2022, approximately 17% of our sales were outside the United States. Our freight and logistics capabilities and terminal locations position us well to serve global markets, including the dock and loading facility at our Hopewell facility which serves ocean-going dry-bulk freight vessels. Our global reach enables us to arbitrage geographic price variations to ensure we are receiving the highest value for our products.

Technical Know-How, Customer Intimacy and Application Development Capabilities. Intimate knowledge of our customers and end-market applications, combined with our technical know-how, enables us to develop differentiated products that are often valued higher by customers compared to commodity products. Our Research and Development ("R&D") talent consists of scientists and engineers with degrees in polymer and chemical synthesis, catalysis and chemical engineering, who work not only on developing new products for nylon resins but also driving unique offerings for our chemical intermediates and ammonium sulfate customers. Our R&D team has expanded our capabilities to test and scale production of copolymer Nylon 6/66 resin, which is used in food packaging films and other applications. Our agronomists provide the latest scientific information on the importance of sulfur nutrition for crops and how to optimize the benefits of ammonium sulfate fertilizer to our global customers through a variety of channels including webinars, technical training sessions for retailers and direct grower meetings. Further, members of our technical marketing team, representing each of our major product lines, present at various industry events and conferences to demonstrate our breadth of product offerings and capabilities.

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
•Investing in digital transformation and process automation to optimize and improve operational efficiency;
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

Enhancing Portfolio Resiliency. Our diverse portfolio serves us well particularly during times of uncertainty. Supplementing our exposure to diverse end-use applications, we have enhanced our sales mix through our differentiated product portfolio, which earn gross margins that are roughly double our average base business margin. Over the past several years, we have invested in capabilities to strengthen our innovation, increase the value of our product portfolio and meet customer specifications in certain high value industries including high-purity applications, high-value intermediates and differentiated nylon. We have had successes across the portfolio including our oximes-based EZ-Blox® anti-skinning agent used in paints and coatings, and our Nadone® cyclohexanone product line, which is a solvent used in various high-value applications. Growing off a small base, we have also seen commercial success with our Nylon-based wire and cable offerings as well as copolymer Nylon 6/66 resin, which are used in engineered plastics for the automotive industry, films for food packaging, as well as other higher value applications. We leverage our R&D investments, customer intimacy and knowledge of product applications to develop new resin products to better serve our customers and increase the value of our resin products portfolio. We are focused on working with customers to solve their needs with respect to sustainability and have received commercial orders for our 100% Post-Industrial Recycled resins and films. Our R&D team works with existing and potential customers to understand end-use applications, build application development capabilities and protect the value proposition of our new products. In addition, as a result of recent efforts and enhancements in crystallizer technology and operations, we are now producing a high-quality granular grade ammonium sulfate to meet the growing demand of our customers.

Strong Capital Stewardship. We have developed and are executing against a multi-year pipeline of high-return growth and cost savings capital projects. These efforts target improvement in production rate, cost, quality and yield. We are focused on improving our return on invested capital and remain disciplined in our approach as we support long-term shareholder value. On an ongoing basis we evaluate options to return cash to shareholders while also pursuing a highly-selective acquisition and alliance strategy to supplement our organic sales by broadening our customer base, developing our technology and product portfolios, expanding our geographic reach and enhancing our cash flow profile and margin stability. In 2021, we completed our first acquisition of certain assets of Commonwealth Industrial Services, Inc. and we initiated a structural return of cash in the form of a quarterly dividend reflecting confidence in our cash flow generation. We continued to mature and enhance our capital deployment in 2022 with the acquisition of U.S. Amines, an increase in capital expenditures, and return of cash to shareholders through share repurchases and an increase of our quarterly dividend. The timing, declaration, amount and payment of dividends to stockholders, if any, will be within the sole discretion of our Board of Directors (the "Board").

Industry Overview

Nylon Solutions. Global demand for Nylon 6 resin spans a variety of end-uses such as textiles, engineered plastics, industrial filament, food and industrial films, and carpet. The market growth typically tracks global GDP growth over the long-term but varies by end-use.

Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene and, depending on the manufacturing process utilized, natural gas and sulfur. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products. Our differentiated Nylon 6 products are typically valued at a higher level than commodity resin products. We believe that Nylon 6 end-market growth will continue to generally track global GDP over the long-term. Carpet is the largest end-use for Nylon 6 in North America and has seen stable to declining demand growth in recent years reflecting shifts in consumer preferences to hard flooring versus soft and the previous substitution to lower-cost polyester. The housing sector had seen an improving trend in recent years, however, residential construction markets slowed in 2022 reflecting the rise in interest rates. Nylon 6 has a stronger presence in commercial carpet applications, including hospitality and office, where the material is preferred for its durability and performance characteristics. We have seen some recovery in commercial construction growth, which had lagged residential in recent years. Applications such as engineered plastics and packaging have potential to grow at faster rates given certain macrotrends.

The global market for Nylon 6 resin and caprolactam has undergone significant change over the past decade. Following a peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as Chinese manufacturers entered the market and increased global supply at a time when demand growth remained relatively stable. As a result of the increased capacity and competitive intensity, industry margins for Nylon 6 resin and caprolactam compressed over this period to a low point in mid-2016. In the second half of 2016, capacity reductions by our competitors occurred in North America and Europe improved supply / demand fundamentals in North America while conditions globally remained dynamic. Industry spreads had fluctuated near marginal producer cost since 2016, but, slowing global growth and soft end-market demand, combined with capacity increases and an uncertain macro environment, pressured pricing and spreads during the second half of 2019 and throughout 2020. In 2021, strong end use demand, combined with industry operational upsets and supply chain disruptions, created an environment for robust performance in Nylon 6. Nylon end-uses are sensitive to consumer demand, which was softer overall through 2022, particularly in consumer durables and residential end markets. However, buyers have explored using Nylon 6 as a substitute for other resins where applications allow, based on the need for reliable, secure long-term supply and performance needs.

Chemical Intermediates. Chemical intermediates are used as key inputs for a variety of end-market products including construction materials, paints and coatings, packaging and consumer applications. The primary products are acetone, phenol, AMS and cyclohexanone. With the acquisition of U.S. Amines in the first quarter of 2022, we have expanded our end markets to include agrochemical, water treatment and pharmaceutical applications with the addition of a range of alkyl and specialty amines. Acetone and phenol represent approximately 44% and 12%, respectively, of our chemical intermediates sales. Prices for acetone are influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. In the U.S., where we primarily sell our acetone, there were elevated levels of acetone imports during 2018 and 2019 given high industry operating rates globally, which pressured regional pricing and spreads. As a result of strong global acetone demand driven by favorable COVID-related acetone derivative drivers (hand sanitizers and acrylic screens) in addition to the implementation of acetone anti-dumping duties, acetone imports into the U.S. declined through 2020 and 2021, creating more favorable supply and demand conditions for the product and improved pricing. Generally, industry operating rates in 2022 declined with a reduction in global downstream demand. During 2022 supply and demand of acetone was balanced in the U.S. with lower imports along with falling input propylene raw material costs, supporting favorable acetone industry margins. We also saw strong demand for Alpha-methyl styrene ("AMS") as a result of lower global production output. Supply and demand conditions for the remaining intermediates began to soften in the latter part of 2022 in line with overall weaker demand and reduced industry output.

Plant Nutrients. Ammonium sulfate fertilizer products are primarily sold in North and South America. Ammonium sulfate is used as a fertilizer providing the key nutrients of sulfur and nitrogen for major agricultural crops globally such as corn, wheat, coffee, sugar, cotton and rice. As of December 31, 2022, ammonium sulfate fertilizer accounts for approximately 6% of the global market for nitrogen fertilizer and over 40% of the global market for sulfur fertilizer. Global prices for ammonium sulfate are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including the price of crops. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops than other fertilizers. We produce a high-quality granular grade of ammonium sulfate to meet the growing demand of our customers. We also directly supply packaged ammonium sulfate to customers, primarily in North and South America, and diversified and optimized our offerings to include spray-grade adjuvants to support crop protection, as well as other specialty fertilizers and products for industrial use.

Competition

Competition across our product offerings is based on a variety of factors including price, reliability of supply, product innovation, and quality. Other competitive factors include breadth of product line, R&D efforts and technical and managerial capability. While the competitive position of our individual products varies, we believe we are a significant competitor in each major product class. AdvanSix competes with integrated manufacturers, such as Highsun Group Holdings Ltd., BASF Corporation, Sinopec Limited, DOMO Chemicals GmbH, LANXESS AG and UBE Corporation. We also compete with synthetic manufacturers of ammonium sulfate, such as Pasadena Commodities International and Nutrien Ltd.; and stand-alone phenol and acetone producers, such as INEOS Phenol and Altivia. A number of our products are sold in markets with many competitors, some of whom have substantial financial resources and significant technological capabilities. Additionally, our competitors include companies with global operations as well as those operating only within specific geographic regions. In the U.S. Amines business, the key alkyl amines U.S. based competitor is Eastman Chemical Company.

Product Overview

Nylon and Caprolactam

We manufacture our Nylon 6 resin in our Chesterfield plant. We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In addition, our Nylon 6 resin is used to produce nylon films through our Oben alliance which we sell to our customers under the Capran® brand name. In 2022, our Nylon products generated $485 million of sales. In 2022, 2021 and 2020, Nylon sales were 25%, 25% and 24% of our total sales, respectively.

We produce caprolactam, the key monomer used in the production of Nylon 6 resin, at our Hopewell plant using phenol produced at our Frankford plant and sulfur and natural gas obtained from third-party suppliers. In 2022, caprolactam generated $320 million of sales. In 2022, 2021 and 2020, caprolactam sales were 16%, 19% and 19% of our total sales, respectively.

Chemical Intermediates

We produce and sell chemical intermediates to a range of customers for use in many different types of end-products. In 2022, our chemical intermediates generated $512 million of sales, of which $349 million, or 68%, came from sales of acetone, phenol and cyclohexanone, and $163 million, or 32%, came from sales of our other chemical intermediates, including a range of alkyl and specialty amines. In 2022, 2021 and 2020, sales of chemical intermediates were 26%, 32% and 32% of our total sales, respectively.

The phenol we produce at our Frankford plant is a key chemical intermediate used in our caprolactam manufacturing process. Approximately 88% of the phenol we produce is used in production of caprolactam and other chemical intermediates at Hopewell, and approximately 12% of our phenol is sold to customers for use in their product applications such as phenolic resins, epoxies and Bisphenol A.

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

As a result of the U.S. Amines acquisition during the first quarter of 2022, we also produce and sell alkyl and specialty amines which are used in agrochemical intermediates, water treatment and pharmaceutical applications.

Ammonium Sulfate

Ammonium sulfate fertilizer is produced simultaneously with caprolactam as part of our integrated manufacturing process at our Hopewell plant. We manufacture this product in a ratio of approximately four pounds of ammonium sulfate to one pound of caprolactam. Our competitors typically produce approximately two pounds or less of ammonium sulfate for each pound of caprolactam. We are targeting conversion of approximately 65% of the ammonium sulfate we produce in higher-value granular form. We sell ammonium sulfate under the brand name Sulf-N®, and in 2022, our ammonium sulfate products generated $629 million of sales. In 2022, 2021 and 2020, ammonium sulfate sales were 33%, 24% and 25% of our total sales, respectively.

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

Historically, we have been able to renew contracts with our suppliers and obtain sufficient quantities of cumene, sulfur, natural gas and any other key raw materials. Global supply and demand can significantly impact the price of our key raw materials, and historically prices have been cyclical. We mitigate our exposure to commodity price risk primarily through the use of medium- and long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers which structurally pass through increases or decreases in raw material costs.

Sales, Marketing and Distribution

We have a sales force with global reach, long-standing customer relationships and deep expertise with our products, product applications and end-markets. We predominantly sell directly to our customers, primarily under contracts but also through spot transactions under purchase orders and through distributors.

Our products are supported by our global logistics capability that we employ to ensure reliable and timely delivery to our customers while maximizing distribution resources and efficiency.

Customers

Globally, we serve approximately 400 customers in a wide variety of industries located in approximately 50 countries. In 2022, the Company's 10 largest customers accounted for approximately 39% of total sales. Our largest customer is Shaw Industries Group Inc. ("Shaw"), one of the world's largest consumers of caprolactam and Nylon 6 resin. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. Sales to Shaw were 12% of our total sales for the year ended December 31, 2022, 12% for the year ended December 31, 2021 and 14% for the year ended December 31, 2020. We typically sell to our other customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover.

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

Research & Development and Intellectual Property

We believe success in our industry is driven not only by operational excellence and cost position but also through technological strength and innovation. Our R&D activities focus on improving our chemical manufacturing processes to increase efficiency, capacity and productivity, lower production and operating costs, and innovate and develop new product applications.

We benefit from numerous patents and trademarks that we own. We sell our Nylon 6 resin under the Aegis® brand name, our nylon films under the Capran® brand name and our ammonium sulfate fertilizer under the Sulf-N® brand name. Chemical intermediates are sold under the brand names of Nadone®, Naxol® and EZ-Blox®. We also benefit from technology covered by trade secrets, including know-how and other proprietary information relating to many of our products, processes and technologies. We do not consider any individual patent, trademark or licensing or distribution rights related to a specific process or product to be of material importance in relation to our overall business. In our judgment, our intellectual property rights are adequate for the conduct of our business. We intend to continue taking steps as necessary to protect our intellectual property, including when appropriate, filing patent applications for inventions that are deemed important to our business.

We conduct R&D at technology centers with researchers at our manufacturing sites in Frankford, Pennsylvania and Chesterfield, Virginia.

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

Our Frankford and Hopewell facilities are regulated facilities under the Maritime Transportation Security Act of 2002 (“MTSA”) due to the nature of our operations and the proximity of the facilities to adjacent waterways. As a result, we are required to comply with numerous regulations administered by the Department of Homeland Security, including the development and implementation of compliant security procedures and protocols. Additionally, sales of certain of our products such as acetone and amines, which may implicate List II or other considerations under the Drug Enforcement Act. Such classifications subject us to further compliance audits by the relevant federal and state agencies and place ongoing restrictions on our sales activities.

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

Employees

As of December 31, 2022, the Company employed approximately 1,458 people. Of this total, approximately 586 are salaried employees and approximately 872 are hourly employees. Approximately 744 employees are covered under collective bargaining agreements that expire between 2023 and 2025. The Company strives to maintain positive and productive relationships with all of its employees, including the unions representing those employees.

Oversight and Management

Our Board and Board committees provide oversight on various human capital management matters. As noted in their respective charters:
•Our Health, Safety, and Environmental Committee oversees policies and programs relating to health, safety, and environmental (HSE), matters including process safety, HSE management systems and compliance with HSE regulations and compliance.
•Our Nominating and Governance Committee annually evaluates the effectiveness of our corporate governance framework and corporate social responsibility policies, goals and programs, including oversight of sustainability matters, community engagement and government affairs, as well as such other matters regarding the Company's role as a responsible corporate citizen.
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

As an organization, we maintain a relentless focus on continuous improvement and our expectation is zero injuries for employees and contractors. Our CARE program — Courage to Act, Respond and Engage — was launched in 2019 and inspires us to Live Safety in all we do. We use the industry standard Total Case Incident Rate ("TCIR") to measure our ongoing safety performance and compare with benchmarks. TCIR is defined as the number of occupational injuries and illnesses per 100 employees. Our TCIR was 1.15 in 2022, 0.48 in 2021 and 0.91 in 2020.

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

AdvanSix joined hundreds of companies in signing the CEO Action for Diversity and Inclusion pledge in 2019, which centers around three main commitments: to have complex discussions about diversity and inclusion, implement and expand upon unconscious bias education and share diversity and inclusion practices. We supported this commitment through 2022 as we engaged in honest and transparent conversations with our employees. AdvanSix also seeks to improve gender equality in the manufacturing industry, starting with supporting science, technology, engineering and math (STEM) education and work in related fields. A group of employees formed Supporting Women in Manufacturing (SWiM), an AdvanSix Employee Resource Group, with the goal of promoting women in manufacturing, female leadership and growth in STEM-related fields. SWiM seeks to raise awareness on these matters through programs, events and discussions, including networking, professional development, outreach, volunteering and internal programs highlighting leadership and career paths in multiple disciplines. AdvanSix is committed to pay equity for its employees and regularly performs reviews of its compensation practices to evaluate and maintain pay equity in several respects, including by gender, ethnicity and race.

At a national level, AdvanSix participates as a patron level supporter of the American Institute of Chemical Engineers’ ("AIChE") “Doing a World of Good” initiative that actively supports five high priority pillars within the chemical engineering field that align closely with sustainability and ESG principles including equity, diversity and inclusion. In addition, AdvanSix has supported and participated in the Future of STEM Scholars Initiative ("FOSSI"), a national, industry-wide program which provides scholarships to students pursuing STEM degrees at Historically Black Colleges and Universities ("HBCUs") and connections to internships, leadership development and mentoring opportunities. During 2022, we welcomed our second class of FOSSI scholars all of whom are in attendance at HBCUs doubling our previous year's number of scholars to ten.

During 2022, we progressed a number of key actions to advance equity, diversity and inclusion within the organization including focus group discussions, review of our talent pipeline and overall development programs. Notably, we continued our program of mandating a diverse candidate slate with the goal to increase our organization’s workforce diversity and improve outreach in the local communities where we operate. In addition, we created a program for inclusive leadership, ensuring our leaders understand and have the tools to create an inclusive environment where all can thrive. We held our second annual Days of Understanding at our largest manufacturing facility throughout the month of June to encourage active engagement by leadership with all employees to listen to their experiences and gather feedback for improvement.

Our senior leadership team was comprised of approximately 45% women in 2022, including our Chief Executive Officer, Chief Human Resources Officer, Chief Information Officer and Vice President, Nylon Solutions Business Director. Four directors of our nine-member Board are women, and two directors of our nine-member Board are ethnically diverse.

Employee Development

AdvanSix seeks to attract the best talent from a diverse range of sources in order to meet the needs of our business now and in the future. We have established strong relationships with community colleges, universities, professional associations and industry groups with a focus on technical positions and development in order to attract talent including by utilizing co-op, internship programs and university relations as a talent pipeline. We have emphasized investing in our talent and focusing on developing our people to incorporate opportunities for advancement based on experiential learning and development. We acknowledge that development is a career-long endeavor and place the greatest emphasis on learning by doing, supported by feedback, training, and self-reflection.
AdvanSix promotes development through training that broadens work-related skills. These include:
•Core competencies for all employees to develop and apply;
•Leadership competencies needed by all employees managing people; and
•Functional competencies that are position specific and used to inform job progression.

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
•Attract and retain best-in-class talent;
•Drive and pay for performance that creates superior results and sustainable stockholder value;
•Manage risk through oversight and sound management; and
•Nurture a culture of employee health and wellness.

Information about our Executive Officers

The executive officers of AdvanSix, listed as follows, are appointed annually by the Board. Ms. Kane, Mr. Preston and Mr. Gramm were each first appointed as an executive officer in 2016, and Ms. Slieter and Mr. Kintiroglou were each appointed as executive officers in 2020.

There are no family relationships among them or our Board members.

Name, Age	Position	Business Experience
Erin N. Kane, 45	Chief Executive Officer and Director	Prior to joining the Company, Ms. Kane served as vice president and general manager of Honeywell Resins and Chemicals since October 2014. She joined Honeywell in 2002 as a Six Sigma Blackbelt of Honeywell’s Specialty Materials business. In 2004, she was named product marketing manager of Honeywell’s Specialty Additives business. From 2006 until 2008, Ms. Kane served as global marketing manager of Honeywell’s Authentication Technologies business, and in 2008 she was named global marketing manager of Honeywell’s Resins and Chemicals business. In 2011, she was named business director of chemical intermediates of Honeywell’s Resins and Chemicals business. Prior to joining Honeywell, Ms. Kane held Six Sigma and process engineering positions at Elementis Specialties and Kvaerner Process. Ms. Kane serves on the Boards of Directors of AdvanSix Inc., the Chemours Company, and the American Chemistry Council. She served on the Board of Directors of the AIChE from 2019 through 2021. Ms. Kane brings to the Board her extensive leadership experience as well as knowledge of AdvanSix’s business, industry, health, safety and environmental processes, and operations.
Michael Preston, 51	Senior Vice President and Chief Financial Officer	Prior to joining the Company, Mr. Preston held various finance roles with Honeywell for over 15 years. Mr. Preston began his career with Honeywell in September of 2001 as manager of investor relations. Mr. Preston also held several finance leadership roles within Honeywell, including chief financial officer of the Fluorine Products business, director of financial planning & analysis for the Performance Materials and Technologies segment, and director of business analysis & planning for Honeywell corporate. From 2012 to 2013, Mr. Preston was vice president of business analysis & planning. Mr. Preston served as vice president and chief financial officer for Honeywell’s UOP division from 2013 to 2016. Prior to joining Honeywell, he spent seven years in investor relations consulting. Mr. Preston is a Chartered Financial Analyst (CFA) Charterholder and is a member of the CFA Institute and CFA Society New York.
Achilles B. Kintiroglou, 44	Senior Vice President, General Counsel and Corporate Secretary	Prior to being named to his current role, Mr. Kintiroglou was the deputy general counsel of AdvanSix since the spin-off in 2016. Before joining AdvanSix, he was a corporate and securities partner at Day Pitney LLP and a corporate and finance associate at Pillsbury Winthrop Shaw Pittman LLP and Pitney Hardin LLP.
Kelly J. Slieter, 48	Senior Vice President and Chief Human Resources Officer	Prior to joining the Company, Ms. Slieter served as vice president of human resources of Honeywell International Inc. since 2018. She joined Honeywell in 1997 as an intern and subsequently served in various human resources roles through 2003, including as M&A integration leader and as HR manager for multiple business units. From 2003 to 2004, she served as human resources manager at Bristol-Myers Squibb Company. From 2004 to 2005, she served as organization development manager for Tyco International. Ms. Slieter rejoined Honeywell in 2005 and served in roles with increasing responsibility through 2015, including, director of HR functional excellence, corporate; director of organization development & learning for the Automation & Control Solutions business; director of human resources for Honeywell Building Solutions; and senior director, human resources corporate. From 2015 through 2018, she served as vice president, human resources of the Honeywell UOP business.
Christopher Gramm, 53	Vice President, Controller	Prior to joining the Company, Mr. Gramm served as vice president and controller of the aerospace and corporate government compliance divisions at Honeywell. He joined Honeywell in 1997 as a senior staff accountant. Over the course of the period from 1997 to March 2011, Mr. Gramm held several positions at Honeywell, including controller and chief financial officer of various divisions focused on areas including specialty materials and resins and chemicals. Beginning in March 2011, he was vice president and controller of the aerospace division at Honeywell. From August 2014 to November 2015, Mr. Gramm served as vice president of finance for the integrated supply chain of the aerospace division at Honeywell. Before joining Honeywell, Mr. Gramm was a manager at Corning Life Sciences.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.AdvanSix.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2023 Annual Meeting of

Stockholders, which will also be available free of charge on our website. Information contained on, or that may be accessed through, our website does not and will not constitute part of this Form 10-K. Our filings with the SEC are also available on the SEC website at www.sec.gov.

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

Our business, financial condition and results of operations could be adversely affected by difficult global economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. Adverse events affecting the health of the economy, including inflation and potential recessionary pressures, rising interest rates, supply chain issues, labor market shortages, trade conflicts including, export and import restrictions, tariffs and other trade barriers, the COVID-19 pandemic or other pandemics and the threat of war, sovereign debt and economic crises, terrorism and protectionism could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets which may affect us and our customers. For example:

•Weak economic conditions, especially in our key markets, could reduce demand for our products, impacting our sales and margins;

•As a result of volatility in commodity prices, and increased inflation, we may encounter difficulty in achieving sustained market acceptance of past or future price increases;

•In addition, in the event of continued high inflationary pressure, we may not be able to adjust our pricing or increase our productivity and reduce our costs sufficient to offset increased costs, which would reduce our margins and profitability;

•Market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could cause decreases in demand for our products, decreased product prices and lower volumes and margins, potentially resulting in decreased sales and earnings;

•Under difficult market conditions, there can be no assurance that access to credit or the capital markets would be available or sufficient, and as such, we may not be able to successfully obtain additional financing on reasonable terms, or at all;

•Market conditions and credit availability could adversely affect the financial situation of raw material suppliers and their ability to deliver key materials, thus impacting our ability to run our production facilities at the intended rates; and

We are unable to predict the duration of economic conditions, whether current economic conditions may erode further over time, or the effects of such conditions on financial markets or our business and results of operations. Volatility and uncertainty surrounding future economic conditions such as inflation, potential recessionary pressures or rising interest rates may at times make it challenging to identify risk that may affect our business, sources and uses of cash, financial conditions and results of operations. If economic conditions deteriorate, our results of operations, financial condition and cash flows could be materially adversely affected.

The industries in which we operate experience cyclicality which can cause significant fluctuations in our cash flows and may adversely affect our business, financial condition and results of operations.

Our historical operating results reflect the cyclical nature of the industries in which we operate including with respect to our Nylon 6 resin, caprolactam, nitrogen fertilizer, phenol and acetone products. We experience cycles of fluctuating supply and demand for each of our products resulting in changes in selling prices and margins. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, by emphasizing higher margin products and by seeking to control transportation, selling and administration expense, we cannot assure you that these efforts will be sufficient to offset, in whole or in part, the effect of possible decreases in pricing on our operating results. As a result of potential cyclicality, we cannot assure you that pricing or profitability in the future will be comparable to any historical period, including the most recent period shown in our operating results. Structural changes in industry and customer trends for our products could adversely affect our business, financial condition and results of operations.

Any significant unplanned downtime or material disruption impacting any of our production facilities, logistics operations or information technology infrastructure, or any third party on which we rely, may adversely affect our business, financial condition and results of operations.

We seek to run our complex production facilities on a nearly continuous basis for maximum efficiency and we rely on the integrity of our logistics operations for the uninterrupted operations of our business. While we have made significant annual capital improvements at our manufacturing plants, operational issues have occurred for us in the past and may occur in the future, which could cause damage to our manufacturing and production equipment and ancillary facilities. Unplanned interruptions in our production capabilities may adversely affect our production costs, product lead times, our ability to supply our customers on a timely basis, potential loss of customers, and our earnings during the affected period.

Although our integrated manufacturing, scale and the quantity and range of our product offerings make us one of the most efficient manufacturers in our industry, the significant level of integration across our manufacturing facilities exposes us to increased risk associated with unplanned downtime or material disruptions at any one of our production facilities which have occurred in the past and which could impact our supply chain and our manufacturing process.

We seek to mitigate the risk of unplanned downtime through regularly scheduled maintenance for both major and minor repairs at all of our production facilities. We utilize maintenance excellence and mechanical integrity programs and maintain what we believe is an appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, both of which are intended to mitigate the extent of any production losses as a result of unplanned downtime. However, unplanned interruptions have occurred in the past and may occur in the future, and we may not have enough intermediate chemical inventory at any given time to offset production losses. Our business interruption insurance coverage may not cover all costs or losses associated with unplanned downtime, or such insurance may not continue to be available in amounts or on terms acceptable to us, or at all. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause additional unplanned downtime. Any such unplanned downtime at any of our production facilities may adversely affect our business, financial condition and results of operations.

Our production facilities and logistics operations, as well as those of our suppliers or other third parties on which we rely, are also subject to the risk of catastrophic loss and material disruptions due to unanticipated events, such as unexpected repairs or other operational and logistical problems, severe weather conditions, personal injury or major accidents, prolonged power failures, chemical spills, fires, explosions, acts of terrorism, earthquakes, pandemics or other natural disasters, that we or such third party may experience. While we seek to mitigate our risk of unplanned interruptions, we have experienced such unplanned interruptions in the past with respect to both our operations and the operations of third parties as described in our reports filed or furnished with the SEC, and there is no assurance that we or other third parties on which we rely will not experience unplanned interruptions in the future. In addition, disruptions to our information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, cybersecurity incidents, and other events, including disruptions at our cloud computing, server, systems and other third party IT service providers, or as a result of system upgrades or digital transformation, could interfere with our operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact our reputation. Depending on the nature, extent and length of any interruption from any such event, the results could adversely affect our business, financial condition and results of operations.

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

Although we believe that our sources of supply for raw materials are generally appropriate for our expected needs, it is difficult to predict the impact that shortages of raw materials or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long lead-time products during periods of fluctuating demand. Our inability to satisfy our supply needs would jeopardize our ability to fulfill obligations under contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations and damage to customer relationships.

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

We rely heavily on third party transportation to deliver raw materials to our facilities and ship products to our customers. Transport and pipeline operators are exposed to various risks, such as extreme weather conditions, natural disasters, work stoppages, personnel shortages, and operating hazards, as well as interstate and international transportation requirements. If we experience transportation problems, or if there are other significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship products to our customers. We seek to maintain appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, which are intended to mitigate the extent of any delays or disruptions in supply chain logistics. However, our failure to obtain raw materials, ship products or maintain sufficient buffer inventory could materially and adversely impact our business, financial condition and results of operations.

Our operations and growth projects require substantial capital and we may not be able to obtain additional capital that we need in the future on favorable terms or at all.

Our industry is capital intensive, and we may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, satisfy regulatory and environmental compliance obligations, achieve sustainability priorities or goals adopted by the Company, implement further marketing and sales activities, fund ongoing R&D activities, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology, new products and R&D projects and the status and timing of these developments. Our capital projects and other growth investments may have lengthy deadlines during which market conditions may deteriorate between the capital expenditure’s approval date and the conclusion of the project, negatively impacting projected returns on our investments. Delays or cost increases related to capital and other spending programs, including those relating to plant improvements and development of new technologies, could materially adversely affect our ability to achieve forecasted operating results. In addition, we may need to seek additional capital in the future, and debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we raise funds through the issuance of additional common equity, ownership in AdvanSix would be diluted. We believe that we have adequate capital resources to meet our projected operating needs, capital expenditures and other expected cash requirements. However, we may need additional capital resources in the future, and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected.

Our results of operations may be materially adversely impacted by the coronavirus (COVID-19) pandemic, including resurgences, and the measures implemented to contain the spread of the virus.

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

The extent of any impact from the COVID-19 pandemic, as well as any resurgences, variants or other similar U.S. or global public health crisis, on our business depends on numerous evolving factors and future developments that cannot be accurately predicted at this time, including, but not limited to: the scope and duration of the pandemic, including the spread of the virus and its variants, the extent of any resurgences, and the pace of recovery; the distribution, efficacy, availability and public acceptance of vaccines, boosters or treatments; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including our business continuity and cash optimization plans that have been, and may in the future be, implemented; the impact of social and economic restrictions and other containment measures taken to combat virus transmission; the impact on labor markets and our ability, and the ability of our suppliers and other third parties on which we rely, to retain and hire employees; inflationary pressures; supply chain disruptions; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services, including as a result of travel and other related restrictions; the ability of our customers to pay for our products;

any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; and risks associated with employees working remotely or operating with a reduced workforce.

Any of these events could materially adversely impact our business, financial condition, results of operations, cash flow, liquidity and/or stock price. The COVID-19 pandemic, as well as future pandemics, could also cause or contribute to the other risk factors identified in this Form 10-K, as may be amended in our subsequent Quarterly Reports on Form 10-Q, which in turn could materially adversely affect our business, financial condition, results of operations, cash flow, liquidity and/or stock price. Further, the COVID-19 pandemic, resurgences or other public health crisis may also affect our business, operations and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

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

Our continued ability to enhance our existing product offerings, as well as the successful development and commercialization of new products and technologies, are drivers to our future strategy. The development and commercialization of new products and technologies requires significant investment in R&D, capital expenditures, production and marketing. The sales and development cycle for our products is subject to customary budgetary constraints, internal acceptance procedures, competitive product assessments, scientific and development resource allocations, regulatory limitations, many of which may be beyond our control. If we are not able to successfully accommodate these factors to enable customer development success, we will be unable to achieve sufficient sales to reach the level of profitability we may expect or compete effectively. There is no assurance that we will be able to continue to identify, develop, market or, in certain cases, secure regulatory approval for, new products in a timely manner or at all, as may be required to replace or enhance existing products. We cannot be certain that costs incurred by investing in new products and technologies will result in an increase in our revenues or profits. Our ability to keep pace with our competitors and the success of any new products and technologies is uncertain and could adversely affect our business, financial condition and results of operations.

The loss of one or more of our significant customers could adversely affect our business, financial condition and results of operations.

Our business depends on significant customers, many of whom have been doing business with us for decades. The loss of one or several significant customers may have an adverse effect on our business, financial condition and results of operations. In 2022, our 10 largest customers accounted for approximately 39% of our total sales across all product lines. Our largest customer is Shaw, one of the world’s largest consumers of Nylon 6 resin and caprolactam. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. We typically sell to other customers under master services agreements, with primarily one-year terms, or by purchase orders. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, or significant unfavorable changes to pricing or other terms in contracts with any of them, could have an adverse effect on our business, financial condition and results of operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest customers were to become bankrupt or insolvent, or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have an adverse effect on our business, financial condition and results of operations.

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

We actively evaluate acquisitions, strategic relationships, joint ventures, collaborations, and strategic investments in businesses, products or technologies that we believe could complement or expand our business, broaden our technology and intellectual property or otherwise offer growth or cost-saving opportunities. Any of these transactions may be complex, time consuming and expensive, and may present numerous challenges and risks. In 2021, we completed the acquisition of certain assets of Commonwealth Industrial Services, Inc., and in February 2022, we completed the acquisition of U.S. Amines, Ltd.

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

Approximately 744 of our employees are covered under collective bargaining agreements that expire between 2023 and 2025, which represents approximately 51% of our employee base as of December 31, 2022. From time to time, we engage in negotiations to renew collective bargaining agreements as those contracts are scheduled to expire. While we generally have positive relationships with our labor unions, we cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. We may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis and, ultimately, our business, financial condition and results of operations.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats, directed at AdvanSix, its plants and operations, its products, its customers and/or its third-party service providers including cloud providers. The techniques used to obtain unauthorized access to networks, or to sabotage IT systems, change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. While we have experienced, and expect to continue to experience, these types of threats, none of them to date have materially impacted the Company. Our information technology infrastructure, including cybersecurity controls, deploys comprehensive measures to deter, prevent, detect, respond and mitigate these threats including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. We track cyber performance metrics and conduct training of our employees on protective measures regarding information security, data privacy, cyber-attacks and recognizing phishing attempts. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of our plant operations and business generally or the disruption of the operations and businesses of our vendors or customers. Additionally, we use third-party vendors that may store sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While our standard vendor terms and conditions include certain safeguards, including requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, a breach at these third-party vendors may occur. The potential consequences of a material cybersecurity incident of our own systems or the systems of those with whom we do business, include reputational consequences, safety risk, operational disruptions, physical damage to our assets, claims from and litigation with third parties, fines levied by governmental authorities, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could, individually or in the aggregate, adversely affect our competitiveness, plant operations, business, financial condition and results of operations. We maintain cyber liability insurance, but this insurance may not be sufficient to cover the losses that may result from a cybersecurity incident.

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

We sponsor a defined benefit pension plan under which certain eligible AdvanSix employees who were employed by Honeywell prior to the spin-off earn pension benefits as if they remained employed by Honeywell. Significant changes in actual investment return on pension assets, discount rates, retirement rates and other factors could require unplanned cash pension contributions in future periods. Changes in discount rates and actual asset returns different from our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We made pension contributions of approximately $20 million in 2022, which exceeded our pension funding requirements for such period, and we plan to make pension contributions in future periods sufficient to satisfy funding requirements.

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

Further, there has been public discussion that climate change may be associated with more extreme weather conditions, such as increased frequency and severity of storms, droughts, and floods. Extreme weather conditions have interfered, and in the future may interfere, with our operating activities, disrupt our maritime logistics and intra-plant supply chain, increase our costs of operations or reduce the efficiency of our operations, and potentially increase costs for insurance coverage in the aftermath of such conditions. Long-term, higher average global temperatures could result in changes in natural resources, growing seasons, precipitation patterns, weather patterns, species distributions, water availability, sea levels, and biodiversity. These impacts could cause changes in supplies of raw materials used to maintain our production capacity and could lead to possible increased sourcing costs in the future. Climate-related events, such as extreme weather events, impacting areas where we or our suppliers operate manufacturing facilities may cause suspensions of operations, which could be prolonged, while damage is remedied or renovations are completed, and which could materially impact our operations and financial results. We continually assess our manufacturing plants for risks and opportunities to increase our preparedness for climate change. We are continuing to evaluate sea level rise and storm surge at our plants to understand potential impacts and response actions that may need to be taken. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the supply of raw materials to us and transportation or process-related services provided by companies or suppliers with whom we have a business relationship.

There is also a risk that one or more of our key raw materials or one or more of our products may be found to have, or be characterized as having, a toxicological or health-related impact on the environment or on our customers or employees, which could potentially result in our incurring unexpected liability in connection with such characterization and the associated effects of any toxicological or health-related impact. If such a discovery or characterization occurs, we may incur increased costs to comply with new regulatory requirements or to modify the format or use of such substances to reduce or eliminate the impact, or the relevant materials or products, including products of our customers that incorporate our materials or products, may be recalled or banned. Changes in laws and regulations, or their interpretations, and our customers’ perception of such changes or interpretations may also affect the markets or marketability of certain of our products. Additionally, sales of certain of our products such as acetone or amines, may implicate List II or other considerations under the Drug Enforcement Act. Such classifications subjects us to compliance audits by the relevant federal and state agencies and place ongoing restrictions on our sales activities.

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

We are impacted by increasing stakeholder interest in performance relative to sustainability and environmental, social and governance (ESG) matters. As a result, we have significantly expanded our reporting and investments associated with ESG matters and have announced goals regarding our sustainability and ESG performance. Our statements and goals for such matters represent our current plans but are not guarantees that we will be able to achieve such goals which may be adversely impacted by available technology, evolving regulatory requirements, availability of suppliers, and capital requirements.

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

We have exposure to risks inherent in international sales, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations including customs and international trade laws; unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions; political and economic instability; import and export restrictions, tariffs, and other trade barriers or retaliatory actions; fluctuations in foreign currency exchange rates; government takeover or nationalization of business; and government mandated price controls. These considerations limit the countries in which we can do business, the persons or entities with whom we can do business, the products which we can buy or sell, and the terms under which we can do business. As a U.S.-based producer, we are impacted by anti-dumping investigations which have had, and may continue to impose, significant anti-dumping duties on our products. Such duties place us at a significant competitive disadvantage in the applicable markets. In each case, we diligently evaluate our commercial and legal options to defend these investigations and their subsequent sunset reviews and take steps we feel are prudent to protect our interests, including defending our anti-dumping petitions covering imports of acetone and ammonium sulfate with the International Trade Commission (see "Anti-Dumping Duty Petitions" under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Historically, we have successfully mitigated these risks through geographical mix management so that the imposition of duties does not materially affect our business results. However, such duties could have an adverse effect on the sales of key product lines and affect our business performance in the future.

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

The timing, declaration, amount and payment of dividends to stockholders, if any, will be within the sole discretion of our Board. Among the items considered when establishing a dividend policy will be the capital intensive nature of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of our indebtedness limit our ability to pay cash dividends. There can be no assurance that we will continue to pay a dividend in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in leased space at 300 Kimball Drive, Suite 101, Parsippany, NJ 07054. We also own five manufacturing sites located in Frankford, Pennsylvania, Chesterfield, Virginia, Hopewell, Virginia, Portsmouth, Virginia and Bucks, Alabama.

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

The Philadelphia Air Management Services (“PAMS”) notified the Company in November 2021 that alleged violations involving emission control equipment at the Company’s manufacturing facility in Philadelphia, Pennsylvania, which in each case were self-reported by the Company and subsequently corrected, may potentially subject the Company to penalties. The Company has discussed this matter with PAMS and responded to various information requests, and negotiations to resolve the matter are ongoing. Although the outcome of the matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ASIX”. On February 3, 2023, there were 17,673 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $43.86 per share.

As of February 3, 2023, 27,433,810 shares of our common stock and 0 shares of our preferred stock were outstanding.

On May 4, 2018, the Company announced that the Board of Directors (the "Board") authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. On February 17, 2023, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the previously approved share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 2022	155,500	$33.50	155,500	$33,394,158
November 2022	111,403	38.07	111,403	29,153,293
December 2022	17,298	40.56	17,298	$28,451,601
Total	284,201	$35.72	284,201

As of December 31, 2022, the Company had repurchased a total of 4,531,073 shares of common stock, including 592,976 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $136.1 million at a weighted average market price of $30.04 per share.

During the period January 1, 2023 through February 3, 2023, the Company repurchased an additional 12,710 shares at a weighted average market price of $39.96 per share under the current authorized repurchase program.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Since commencement of dividends, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
2/17/2023	3/3/2023	3/17/2023	$0.145	$4.0
11/4/2022	11/15/2022	11/29/2022	$0.145	$4.0
8/5/2022	8/16/2022	8/30/2022	$0.145	$4.1
5/6/2022	5/17/2022	5/31/2022	$0.125	$3.5
2/18/2022	3/1/2022	3/15/2022	$0.125	$3.5
9/28/2021	11/9/2021	11/23/2021	$0.125	$3.5

The timing, declaration, amount and payment of future dividends to stockholders, if any, will be within the discretion of our Board. Holders of shares of our common stock will be entitled to receive dividends when, and if, declared by our Board at its discretion out of funds legally available for that purpose, subject to the terms of our indebtedness, the preferential rights of any preferred stock that may be outstanding, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

The Company paid dividends of approximately $15.1 million and $3.5 million for the years ended December 31, 2022 and 2021, with no dividends declared during 2020.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the total returns on the Standard & Poor’s ("S&P") Small Cap 600 Stock Index and the S&P Small Cap 600 Materials Index. The changes for the periods shown in the graph assume that $100 had been invested in AdvanSix stock and each index on December 31, 2017, and that all dividends, if any, were reinvested. The share price performance in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

200
150
100
50
0
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
AdvanSix Inc.
S&P Small Cap 600
S&P Small Cap 600 Materials

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
AdvanSix Inc.	100	58	47	48	113	92
S&P Small Cap 600	100	92	112	125	159	133
S&P Small Cap 600 Materials	100	78	94	115	136	128

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data or unless otherwise noted)

The following section, referred to as the "MD&A" presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in this Form 10-K. This section of this Form 10-K generally discusses our financial condition and results of operations as of and for the years ended December 31, 2022 and 2021 and year-to-year comparisons between 2022 and 2021. Discussions of our financial condition and results of operations as of and for the year ended December 31, 2020 and year-to-year comparisons between

2021 and 2020 that are not included in this Form 10-K can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.

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

We believe that Nylon 6 end-market growth will continue to generally track global GDP over the long-term. Carpet is the largest end-use for Nylon 6 in North America and has seen stable to declining demand growth in recent years reflecting shifts in consumer preferences to hard flooring versus soft and the previous substitution to lower-cost polyester. The housing sector had seen an improving trend in recent years, however, residential construction markets slowed in 2022 reflecting the rise in interest rates. Nylon 6 has a stronger presence in commercial carpet applications, including hospitality and office, where the material is preferred for its durability and performance characteristics. We have seen some recovery in commercial construction growth, which had lagged residential in recent years. Applications such as engineered plastics and packaging have potential to grow at faster rates given certain macrotrends. Additionally, we continue to execute against our strategic focus on developing and commercializing select higher-value, differentiated Nylon 6 products, such as our wire and cable, Post-Industrial Recycled resins and films and co-polymer offerings, in current and new customer applications.

We also manufacture, market and sell a number of chemical intermediate products that are derived from the chemical processes within our integrated supply chain. Most significant is acetone, which is used by our customers in the production of adhesives, paints, coatings and solvents. Prices for acetone are influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. We continue to invest in and grow our differentiated product offerings in high-purity applications and high-value intermediates including our oximes-based EZ-Blox® anti-skinning agent used in paints and Nadone® cyclohexanone, which is a solvent used in various high-value applications. As a result of the U.S. Amines acquisition during the first quarter of 2022, we also produce and sell alkyl and ally amines which are used in agrochemical intermediates, water treatment and pharmaceutical applications.

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

We seek to run our production facilities on a nearly continuous basis for maximum efficiency as several of our intermediate products are key feedstock materials for other products in our integrated manufacturing chain. While our integration, scale and range of product offerings make us one of the most efficient manufacturers in our industry, these attributes also expose us to increased risk associated with material unplanned disruptions at any one of our production facilities or logistics operations which could impact the overall manufacturing supply chain. Further, although we believe that our sources of supply for our raw materials, including cumene, natural gas and sulfur, are generally robust, it is difficult to predict the impact that shortages, increased costs and related supply chain logistics considerations may have in the future. In order to mitigate the risk of unplanned interruptions, we schedule several planned plant turnarounds each year to conduct routine and major maintenance across our facilities. We also utilize maintenance excellence and mechanical integrity programs, targeted buffer inventory of intermediate chemicals necessary for our manufacturing process, and co-producer swap arrangements, which are intended to mitigate the extent of any production losses as a result of planned and unplanned downtime; however, the mitigation of all or part of any such production impact cannot be assured. For a description of our principal risks, see “Risk Factors" in Item 1A.

Recent Developments

Dividends

During 2022, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share
11/4/2022	11/15/2022	11/29/2022	$0.145
8/5/2022	8/16/2022	8/30/2022	$0.145
5/6/2022	5/17/2022	5/31/2022	$0.125
2/18/2022	3/1/2022	3/15/2022	$0.125

Acquisitions

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

Anti-Dumping Duty Petition - Ammonium Sulfate

In January 2017, the U.S. Department of Commerce (“Commerce”) published its final affirmative determinations in the anti-dumping and countervailing duty investigations of imports of ammonium sulfate from the People's Republic of China (the "PRC"), and in March 2017, the ITC issued its final determinations of material injury by reason of dumped and subsidized imports from the PRC. Effective March 9, 2017, Commerce imposed anti-dumping and countervailing duty orders and applicable duties on imports of ammonium sulfate from the PRC for a five-year period. The anti-dumping and countervailing duty orders are subject to annual administrative reviews, if requested, which may change the level of duties applicable to imports in future periods. In February 2022, Commerce and the ITC initiated five-year reviews of the anti-dumping and countervailing duty orders to determine whether to extend the orders for another five years. In June 2022, Commerce issued its final determination that revocation of the orders would likely lead to continuation or recurrence of dumping and subsidies. In January 2023, the ITC made affirmative determinations that revocation of the orders would likely lead to continuation or recurrence of material injury. As a result of Commerce’s and ITC’s determinations, the orders will be extended for another five years.

Philadelphia Energy Solutions’ Shut Down

The Company has assessed the business impact of the June 2019 fire that shut down Philadelphia Energy Solutions’ (“PES”) refinery in Philadelphia, Pennsylvania. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. As of December 31, 2022, the Company has incurred an approximately $43 million unfavorable impact to pre-tax income since the refinery shut down in 2019 and submitted a business interruption insurance claim. While the Company has received $4.6 million of insurance proceeds through December 31, 2022, it continues to pursue the claim, which is ongoing.

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

The Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19. The Company will continue to monitor developments and execute operational and safety mitigation plans as necessary and previously disclosed.

As the situation surrounding COVID-19 remains fluid and unpredictable, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity.

Consolidated Results of Operations for the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

Sales

	2022	2021	2020
Sales	$1,945,640	$1,684,625	$1,157,917
% change compared with prior period	15.5%	45.5%	(10.8)%

The change in sales is attributable to the following:

	2022 versus 2021	2021 versus 2020
Volume	(10.2)%	7.4%
Price	22.2%	38.1%
Acquisition	3.5%	—%
	15.5%	45.5%

2022 compared with 2021

Sales increased in 2022 compared to 2021 by $261.0 million (approximately 15%) due primarily to (i) favorable market-based pricing (approximately 20%) reflecting strength in our ammonium sulfate and nylon product lines, (ii) the acquisition of U.S. Amines (approximately 4%) and (iii) higher formula-based pass-through pricing (approximately 2%) offset by lower sales volume (approximately 10%) driven primarily by lower production at our manufacturing sites, resulting primarily from the impact of an extended multi-site third quarter 2022 plant turnaround and delayed ramp up to full production.

Cost of Goods Sold

	2022	2021	2020
Cost of goods sold	$1,631,161	$1,410,503	$1,024,169
% change compared with prior period	15.6%	37.7%	(11.9)%
Gross margin %	16.2%	16.3%	11.6%

2022 compared with 2021

Costs of goods sold increased in 2022 compared to 2021 by $220.7 million (approximately 16%) due primarily to (i) increased prices of raw materials (approximately 12%), (ii) the impact of the U.S. Amines acquisition (approximately 4%) and (iii) increased plant spend, particularly natural gas utility and turnaround costs (approximately 5%) offset by lower sales volume (approximately 5%) as discussed above.

Gross margin percentage decreased by approximately 0.1% in 2022 compared to 2021 due primarily to the net impact of formula-based pass-through pricing and increased market pricing (approximately 8%) offset by sales volume (approximately 5%) and increased plant spend discussed above (approximately 3%).

Selling, General and Administrative Expenses

	2022	2021	2020
Selling, general and administrative expense	$87,748	$82,985	$70,870
% of sales	4.5%	4.9%	6.1%

2022 compared with 2021

Selling, general and administrative expenses increased in 2022 compared to 2021 by $4.8 million, or approximately 6%, due primarily to the U.S. Amines acquisition and increased functional support costs partially offset by decreased incentive-based compensation expense.

Interest Expense, Net

	2022	2021	2020
Interest Expense, net	$2,781	$5,023	$7,792

2022 compared with 2021

Interest expense, net, decreased in 2022 compared to 2021 by $2.2 million, or approximately 45%, due primarily to lower average borrowings.

Other Non-operating Expense (Income), Net

	2022	2021	2020
Other non-operating expense (income), net	$(1,841)	$998	$53
2022 compared with 2021

The decrease in Other non-operating expense, net in 2022 compared to 2021 was due primarily to a decrease in pension and environmental remediation expense.

Income Tax Expense

	2022	2021	2020
Income tax expense	$53,905	$45,325	$8,956
Effective tax rate	23.9%	24.5%	16.3%

Under a provision included in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company filed a Federal net operating loss (NOL) carryback claim in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021.

The Company's effective income tax rate for each of 2022 and 2021 was higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations partially offset by research tax credits and the foreign-derived intangible income deduction.

The Company's effective income tax rate for 2020 was lower compared to the U.S. Federal statutory rate of 21% due primarily to the impact of research and energy tax credits. This was partially offset by state taxes, executive compensation deduction limitations and a shortfall on the vesting of equity compensation.

In February 2022, the Company acquired the stock of U.S. Amines. Under purchase accounting rules, a net deferred tax liability of approximately $10.1 million was recorded in the period related to the adjustment of the acquired assets and liabilities to fair value. See "Note 18. Acquisitions" for further details.

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

As of December 31, 2022 and 2021, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

For additional discussion of income taxes and the effective income tax rate, see “Note 4. Income Taxes” in the Notes accompanying the audited Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income

	2022	2021	2020
Net income	$171,886	$139,791	$46,077

2022 compared with 2021

As a result of the factors described above, net income was $171.9 million in 2022 as compared to $139.8 million in 2021.

Non-GAAP Measures

The following tables set forth the non-GAAP financial measures of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Earnings Per Share. Adjusted EBITDA is defined as Net income before Interest, Income taxes, Depreciation and amortization, Non-cash stock-based compensation, Non-recurring, unusual or extraordinary expenses, Non-cash amortization from acquisitions and one-time merger and acquisition costs. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by Sales. The following tables may also present each of these measures as further adjusted. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to the Company's competitors, as the non-GAAP measures exclude items that management believes do not reflect the Company’s ongoing operations.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Twelve Months Ended December 31,
	2022	2021	2020
Net income	$171,886	$139,791	$46,077
Non-cash stock-based compensation	10,279	11,299	4,902
Non-cash amortization from acquisitions	1,815	239	—
Non-recurring M&A costs	277	172	—
Benefit from income taxes relating to reconciling items	(1,996)	(1,798)	(735)
Adjusted Net Income (non-GAAP)	182,261	149,703	50,244
Interest expense, net	2,781	5,023	7,792
Income tax expense - adjusted	55,901	47,123	9,691
Depreciation and amortization - adjusted	67,538	65,101	60,832
Adjusted EBITDA (non-GAAP)	308,481	266,950	128,559

Sales	$1,945,640	$1,684,625	$1,157,917

Adjusted EBITDA Margin* (non-GAAP)	15.9%	15.8%	11.1%
*Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Twelve Months Ended December 31,
	2022	2021	2020
Net Income	$171,886	$139,791	$46,077
Adjusted Net Income (non-GAAP)	182,261	149,703	50,244

Denominator
Weighted-average number of common shares outstanding - basic	27,969,436	28,152,876	28,048,726
Dilutive effect of equity awards and other stock-based holdings	1,061,671	892,310	108,336
Weighted-average number of common shares outstanding - diluted	29,031,107	29,045,186	28,157,062

EPS - Basic	$6.15	$4.97	$1.64
EPS - Diluted	$5.92	$4.81	$1.64
Adjusted EPS - Basic (non-GAAP)	$6.52	$5.32	$1.79
Adjusted EPS - Diluted (non-GAAP)	$6.28	$5.15	$1.78

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

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, and capital expenditures reflecting disciplined capital deployment. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity, as well as comply with HSE regulations and support sustainability initiatives. While current macroeconomic conditions create volatility in funding markets, we expect that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in Item 1A, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

At December 31, 2022, the Company had approximately $31 million of cash on hand with approximately $384 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures were approximately $89 million in 2022 compared to $57 million in 2021, driven by a planned increase in replacement maintenance and HSE projects.

As noted in "Note 4. Income Taxes," the Company filed a Federal net operating loss (NOL) carryback claim under the CARES Act in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million received in the first quarter of 2021. Additionally, the Company deferred approximately $6.5 million of social security taxes in 2020 under the CARES Act of which 50% was paid on January 3, 2022 and the remaining 50% paid on January 3, 2023.

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

We expect that our primary cash requirements for 2023 will be to fund costs associated with ongoing operations, capital expenditures and amounts related to contractual obligations. See below under “Capital Expenditures” for more information regarding our capital expenditures in 2022, 2021 and 2020 and anticipated capital expenditures for 2023. Amounts related to contractual obligations are related to principal repayments and interest payments on leases, long-term debt, purchase obligations, estimated environmental compliance costs, and postretirement benefit obligations. We anticipate that our estimated environmental compliance costs will be approximately $1.8 million in aggregate for 2023 through 2027. This amount is related to what has been accrued as probable and reasonably estimable as of December 31, 2022. For information regarding material cash requirements from known contractual obligations with respect to lease obligations, long-term debt principal repayments and purchase obligations please refer to "Note 8. Leases", "Note 9. Long-term Debt and Credit Agreement" and "Note 13. Commitments and Contingencies", respectively, to the Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments are estimated based on the interest rate applicable as of December 31, 2022 and approximate $6.1 million per year, subject to changes in variable interest rates and additional obligations.

The Company made cash contributions to the defined benefit pension plan of $20.0 million during the year ended December 31, 2022 sufficient to satisfy pension funding requirements for 2022 under the AdvanSix Retirement Earnings Plan. Cash contributions of $0 million, $10.0 million, $5.0 million and $5.0 million were made in each of the four quarters of 2022, respectively. The Company plans to make cash contributions of between nil to $5.0 million in 2023 and additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

The Company made cash contributions to the defined contribution plan of $5.9 million and $5.9 million for the years ended December 31, 2022 and 2021, respectively.

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. On February 17, 2023, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the previously approved share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid-in capital.

As of December 31, 2022, the Company had repurchased 4,531,073 shares of common stock, including 592,976 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $136.1 million at a weighted average market price of $30.04 per share. As of December 31, 2022, $28.5 million remained available for repurchase under the previously authorized repurchase program. During 2022 and the period from January 1, 2023 through February 3, 2023, the Company repurchased an additional 12,710 shares at a weighted average market price of $39.96 per share under the previously authorized repurchase program.

At December 31, 2022, 2021 and 2020, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or financing activities with special-purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Since commencement of dividends, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
2/17/2023	3/3/2023	3/17/2023	$0.145	$4.0
11/4/2022	11/15/2022	11/29/2022	$0.145	$4.0
8/5/2022	8/16/2022	8/30/2022	$0.145	$4.1
5/6/2022	5/17/2022	5/31/2022	$0.125	$3.5
2/18/2022	3/1/2022	3/15/2022	$0.125	$3.5
9/28/2021	11/9/2021	11/23/2021	$0.125	$3.5

The timing, declaration, amount and payment of future dividends to stockholders, if any, will be within the discretion of our Board. Holders of shares of our common stock will be entitled to receive dividends when, and if, declared by our Board at its discretion out of funds legally available for that purpose, subject to the terms of our indebtedness, the preferential rights of any preferred stock that may be outstanding, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

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

The Second Amended and Restated Credit Agreement contained revisions to various financial ratios, customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Second Amended and Restated Credit Agreement. These covenants placed limits on how we conduct our business, and in the event of certain defaults, our repayment obligations could be accelerated. In addition, the Second Amendment also amended certain administrative provisions associated with the LIBOR Successor Rate (as defined in the Second Amended and Restated Credit Agreement). The obligations under the Second Amended and Restated Credit Agreement were secured by a pledge of assets and liens on substantially all of the assets of AdvanSix.

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

As of October 27, 2021, the Company borrowed $150 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are subject to customary borrowing conditions.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ended December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at December 31, 2022 and through the date of the filing of this Annual Report on Form 10-K.

We had a borrowed balance of $135 million under the Revolving Credit Facility as of December 31, 2021. We repaid an incremental net amount of $20 million during 2022 bringing the balance under the Revolving Credit Facility to $115 million, and available credit for use of $384 million as of December 31, 2022. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

The Company had approximately $1 million of letter of credit agreements outstanding under the Revolving Credit Facility at December 31, 2022. There was no amount associated with bilateral letters of credit outside the Revolving Credit Facility.

Cash Flow Summary for the Years Ended December 31, 2022, 2021 and 2020

Our cash flows from operating, investing and financing activities for the years ended December 31, 2022, 2021 and 2020, as reflected in the audited Consolidated Financial Statements included in this Form 10-K, are summarized as follows:

	Years Ended December 31,
	2022	2021	2020
(Dollars in thousands)
Cash provided by (used for):
Operating activities	$273,601	$218,849	$111,847
Investing activities	(189,273)	(67,562)	(84,103)
Financing activities	(68,443)	(146,793)	(24,188)
Net change in cash and cash equivalents	$15,885	$4,494	$3,556

2022 compared with 2021

Net cash provided by operating activities increased by $54.8 million for the year ended December 31, 2022 versus the prior year due primarily to (i) a $59.4 million favorable impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) year-over-year, with a $38.6 million favorable cash impact for the year ended December 31, 2022 compared to a $20.8 million unfavorable cash impact in the prior year period and (ii) a $32.1 million increase in net income. Included within the year-over-year favorability of working capital was a $31.7 million favorable impact due to the resurgence of our typical ammonium sulfate pre-buy cash advances program during the fourth quarter of 2022. These net favorable impacts were partially offset by (i) a $20.2 million unfavorable cash impact from Taxes receivable (including a $12.3 million cash tax refund received in the first quarter of 2021), (ii) a $17.8 million unfavorable cash impact from Accrued liabilities driven by the timing of payments and (iii) a $13.1 million unfavorable cash impact from Other assets and liabilities including a decrease in pension liability of $5.5 million (primarily reflecting the impact of cash pension contributions), a decrease in a CARES Act liability of $3.2 million and a decrease in Deferred compensation of $3.2 million.

Cash used for investing activities increased by $121.7 million for the year ended December 31, 2022 versus the prior year period due primarily to cash paid for the acquisition of U.S. Amines for approximately $97.5 million, compared to cash paid of approximately $9.5 million for the acquisition of Commonwealth Industrial Services, and an increase in cash paid for capital expenditures of approximately $32.6 million driven by a planned increase in replacement maintenance and HSE projects

Cash used for financing activities decreased by $78.4 million for the year ended December 31, 2022 versus the prior year due to net payments on the credit facility of $20.0 million for the year ended December 31, 2022 compared to net payments of $140.0 million during the prior year. During the year ended December 31, 2022, the Company paid dividends of approximately $15.1 million.

Capital Expenditures

Our operations are capital intensive, requiring ongoing investments that have consisted, and are expected to continue to consist, primarily of capital expenditures required to maintain and improve equipment reliability, expand production capacity, further improve mix, yield and cost position and comply with environmental and safety regulations and support sustainability initiatives.

The following table summarizes ongoing and expansion capital expenditures for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
(Dollars in thousands)
Purchases of property, plant and equipment	$89,449	$56,811	$82,918

Capital expenditures increased $32.6 million from 2021 to 2022 driven by a planned increase in replacement maintenance and HSE projects.

For 2023, we expect our total capital expenditures to be approximately $110 million to $120 million.

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

Inventories valued at LIFO amounted to $215.5 million and $149.6 million at December 31, 2022 and 2021. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $64.8 million and $6.0 million higher at December 31, 2022 and 2021.

Goodwill – The Company had goodwill of $56.2 million and $17.6 million as of December 31, 2022 and 2021, respectively. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company completed its annual goodwill impairment test as of March 31, 2022 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

Finite-Lived Intangible Assets – Other intangible assets with determinable lives consist of customer relationships, trademarks, patents and other intangibles and are amortized over their estimated useful lives, ranging from 5 to 20 years. As described in "Note 18. Acquisitions" to the consolidated financial statements included in Item 8 of this Form 10-K, in February 2022, the Company acquired U.S. Amines for a purchase price of approximately $97 million, net of cash acquired. The acquisition included intangible assets of $34 million consisting primarily of customer relationships, which reflects the value of the benefit derived from incremental revenue and related cash flows that are a direct result of the customer relationships in the amount of approximately $33 million. The fair value for the customer relationships intangible asset was determined by management using the multi-period excess earnings method. Management applied significant judgments and assumptions in determining the fair value of the customer relationships including gross margin rates, the discount rate, and customer attrition rate.

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

A 25 basis point increase in the discount rate would result in a decrease of approximately $0.1 million to the net periodic benefit cost for 2023, while a 25 basis point decrease in the discount rate would result in an increase of approximately $0.1 million to the net periodic benefit cost for 2023. The resulting impact on the pension benefit obligation would be a decrease of $2.7 million and an increase of $2.6 million, respectively.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

As of December 31, 2022, the Company had one interest rate swap agreement outstanding for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception and was effective July 31, 2019 with a maturity date of February 21, 2023. The interest rate swap has been designated as a cash flow hedge and converts the Company's interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of this interest rate swap, interest payments on approximately 43% of our borrowings, as of December 31, 2022, have been swapped from floating rate to fixed rate for the life of the swap, without an exchange of the underlying principal amount.

A hedge effectiveness assessment was completed by comparing the critical terms of the hedged items with the hedging instruments, and also by reviewing the credit standing of the counterparties. As of December 31, 2022, it was determined that the critical terms continued to exactly match, and that the counterparties still had the ability to honor their obligations. As a result, the hedges continue to be deemed effective.

Based on current borrowing levels at December 31, 2022, net of the interest rate swap, a 25-basis point fluctuation in interest rates for the year ended December 31, 2022 would have resulted in an increase or decrease to our interest expense of approximately $0.2 million.

See “Note 12. Derivative and Hedging Instruments” to the Consolidated Financial Statements included in Item 8 of this Form 10-K, for a discussion relating to credit and market, commodity price and interest rate risk management.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

To the Board of Directors and Stockholders of AdvanSix Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AdvanSix Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded U.S. Amines from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded U.S. Amines from our audit of internal control over financial reporting. U.S. Amines is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 4.1% and 3.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Valuation of the Customer Relationships Intangible Asset - Acquisition of U.S. Amines Limited

As described in Note 2 to the consolidated financial statements, in February 2022, the Company acquired U.S. Amines for a purchase price of approximately $97 million, net of cash acquired. The acquisition included a customer relationships intangible asset valued at $33 million, which reflects the value of the benefit derived from incremental revenue and related cash flows that are a direct result of the customer relationships. The fair value for the customer relationships intangible asset was determined by management using the multi-period excess earnings method. Management applied significant judgments and assumptions in determining the fair value of the customer relationships, including gross margin rates, the discount rate and the customer attrition rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset - acquisition of U.S. Amines Limited is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the gross margin rates, the discount rate, and the customer attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including over management's valuation of the customer relationships intangible asset acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the customer relationships intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the gross margin rates, the discount rate, and the customer attrition rate. Evaluating management’s assumptions related to the gross margin rates and the customer attrition rate involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of U.S. Amines and AdvanSix’s most similar business unit; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the discount rate and the customer attrition rate assumptions.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 17, 2023

We have served as the Company’s auditor since 2015.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Sales	$1,945,640	$1,684,625	$1,157,917
Costs, expenses and other:
Costs of goods sold	1,631,161	1,410,503	1,024,169
Selling, general and administrative expenses	87,748	82,985	70,870
Interest expense, net	2,781	5,023	7,792
Other non-operating (income) expense, net	(1,841)	998	53
Total costs, expenses and other	1,719,849	1,499,509	1,102,884

Income before taxes	225,791	185,116	55,033
Income tax expense	53,905	45,325	8,956
Net income	$171,886	$139,791	$46,077

Earnings per common share
Basic	$6.15	$4.97	$1.64
Diluted	$5.92	$4.81	$1.64
Weighted average common shares outstanding
Basic	27,969,436	28,152,876	28,048,726
Diluted	29,031,107	29,045,186	28,157,062

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$171,886	$139,791	$46,077
Foreign exchange translation adjustment	14	(43)	(49)
Cash-flow hedges	688	1,789	(1,028)
Pension obligation adjustments	1,640	7,847	(5,604)
Other comprehensive income (loss), net of tax	2,342	9,593	(6,681)
Comprehensive income	$174,228	$149,384	$39,396

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$30,985	$15,100
Accounts and other receivables – net	175,429	178,140
Inventories – net	215,502	149,570
Taxes receivable	9,771	947
Other current assets	9,241	6,097
Total current assets	440,928	349,854
Property, plant and equipment – net	811,065	767,964
Operating lease right-of-use assets	114,688	136,207
Goodwill	56,192	17,592
Intangible assets	49,242	17,980
Other assets	23,216	22,402
Total assets	$1,495,331	$1,311,999
LIABILITIES
Current liabilities:
Accounts payable	$272,770	$221,234
Accrued liabilities	48,820	49,712
Operating lease liabilities – short-term	37,472	36,127
Deferred income and customer advances	34,430	2,749
Total current liabilities	393,492	309,822
Deferred income taxes	160,409	133,330
Operating lease liabilities – long-term	77,571	100,580
Line of credit – long-term	115,000	135,000
Postretirement benefit obligations	—	18,243
Other liabilities	10,679	13,834
Total liabilities	757,151	710,809

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 31,977,593 shares issued and 27,446,520 outstanding at December 31, 2022; 31,755,430 shares issued and 28,139,954 outstanding at December 31, 2021	320	318
Preferred stock, par value $0.01; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Treasury stock at par (4,531,073 shares at December 31, 2022; 3,615,476 shares at December 31, 2021)	(45)	(36)
Additional paid-in capital	174,585	195,931
Retained earnings	567,517	411,516
Accumulated other comprehensive loss	(4,197)	(6,539)
Total stockholders' equity	738,180	601,190
Total liabilities and stockholders' equity	$1,495,331	$1,311,999

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$171,886	$139,791	$46,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,353	65,340	60,832
Loss on disposal of assets	1,521	1,711	696
Deferred income taxes	16,228	4,702	17,611
Stock-based compensation	10,279	11,299	4,902
Amortization of deferred financing fees	618	677	553
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	17,842	(53,772)	(18,990)
Inventories	(57,043)	31,227	(8,375)
Taxes receivable	(8,824)	11,342	(10,242)
Accounts payable	46,170	25,393	(1,337)
Accrued liabilities	(3,122)	14,654	13,892
Deferred income and customer advances	31,681	(23,630)	8,456
Other assets and liabilities	(22,988)	(9,885)	(2,228)
Net cash provided by operating activities	273,601	218,849	111,847

Cash flows from investing activities:
Expenditures for property, plant and equipment	(89,449)	(56,811)	(82,918)
Acquisition of businesses	(97,456)	(9,523)	—
Other investing activities	(2,368)	(1,228)	(1,185)
Net cash used for investing activities	(189,273)	(67,562)	(84,103)

Cash flows from financing activities:
Borrowings from line of credit	434,500	176,000	364,000
Payments of line of credit	(454,500)	(316,000)	(386,000)
Payment of line of credit facility fees	—	(2,442)	(425)
Principal payments of finance leases	(926)	(735)	(710)
Dividend payments	(15,073)	(3,518)	—
Purchase of treasury stock	(33,748)	(652)	(1,055)
Issuance of common stock	1,304	554	2
Net cash used for financing activities	(68,443)	(146,793)	(24,188)

Net change in cash and cash equivalents	15,885	4,494	3,556
Cash and cash equivalents at beginning of period	15,100	10,606	7,050
Cash and cash equivalents at the end of period	$30,985	$15,100	$10,606
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$14,879	$11,720	$6,178
Supplemental cash activities:
Cash paid for interest	$2,239	$4,459	$7,290
Cash paid for income taxes	$56,170	$31,000	$2,005

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2019	31,423,898	$314	$180,884	$229,166	$(35)	$(9,451)	$400,878

Net Income	—	—	—	46,077	—	—	46,077
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(49)	(49)
Cash-flow hedges	—	—	—	—	—	(1,028)	(1,028)
Pension obligation adjustments	—	—	—	—	—	(5,604)	(5,604)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,681)	(6,681)
Issuance of common stock	203,241	2	—	—	—	—	2
Acquisition of treasury shares (84,791 shares)		—	(1,054)	—	(1)	—	(1,055)
Stock-based compensation	—	—	4,902	—	—	—	4,902
Balance at December 31, 2020	31,627,139	316	184,732	275,243	(36)	(16,132)	444,123

Net Income	—	—	—	139,791	—	—	139,791
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(43)	(43)
Cash-flow hedges	—	—	—	—	—	1,789	1,789
Pension obligation adjustments	—	—	—	—	—	7,847	7,847
Other comprehensive income (loss), net of tax	—	—	—	—	—	9,593	9,593
Issuance of common stock	128,291	2	552	—	—	—	554
Acquisition of treasury shares ( 21,564 shares)	—	—	(652)	—	—	—	(652)
Stock-based compensation	—	—	11,299	—	—	—	11,299
Dividends	—	—	—	(3,518)	—	—	(3,518)
Balance at December 31, 2021	31,755,430	318	195,931	411,516	(36)	(6,539)	601,190
Net Income	—	—	—	171,886	—	—	171,886
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	14	14
Cash-flow hedges	—	—	—	—	—	688	688
Pension obligation adjustments	—	—	—	—	—	1,640	1,640
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,342	2,342
Issuance of common stock	222,163	2	1,302	—	—	—	1,304
Acquisition of treasury shares ( 915,597 shares)	—	—	(33,739)	—	(9)	—	(33,748)
Stock-based compensation	—	—	10,279	—	—	—	10,279
Dividends	—	—	812	(15,885)	—	—	(15,073)
Balance at December 31, 2022	31,977,593	$320	$174,585	$567,517	$(45)	$(4,197)	$738,180

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts or unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix”, the “Company”, “we,” "us" or “our”) plays a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect.

We evaluated segment reporting in accordance with Accounting Standards Codification Topic (“ASC”) 280. We concluded that AdvanSix is a single operating segment and a single reportable segment based on the operating results available which are evaluated regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and performance assessment on a consolidated basis. Our larger manufacturing sites are vertically integrated and leverage cross-plant resources, including centralized supply chain and procurement functions. This production process uses one key raw material, cumene, as the input to products produced for sale through the sales channels and end-markets the Company serves. Production rates and output volumes are managed across locations to align with the overall Company operating plan.

AdvanSix operates through five U.S.-based manufacturing sites located in Frankford, Pennsylvania, Chesterfield, Virginia, Hopewell, Virginia, Portsmouth, Virginia and Bucks, Alabama. The Company's headquarters is located in Parsippany, New Jersey.

Corporate History

On October 1, 2016, Honeywell International Inc. (“Honeywell”) completed the separation of AdvanSix. The separation was completed by Honeywell distributing (the "Distribution") all of the then outstanding shares of common stock of AdvanSix on October 1, 2016 (the “Distribution Date”) through a dividend in kind of AdvanSix common stock, par value $0.01 per share, to holders of Honeywell common stock as of the close of business on the record date of September 16, 2016 who held their shares through the Distribution Date.

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

The Company’s Consolidated Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods presented. The Company continues to consider the impact of COVID-19 on the estimates and assumptions used for the financial statements. The Company experienced a material impact on its second quarter 2020 results of operations associated with lower demand, particularly in nylon, caprolactam and phenol, and a decrease in overall sales volume related to global markets and the economic impact of COVID-19. Starting in the second half of 2020, demand improved to pre-COVID-19 levels with states, regions and countries in various phases of re-opening and continued administration of vaccines for COVID-19. The Company will continue to monitor developments and execute operational and safety mitigation plans as necessary and previously disclosed.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Company of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $9.0 million at December 31, 2022 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

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

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices, and generally they do not include take-or-pay terms. Instead, each customer agreement, the majority of which have a term of at least one year, is typically determined by monthly or quarterly volume estimates. We may also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2022 and 2021, we had no contracts with notional amounts related to forward commodity agreements.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $215.5 million and $149.6 million at December 31, 2022 and 2021. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $64.8 million and $6.0 million higher at December 31, 2022 and 2021.

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

Goodwill – The Company had goodwill of $56.2 million and $17.6 million as of December 31, 2022 and 2021, respectively. Goodwill is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company completed its annual goodwill impairment test as of March 31, 2022 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

Finite-Lived Intangible Assets – Other intangible assets with determinable lives consist of customer relationships, trademarks, patents and other intangibles and are amortized over their estimated useful lives, ranging from 5 to 20 years. As described in "Note 18. Acquisitions" to the consolidated financial statements included in Item 8 of this Form 10-K, in February 2022, the Company acquired U.S. Amines for a purchase price of approximately $97 million, net of cash acquired. The acquisition included intangible assets of $34 million consisting primarily of customer relationships, which reflects the value of the benefit derived from incremental revenue and related cash flows that are a direct result of the customer relationships in the amount of approximately $33 million. The fair value for the customer relationships intangible asset was determined by management using the multi-period excess earnings method. Management applied significant judgments and assumptions in determining the fair value of the customer relationships including gross margin rates, the discount rate, and customer attrition rate.

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

Research and Development – AdvanSix conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications consisting primarily of labor costs and depreciation and maintenance costs. R&D costs are charged to expense as incurred. Such costs are included in costs of goods sold and were $12.5 million, $14.0 million, and $11.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

On December 21, 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. When the FASB issued ASU No. 2020-04 in 2020, the Board included a sunset provision within Topic 848 based on the expectation that LIBOR would cease being published on December 31, 2021 and thus, the board set a sunset provision date for December 31, 2022 - 12 months after the expected cessation date of LIBOR. However, in March 2021, the Board accounted the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of LIBOR would be June 30, 2023, which is beyond the previously established sunset provision date of December 31. 2022. Therefore, the amendments in ASU 2022-06 address this, and defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The amendments in ASU 2022-06 apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for all entities upon issuance of this update. The Company adopted ASU 2022-06 effective December 21, 2022, which did not have any impact on the Company's consolidated financial position or results of operations upon adoption.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this ASU require that a buyer in a supplier finance program disclose sufficient quantitative and qualitative information about its supplier finance programs to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. On a retrospective basis, for each annual reporting period, an entity should disclose the key terms of the program, including a description of the payment terms, assets pledged as security or other forms of guarantees, the confirmed amount outstanding that remains unpaid, a description of where the obligations are presented in the balance sheet and a roll-forward of those obligations confirmed as well as the amount of obligations subsequently paid. In each interim reporting period, an entity should disclose the amount of confirmed obligations outstanding. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption of the amendments in this update is permitted. The Company will adopt ASU 2022-04, effective January 1, 2023, and does not expect adoption to have a material impact on the Company's consolidated financial position or results of operations upon adoption.

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

Note 3. Revenue

We serve approximately 400 customers annually in approximately 50 countries and across a wide variety of industries. For 2022, 2021 and 2020, the Company's ten largest customers accounted for approximately 39%, 40% and 43% of total sales, respectively.

We typically sell to customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. ("Shaw"), a significant consumer of caprolactam and Nylon 6 resin. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. Sales to Shaw were 12% of our total sales for the year ended December 31, 2022, 12% for the year ended December 31, 2021 and 14% for the year ended December 31, 2020.

The Company’s revenue by product line, and related approximate percentage of total sales for 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022		2021		2020
Nylon	$485,241	25%	$422,897	25%	$284,701	24%
Caprolactam	319,863	16%	316,132	19%	216,268	19%
Chemical Intermediates	511,515	26%	544,504	32%	369,130	32%
Ammonium Sulfate	629,021	33%	401,092	24%	287,818	25%
	$1,945,640	100%	$1,684,625	100%	$1,157,917	100%

The Company’s revenues by geographic area, and related approximate percentage of total sales for 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022		2021		2020
United States	$1,622,537	83%	$1,382,464	82%	$890,776	77%
International	323,103	17%	302,161	18%	267,141	23%
Total	$1,945,640	100%	$1,684,625	100%	$1,157,917	100%

Deferred Income and Customer Advances

The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the twelve months ended December 31, 2022:

Deferred Income and Customer Advances	2022
Opening balance January 1, 2022	$2,749
Additional cash advances	35,406
Less amounts recognized in revenues	(3,725)
Ending balance September 30, 2022	$34,430

The Company expects to recognize as revenue the December 31, 2022 ending balance of Deferred income and customer advances within one year or less.

Note 4. Income Taxes

	Years Ended December 31,
	2022	2021	2020
Income before taxes
U.S.	$225,640	$184,963	$54,902
Non-U.S.	151	153	131
	$225,791	$185,116	$55,033

Income taxes
Income tax expense (benefit) consists of:

	Years Ended December 31,
	2022	2021	2020
Current Provision:
Federal	$31,165	$34,079	$(10,289)
State	6,463	6,504	1,605
Non-U.S.	48	35	20
Total current provision	$37,676	$40,618	$(8,664)
Deferred Provision:
Federal	$13,874	$2,256	$17,853
State	2,355	2,445	(240)
Non-U.S.	—	6	7
Total deferred provision	16,229	4,707	17,620
Total income tax expense (benefit)	$53,905	$45,325	$8,956

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes	3.1%	3.0%	2.0%
U.S. state income tax rate change	—%	0.8%	—%
Energy credit	—%	—%	(6.2)%
Forfeitures, cancellations and shortfalls of equity compensation	—%	—%	0.3%
Executive compensation limitations	0.7%	1.0%	0.9%
Research and other tax credits	(0.3)%	(0.3)%	(2.6)%
Foreign derived intangible income deduction	(0.7)%	(0.9)%	—%
Other, net	0.1%	(0.1)%	0.9%
	23.9%	24.5%	16.3%

The Company's effective income tax rate for 2022 and 2021 was higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations partially offset by research tax credits and the foreign-derived intangible income deduction.

The Company's effective income tax rate for 2020 was lower compared to the U.S. Federal statutory rate of 21% due primarily to the impact of research and energy tax credits. This was partially offset by state taxes, executive compensation deduction limitations and a shortfall on the vesting of equity compensation.

Under a provision included in the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company filed a Federal net operating loss (NOL) carryback claim in July 2020 which generated a refund of previously paid taxes in the amount of $12.3 million. The refund was received in the first quarter of 2021. Although the carryback claim generated a $12.3 million refund, it also resulted in the loss of prior year permanent tax benefits, the impact of which, is reflected in the above table under "Other, net" above, for the year ended December 31, 2020.

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

As of December 31, 2022 and 2021, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

The Company uses the flow-through method to account for investment tax credits, including certain energy credits. Under this method, investment tax credits are recognized as a reduction to income tax expense in the year they are earned.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The company closed its federal tax examination for periods 2017 through 2019 in January 2023. There are no current examinations by state or foreign tax authorities; however, tax years 2018 through 2022 generally remain open under the statute of limitations and are subject to examination by the tax authorities.

Deferred tax assets (liabilities)

The tax effects of temporary differences which give rise to future income tax benefits and expenses are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$44	$51
Accruals and reserves	4,197	7,040
Capitalization of research expenses	4,234	—
Inventory	1,094	5,934
Pension obligation	—	2,500
Operating lease liability	27,551	32,902
Equity compensation	2,800	2,584
Other	—	421
Total gross deferred tax assets	39,920	51,432
Less: Valuation Allowance	—	—
Total deferred tax assets	$39,920	$51,432

Deferred tax liabilities:
Property, plant & equipment	$(160,019)	$(146,717)
Intangibles	(11,164)	(3,721)
Operating lease asset	(27,466)	(32,782)
Other	(1,680)	(1,542)
Total deferred tax liabilities	(200,329)	(184,762)
Net deferred taxes	$(160,409)	$(133,330)

The net deferred taxes are primarily related to U.S. operations. As of 2022, we recognized a state NOL carryforward in Illinois for $0.6 million which begins to expire in 2031. The Company has no material federal or state tax credit carryforwards remaining as of December 31, 2022. We believe that the state NOL carryforward, tax credit carryforwards and other deferred tax assets are more likely than not to be realized and we have not recorded a valuation allowance against the deferred tax assets.

In February 2022, the Company acquired the stock of U.S. Amines. Under purchase accounting rules, a net deferred tax liability of approximately $10.1 million was recorded in the period related to the adjustment of the acquired assets and liabilities to fair value. See “Note 18. Acquisitions" for further details.

As of December 31, 2022, there was an increase of $4.2 million in our Deferred tax assets noted in the table above as Capitalization of research expenses. This relates to a provision within the Tax Cuts and Jobs Act, which requires, for tax purposes, the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021.

The Company's accounting policy is to record the tax impacts of Global intangible low-taxed income as a period cost.

As of December 31, 2022 and 2021, there were no material undistributed earnings of the Company's non-U.S. subsidiaries and, as such, we have not provided a deferred tax liability for undistributed earnings.

Note 5. Accounts and Other Receivables – Net

	December 31,
	2022	2021
Accounts receivables	$171,923	$175,584
Other	4,100	4,051
Total accounts and other receivables	176,023	179,635
Less – allowance for doubtful accounts	(594)	(1,495)
Total accounts and other receivables – net	$175,429	$178,140

The roll-forward of allowance for doubtful accounts are summarized in the table below:

	Balance at Beginning of Year	Charged / (Credited) to Costs	Charged to Other Accounts (1)	Bad Debt Write-Offs (1)	Balance at End of Year
Year ended December 31, 2022	$1,495	$(1,122)	$—	$221	$594
Year ended December 31, 2021	1,471	—	—	24	1,495
Year ended December 31, 2020	2,323	33	(559)	(326)	1,471
(1) No Impact to Statement of Operations

Note 6. Inventories

	December 31,
	2022	2021
Raw materials	$126,060	$56,961
Work in progress	64,669	43,526
Finished goods	60,711	27,961
Spares and other	28,892	27,150
	280,332	155,598
Reduction to LIFO cost basis	(64,830)	(6,028)
Total inventories	$215,502	$149,570

Substantially all of the Company’s inventories at December 31, 2022 and December 31, 2021 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 6% was valued at average cost using the first-in, first-out (“FIFO”) method at December 31, 2022.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $58.2 million and $29.4 million at December 31, 2022 and December 31, 2021, respectively.

Note 7. Property, Plant, Equipment – Net

	December 31,
	2022	2021
Land and improvements	$11,761	$6,566
Machinery and equipment	1,561,714	1,476,896
Buildings and improvements	219,417	209,604
Construction in progress	34,761	44,414
	1,827,653	1,737,480
Less – accumulated depreciation	(1,016,588)	(969,516)
Total property, plant, equipment – net	$811,065	$767,964

Capitalized interest was $2,589, $2,565 and $5,580 for the years ended December 31, 2022, 2021 and 2020, respectively.

Depreciation expense was $64,087, $61,405 and $57,240 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The components of lease expense were as follows:

	Years Ended December 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use asset	$917	$706
Interest on lease liabilities	53	33
Total finance lease cost	970	739
Operating lease cost	43,668	40,994
Short-term lease cost	5,338	10,632
Total lease cost	$49,976	$52,365

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,715	$40,888
Operating cash flows from finance leases	49	31
Financing cash flows from finance leases	926	735
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,124	41,132
Finance leases	1,223	1,352

Supplemental balance sheet information related to leases was as follows:

	Years Ended December 31,
	2022	2021
Operating Leases
Operating lease right-of-use assets	$114,688	$136,207
Operating lease liabilities – short term	37,472	36,127
Operating lease liabilities – long term	77,571	100,580
Total operating lease liabilities	$115,043	$136,707
Finance Leases
Property, plant and equipment – gross	$2,338	$2,663
Accumulated depreciation	(572)	(1,274)
Property, plant and equipment – net	$1,766	$1,389
Accounts payable	770	600
Other liabilities	988	741
Total finance lease liabilities	$1,758	$1,341
Weighted Average Remaining Lease Term
Operating leases	8.5 years	8.2 years
Finance leases	2.9 years	2.8 years
Weighted Average Discount Rate
Operating leases	5.61%	5.32%
Finance leases	4.04%	2.75%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023	$43,177	$831
2024	30,548	560
2025	21,283	313
2026	11,360	105
2027	5,089	38
Thereafter	42,451	28
Total lease payments	153,908	1,875
Less imputed interest	(38,865)	(117)
Total	$115,043	$1,758

As of December 31, 2022, we have additional operating and finance leases that have not yet commenced for approximately $5.8 million and $0.7 million, respectively. These leases will commence during 2023 with lease terms of up to 7 years.

Note 9. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2022 consisted of the following:

Total term loan outstanding	$—
Amounts outstanding under the Revolving Credit Facility	115,000
Total outstanding indebtedness	115,000
Less: amounts expected to be repaid within one year	—
Total long-term debt due after one year	$115,000

At December 31, 2022, the Company assessed the Revolving Credit Facility (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

Scheduled principal repayments under the Long-term Debt and Credit Agreement subsequent to December 31, 2022 are as follows:

2023	$—
2024	—
2025	—
2026	115,000
2027	—
Thereafter	—
Total	$115,000

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

The Second Amended and Restated Credit Agreement contained revisions to various financial ratios, customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets, as well as financial covenants that require the Company to maintain interest coverage and leverage ratios at levels specified in the Second Amended and Restated Credit Agreement. These covenants placed limits on how we conduct our business, and in the event of certain defaults, our repayment obligations could be accelerated. In addition, the Second Amendment also amended certain administrative provisions associated with the LIBOR Successor Rate (as defined in the Second Amended and Restated Credit Agreement). The obligations under the Second Amended and Restated Credit Agreement were secured by a pledge of assets and liens on substantially all of the assets of AdvanSix.

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

As of October 27, 2021, the Company borrowed $150 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are subject to customary borrowing conditions.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ended December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at December 31, 2022 and through the date of the filing of this Annual Report on Form 10-K.

Note 10. Postretirement Benefit Obligations

Defined Contribution Benefit Plan

On January 1, 2017, the Company established a defined contribution plan which covers all eligible U.S. employees. Our plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis to save for their future retirement needs. The Company matches 50% of the first 8% of contributions for employees covered by a collective bargaining agreement and matches 75% of the first 8% of the employee’s contribution election for all other employees. The plan’s matching contributions vest after three years of service with the Company. The Company may also provide an additional discretionary retirement savings contribution which is at the sole discretion of the Company. The Company made contributions to the defined contribution plan of $5,920, $5,874 and $6,142 for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Change in benefit obligation:	2022	2021	2020
Benefit obligation at January 1,	$91,389	$89,137	$69,281
Service Cost	6,860	7,817	8,021
Interest Cost	2,436	2,071	2,175
Actuarial losses (gains)	(18,665)	(6,342)	10,507
Benefits Paid	(1,846)	(1,294)	(847)
Benefit obligation at December 31,	$80,174	$91,389	$89,137

Change in plan assets:
Fair value of plan assets at January 1,	$71,252	$48,444	$35,979
Actual return on plan assets	(12,044)	6,572	5,212
Benefits paid	(1,846)	(1,294)	(847)
Company Contributions	20,000	17,530	8,100
Fair value of plan assets at December 31,	77,362	71,252	48,444

Under-Funded status of plan	$2,812	$20,137	$40,693

Amounts recognized in Balance Sheet consists of:
Accrued pension liabilities-current (1)	$2,812	$1,894	$1,525
Accrued pension liabilities-noncurrent (2)	—	18,243	39,168
Total pension liabilities recognized	$2,812	$20,137	$40,693

(1) Included in accrued liabilities on Balance Sheet
(2) Included in postretirement benefit obligations on Balance Sheet

Pension amount recognized in accumulated other comprehensive loss (income) associated with the Company's pension plan are as follows for:

	Years Ended December 31,
	2022	2021	2020
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net actuarial (gain) loss	(1,087)	1,071	11,405
Pension amounts recognized in other comprehensive loss (income)	$(1,087)	$1,071	$11,405

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for our pension plan include the following components:

	Years Ended December 31,
	2022	2021	2020
Net periodic pension cost (benefit)
Service cost	$6,860	$7,817	$8,021
Interest cost	2,436	2,071	2,175
Expected return on plan assets	(4,463)	(2,924)	(2,098)
Recognition of actuarial losses	—	345	—
Net periodic Pension Cost	4,833	7,309	8,098
Other changes in benefits obligations recognized in other comprehensive loss (income)
Actuarial losses (gains)	(2,157)	(10,335)	7,393
Total recognized in other comprehensive income	(2,157)	(10,335)	7,393
Total net periodic pension cost (benefit) recognized in Other comprehensive income	$2,676	$(3,026)	$15,491

The estimated actuarial loss (gain) that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2022 and 2021 was nil.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our pension plan were as follows:

Key actuarial assumptions used to determine benefit obligations at December 31,	2022	2021	2020
Effective discount rate for benefit obligation	5.3%	3.1%	2.9%
Expected annual rate of compensation increase	2.9%	2.4%	2.4%

Key actuarial assumptions used to determine the net periodic benefit cost for the years ended December 31,	2022	2021	2020
Effective discount rate for service cost	3.1%	2.9%	3.5%
Effective discount rate for interest cost	2.7%	2.3%	3.2%
Expected long-term rate of return	6.5%	6.8%	6.8%
Expected annual rate of compensation increase	2.4%	2.4%	2.4%

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

The accumulated benefit obligation for our pension plan was $69.3 million, $79.6 million and $73.2 million as of December 31, 2022, 2021 and 2020, respectively.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid during the following years:

2023	$2,821
2024	3,331
2025	3,846
2026	4,336
2027	4,818
Thereafter	30,847

Our general funding policy for our pension plan is to contribute amounts at least sufficient to satisfy regulatory funding standards. The Company made pension plan contributions sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan as follows:

	Years Ended December 31,
	2022	2021	2020
1st Quarter	$—	$1,200	$1,700
2nd Quarter	10,000	3,620	—
3rd Quarter	5,000	12,710	—
4th Quarter	5,000	—	6,400
Total	$20,000	$17,530	$8,100

The Company plans to make pension plan contributions during 2023 sufficient to satisfy pension funding requirements of nil to $5.0 million as well as additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

The target asset allocation percent for the Company's pension plan assets is summarized as follows:

	Years Ended December 31,
	2022	2021
Cash and cash equivalents	2%	2%
US and non-US equity securities	65%	65%
Fixed income / real estate / other securities	33%	33%
Total Pension Assets	100%	100%

Fixed income and other securities include investment grade securities covering the Treasury, agency, asset-backed, mortgage-backed and credit sectors of the U.S. Bond Market, as well as listed real estate companies and real estate investment trusts located in both developed and emerging markets.

	Fair Value at December 31,
Fair Value Measurements	2022	2021	2020
Investments valued using NAV per share
Emerging Markets Region Equities	$4,427	$4,249	$3,199
International Region Equities	14,370	13,303	9,274
United States Equities	31,235	34,273	20,528
United States Bonds	20,115	17,357	12,506
Real Estate	1,563	599	2,312
Cash Fund	5,652	1,471	625
Total Pension Plan Assets at Fair Value	$77,362	$71,252	$48,444

The pension plan assets are invested in collective investment trust funds as shown above. These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy.

Note 11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In July 2019, the Company entered into an interest rate swap transaction related to its credit agreement. The fair value of the interest rate swaps at December 31, 2022, 2021 and 2020 was a gain of approximately $0.2 million, and losses of approximately $0.7 million and $3.1 million, respectively, and is considered a Level 2 liability.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at December 31, 2022 and December 31, 2021, respectively. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2022 and 2021, we had zero contracts with notional amounts related to forward commodity agreements.

Interest Rate Risk Management – As of December 31, 2022, the company had one interest rate swap agreement outstanding for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception and was effective July 31, 2019 with a maturity date of February 21, 2023. The interest rate swap has been designated as a cash flow hedge and converts the Company's interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. As a result of this interest rate swap, interest payments on approximately 43% of our borrowings, as of December 31, 2022, have been swapped from floating rate to fixed rate for the life of the swap, without an exchange of the underlying principal amount.

	Liability Derivatives

	2022		2021		2020

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accounts and other receivables, net	$197	Accrued liabilities and Other liabilities	$(708)	Accrued liabilities and Other liabilities	$(3,063)

Total Derivatives		$197		$(708)		$(3,063)

The following table summarizes adjustments related to cash flow hedge included in “Cash flow hedges”, in the Consolidated Statements of Comprehensive Income:

December 31, 2022
Loss on derivative instruments included in Accumulated other comprehensive loss at December 31, 2021	$(708)
Fair value adjustment	905
Gain on derivative instruments included in Accumulated other comprehensive loss at December 31, 2022	$197

At December 31, 2022, the Company expects to reclassify approximately $0.2 million of net losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt with the remainder recognized in future periods through the expiration date. The following table summarizes the reclassification of net losses on derivative instruments from AOCI into earnings:

	Amount of Loss Recognized in Earnings
	Twelve Months Ended December 31,

	2022	2021

Derivatives:

Interest Rate Contracts	$(671)	$1,836

Total Derivatives	$(671)	1,836

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

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2023.

Unconditional Purchase Obligations

In the normal course of business, the Company makes commitments to purchase goods with various vendors in the normal course of business which are consistent with our expected requirements and primarily relate to cumene, sulfur and natural gas as well as a long-term agreement for loading, unloading and the handling of a portion of our ammonium sulfate export volumes.

Future minimum payments for these unconditional purchase obligations as of December 31, 2022 are as follows (dollars in thousands):

Year	Amount
2023	$479,178
2024	279,168
2025	5,968
2026	5,969
2027	5,970
Thereafter	77,220
$853,473

Note 14. Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Postretirement Benefit Obligations Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2019	$(5,020)	$(3,125)	$(1,306)	$(9,451)

Other comprehensive income (loss)	(49)	(7,393)	(3,586)	(11,028)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2,240	2,240
Income tax expense (benefit)	—	1,789	318	2,107
Current period change	(49)	(5,604)	(1,028)	(6,681)
Balance at December 31, 2020	(5,069)	(8,729)	(2,334)	(16,132)

Other comprehensive income (loss)	(43)	10,334	519	10,810
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,836	1,836
Income tax expense (benefit)	—	(2,487)	(566)	(3,053)
Current period change	(43)	7,847	1,789	9,593
Balance at December 31, 2021	(5,112)	(882)	(545)	(6,539)

Other comprehensive income (loss)	14	2,158	1,576	3,748
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(671)	(671)
Income tax expense (benefit)	—	(518)	(217)	(735)
Current period change	14	1,640	688	2,342
Balance at December 31, 2022	$(5,098)	$758	$143	$(4,197)

Note 15. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020
Basic
Net Income	$171,886	$139,791	$46,077

Weighted average common shares outstanding	27,969,436	28,152,876	28,048,726

EPS – Basic	$6.15	$4.97	$1.64

	Years Ended December 31,
	2022	2021	2020
Diluted
Net Income	$171,886	$139,791	$46,077

Weighted average common shares outstanding – Basic	27,969,436	28,152,876	28,048,726

Dilutive effect of unvested equity awards	1,061,671	892,310	108,336

Weighted average common shares outstanding – Diluted	29,031,107	29,045,186	28,157,062

EPS – Diluted	$5.92	$4.81	$1.64

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2022, 2021 and 2020, stock options of 172,808, 400,205 and 951,607, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

In September 2017, the Board of Directors (the "Board") adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund. Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix common stock upon distribution. As of December 31, 2022, a total of 83,256 units were allocated to the AdvanSix stock unit fund under the DCP.

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid in capital. During 2022, the Company had repurchased 915,597 shares of common stock, including 67,262 shares withheld to cover the tax withholding obligations in connection with the vesting awards, for an aggregate of $33.7 million at a weighted average market price of $36.84 per share. The purchase of shares reduces the weighted average number of shares outstanding in the basic and diluted earnings per share calculations.

Note 16. Stock-Based Compensation Plans

On September 8, 2016, prior to the Spin-Off, our Board adopted, and Honeywell, as our sole stockholder, approved, the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, and the material terms of performance-based compensation were approved by the Company's stockholders for tax purposes at our 2017 annual meeting of stockholders (the "Original Plan"). The Original Plan was amended and restated as the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated, which was approved by stockholders of the Company at the Annual Meetings of Stockholders held on June 23, 2020 and subsequently on June 15, 2022 (the “Equity Plan”). As a result, no further grants will be made under the Original Plan. The Equity Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards and non-share-based awards. The maximum aggregate number of shares of our common stock that may be issued under all stock-based awards granted under the Equity Plan is 2,615,100, subject to adjustment in accordance with the terms of the Equity Plan. Under the Equity Plan, the shares underlying all full-value awards, including those granted to non-employee directors, will be counted against the share reserve on a 1.55-for-one basis. Shares underlying stock option awards and SARs will be counted against the share reserve on a one-for-one basis.

Under the terms of the Equity Plan, there were approximately 2,700,000 shares of AdvanSix common stock available for future grants of full-value awards at December 31, 2022.

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

The following table summarizes information about RSU activity related to the Equity Plan:

	Number of Restricted Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2019	254	$30.97
Granted	331	13.11
Vested	(120)	24.28
Forfeited	(33)	32.11
Non-vested at December 31, 2020	432	18.94
Granted	153	29.64
Vested	(115)	23.51
Forfeited	(28)	11.07
Non-vested at December 31, 2021	442	22.11
Granted	129	39.44
Vested	(110)	30.00
Forfeited	(65)	22.25
Non-vested at December 31, 2022	396	$25.53

As of December 31, 2022, there was approximately $4.5 million of total unrecognized compensation cost related to non-vested RSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.2 years.

The following table summarizes information about the income statement impact from RSUs for the Years Ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Compensation expense	$3,471	$3,544	$3,018
Future income tax benefit recognized	$927	$887	$1,025

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

The following table summarizes information about the income statement impact from stock options for the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
Compensation expense	$1,467	$1,410	$1,520
Future income tax benefit recognized	$1,033	$1,030	$441

The fair value related to stock options granted was determined using Black-Scholes option pricing model and the weighted average assumptions are shown in the table below:

	Years Ended December 31,
Key Black-Scholes Assumptions	2022	2021	2020
Risk-free interest rate	1.8%	.8%	1.2%
Expected term (years)	6	6	6
Volatility	40.2%	35.6%	32.2%
Dividend yield	1.3%	—	—
Fair value per stock option	$14.01	$10.34	$4.74

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

The following table summarizes information about stock option activity related to the Equity Plan:

	Number of Shares (In Thousands)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	491	33.28	8.22	$—
Exercisable at December 31, 2019	156	$30.83	7.45	$—

Granted	306	14.29
Exercised	—	—
Forfeited	(38)	35.53
Expired	—	—
Outstanding at December 31, 2020	759	25.44	7.97	$—
Exercisable at December 31, 2020	326	$32.16	6.84	$—

Granted	160	29.21
Exercised	20	27.55
Forfeited	(33)	21.29
Expired	—	—
Outstanding at December 31, 2021	906	26.13	7.42	$19,123
Exercisable at December 31, 2021	443	$29.42	6.54	$7,895

Granted	123	39.13
Exercised	(69)	24.23
Forfeited	(21)	27.81
Expired	(56)	30.94
Outstanding at December 31, 2022	883	27.97	6.81	$8,870
Exercisable at December 31, 2022	578	$27.49	6.06	$6,082

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

As of December 31, 2022, there was $1.1 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of approximately 0.7 years.

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

The following table summarizes information about PSU activity related to the Equity Plan:

	Number of Performance Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2019	230	$30.03
Granted	248	13.99
Vested	(91)	26.66
Forfeited	(40)	35.72
Non-vested at December 31, 2020	347	20.77
Granted	128	29.21
Vested	(6)	9.47
Forfeited	(65)	32.25
Non-vested at December 31, 2021	404	20.04
Granted	101	41.63
Vested	(78)	30.69
Forfeited	(32)	22.30
Non-vested at December 31, 2022	395	$23.04

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

As of December 31, 2022, there was approximately $5.7 million of total unrecognized compensation cost related to non-vested PSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.1 years.

The following table summarizes information about the income statement impact from PSUs for the year ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
Compensation expense	$5,343	$6,345	$366
Future income tax benefit recognized	$840	$667	$327

Note 17. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

The change in the carrying amount of goodwill was as follows:

		Total
Balance at	December 31, 2021	$17,592
Acquisition of U.S. Amines		38,600
Balance at	December 31, 2022	$56,192

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(1,854)	$34,966	$3,920	$(240)	$3,680
Licenses	18,451	(5,074)	13,377	18,451	(4,151)	14,300
Trade names	1,100	(201)	899	—	—	—
Total	$56,371	$(7,129)	$49,242	$22,371	$(4,391)	$17,980

For the twelve months ended December 31, 2022 and 2021, the Company recorded amortization expense on intangible assets of $2.7 million and $1.2 million, respectively.

The estimated aggregate amortization expense for each of the next five years is as follows:

Year	Amount
2023	$3,049
2024	3,049
2025	3,049
2026	3,049
2027	2,866

Note 18. Acquisitions

In February 2022, the Company acquired the stock of U.S. Amines, a leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals for an estimated purchase price of approximately $97 million, net of cash acquired. U.S. Amines employs approximately 50 people in the United States at manufacturing facilities in Bucks, AL and Portsmouth, VA.

In accordance with ASC 805, this transaction has been accounted for as a business combination. The Company used its best estimates and assumptions for items including, but not limited to, corporate name recognition, strong, long-lasting customer relationships and potential revenue growth from existing customers to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The transaction resulted in the Company acquiring tangible assets and finite-lived intangible assets, comprised of customer relationships (approximately $33 million) and trademarks (approximately $1 million) which reflect the value of the benefit derived from incremental revenue and related cash flows as a direct result of the customer relationships and name brand. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of 20 years and 5 years, respectively. The residual amount of the purchase price in excess of the value of the tangible and definite-lived intangible assets was allocated to goodwill. Factors considered when identifying goodwill included, but are not limited to, a complementary business model and formula pricing mechanisms with a business that is adjacent to our ammonium sulfate adjuvant and solvent businesses, the enhancement of the Company’s value chain through internal supply of products and raw materials, a new unique platform in the agrochemicals space as well as a number of opportunities to support further penetration into high-value applications. The U.S. Amines acquisition was not significant to our Consolidated Financial Statements, therefore, pro forma and post-acquisition results of operations have not been presented.

The following table summarizes the allocation of the purchase price consideration as of the acquisition date for the transaction noted above:

	Initially Reported as of March 31, 2022 (Preliminary)	Measurement Period Adjustment	December 31, 2022
Cash	$22,887	$—	$22,887
Accounts receivable	15,117	—	15,117
Inventories	11,937	(3,048)	8,889
Other current assets	1,876	(167)	1,709
Property, plant and equipment	13,600	(8)	13,592
Intangible assets	31,400	2,600	34,000
Accounts payable	(1,487)	(88)	(1,575)
Accrued liabilities	(2,760)	—	(2,760)
Deferred income taxes	(12,243)	2,127	(10,116)
Net tangible and intangible assets	80,327	1,416	81,743
Goodwill	40,271	(1,671)	38,600
Total purchase price	$120,598	$(255)	$120,343

Total purchase price	$120,598	$(255)	$120,343
Less: Cash acquired	(22,887)	—	(22,887)
Total purchase price, net of cash received	97,711	(255)	97,456
Estimated working capital adjustment due from seller	878	(878)	—
Net cash paid	$98,589	$(1,133)	$97,456

Goodwill deductible for tax purposes	$—	$—	$—

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

Note 19. Subsequent Events

As announced on February 17, 2023, the Board declared a quarterly cash dividend of $0.145 per share on the Company's common stock, payable on March 17, 2023 to stockholders of record as of the close of business on March 3, 2023.

On February 17, 2023, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the previously approved share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2022, the end of the period covered by this report.

We excluded U.S. Amines from our assessment of internal control over financial reporting as of December 31, 2022 as it was acquired by the Company in a transaction which has been accounted for as a business combination in February of 2022. The total assets and total revenues of U.S. Amines, a wholly owned subsidiary, represent approximately 4.1% and 3.0%, respectively, of the related consolidated financial statement amounts as of, and for the year ended, December 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report, which is included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to the directors and executive officers of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2023 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2022 (the "2023 Proxy Statement"), and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of AdvanSix appears in Part I of this Annual Report on Form 10-K under the heading "Information about our Executive Officers".

The members of the Audit Committee of our Board of Directors (the "Board") are: Daniel F. Sansone (Chair), Darrell K. Hughes, Sharon S. Spurlin and Farha Aslam. The Board has determined that each of Mr. Sansone, Ms. Spurlin and Ms. Aslam has been designated as an audit committee financial expert as defined by applicable SEC rules and that each of Mr. Sansone, Mr. Hughes, Ms. Aslam and Ms. Spurlin satisfies the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.

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

Item 11. Executive Compensation

Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2023 Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2023 Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the 2023 Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2023 Proxy Statement, and such information is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm	39
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020	41
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	42
Consolidated Balance Sheets at December 31, 2022 and 2021	43
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	44
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020	45
Notes to Consolidated Financial Statements	46

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

10.18
2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (effective June 15, 2022) (incorporated by reference to the Company's Current Report on Form 8-K filed on June 16, 2022) †

10.19
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.20
Form of Restricted Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.21
Form of Performance Stock Unit Agreement under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.22
Form of Stock Option Award Agreement under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.23	AdvanSix Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 26, 2017). †

10.24	Executive Severance Pay Plan of AdvanSix Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 15, 2017). †

10.25	Form of Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2018). †

10.26
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

10.31
Fifth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group,
Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated and filed with the SEC on March 6, 2017). *

10.32
Sixth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of March 1, 2017, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated and filed with the SEC on March 6, 2017). *

10.33
Seventh Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of February 22, 2018, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2018) *

10.34
Eighth Amendment to the Amended and Restated Caprolactam and Polymer Supply Agreement dated as of February 22, 2018, by and between AdvanSix Resins & Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2018) *

10.35
Amended and Restated Caprolactam and Polymer Supply Agreement dated as of Jan 1, 2019, by and between AdvanSix Resins Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2019) *

10.36
Amendment No. 1 and Amendment No. 2 to Amended and Restated Caprolactam and Polymer Supply Agreement, dated as of October 1, 2021 and January 1, 2023, respectively, by and between AdvanSix Resins Chemicals LLC and Shaw Industries Group, Inc**

10.37
Offer of Employment Letter between AdvanSix Inc. and Achilles B. Kintiroglou, dated February 24, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020) †

10.38
Employment Separation Agreement and Release between AdvanSix Inc. and Jonathan Bellamy, dated March 12, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020) †

10.39
Offer of Employment Letter between AdvanSix Inc. and Kelly Slieter, dated May 25, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020) †

10.40
Credit Agreement, dated as of October 27, 2021, among AdvanSix Inc., the lenders party thereto and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2021).

Exhibit No.	Description

10.41
Employment Separation Agreement and Release between AdvanSix Inc. and Willem L. Blindenbach, dated June 15, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2022) †

21.1
List of subsidiaries of AdvanSix Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on August 31, 2016 and effective as of September 8, 2016).

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

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted for certain information contained in Exhibits 10.26 through 10.35, and the omitted portions have been filed separately with the SEC.
**	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: February 17, 2023	By:	/s/ Michael Preston
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Erin N. Kane Erin N. Kane Chief Executive Officer and Director (Principal Executive Officer)	/s/ Michael L. Marberry Michael L. Marberry Independent Chairman of the Board
/s/ Farha Aslam Farha Aslam Director	/s/ Darrell K. Hughes Darrell K. Hughes Director
/s/ Todd D. Karran Todd D. Karran Director	/s/ Gena C. Lovett Gena C. Lovett Director
/s/ Daniel F. Sansone Daniel F. Sansone Director	/s/ Sharon S. Spurlin Sharon S. Spurlin Director
/s/ Patrick S. Williams Patrick S. Williams Director
/s/ Michael Preston Michael Preston Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Christopher Gramm Christopher Gramm Vice President and Controller (Principal Accounting Officer)
February 17, 2023