Form 10-Q
period 2023-03-31
AdvanSix Inc.
filed 2023-05-05
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
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

The Registrant had 27,564,614 shares of common stock, $0.01 par value, outstanding at April 28, 2023.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Sales	$400,544	$479,073
Costs, expenses and other:
Costs of goods sold	330,042	375,646
Selling, general and administrative expenses	25,114	21,210
Interest expense, net	1,267	563
Other non-operating (income) expense, net	(108)	(603)
Total costs, expenses and other	356,315	396,816

Income before taxes	44,229	82,257
Income tax expense	9,275	19,184
Net income	$34,954	$63,073

Earnings per common share
Basic	$1.27	$2.24
Diluted	$1.22	$2.15
Weighted average common shares outstanding
Basic	27,601,784	28,199,871
Diluted	28,586,563	29,371,051

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$34,954	$63,073
Foreign exchange translation adjustment	(33)	57
Cash-flow hedges	(150)	512
Other comprehensive income (loss), net of tax	(183)	569
Comprehensive income	$34,771	$63,642

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,826	$30,985
Accounts and other receivables – net	161,389	175,429
Inventories – net	224,635	215,502
Taxes receivable	1,023	9,771
Other current assets	6,295	9,241
Total current assets	395,168	440,928
Property, plant and equipment – net	812,518	811,065
Operating lease right-of-use assets	113,225	114,688
Goodwill	56,192	56,192
Intangible assets	48,480	49,242
Other assets	23,232	23,216
Total assets	$1,448,815	$1,495,331

LIABILITIES
Current liabilities:
Accounts payable	$212,506	$272,770
Accrued liabilities	40,611	48,820
Operating lease liabilities – short-term	36,171	37,472
Deferred income and customer advances	25,672	34,430
Total current liabilities	314,960	393,492
Deferred income taxes	160,192	160,409
Operating lease liabilities – long-term	77,418	77,571
Line of credit – long-term	127,000	115,000
Postretirement benefit obligations	1,139	—
Other liabilities	10,039	10,679
Total liabilities	690,748	757,151

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 32,532,842 shares issued and 27,668,715 outstanding at March 31, 2023; 31,977,593 shares issued and 27,446,520 outstanding at December 31, 2022	325	320
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Treasury stock at par (4,864,127 shares at March 31, 2023; 4,531,073 shares at December 31, 2022)	(48)	(45)
Additional paid-in capital	163,831	174,585
Retained earnings	598,339	567,517
Accumulated other comprehensive loss	(4,380)	(4,197)
Total stockholders' equity	758,067	738,180
Total liabilities and stockholders' equity	$1,448,815	$1,495,331
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$34,954	$63,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,845	16,692
Loss on disposal of assets	168	359
Deferred income taxes	(170)	(519)
Stock-based compensation	2,013	3,374
Amortization of deferred financing fees	155	155
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	14,007	(28,402)
Inventories	(9,133)	(1,889)
Taxes receivable	8,748	—
Accounts payable	(53,388)	9,904
Accrued liabilities	(8,408)	(11,718)
Deferred income and customer advances	(8,758)	(315)
Other assets and liabilities	3,542	(1,552)
Net cash provided by operating activities	1,575	49,162

Cash flows from investing activities:
Expenditures for property, plant and equipment	(24,603)	(21,019)
Acquisition of businesses	—	(98,589)
Other investing activities	(1,003)	(296)
Net cash used for investing activities	(25,606)	(119,904)

Cash flows from financing activities:
Borrowings from line of credit	78,000	148,500
Payments of line of credit	(66,000)	(63,500)
Principal payments of finance leases	(231)	(237)
Dividend payments	(4,020)	(3,517)
Purchase of treasury stock	(13,499)	(7,012)
Issuance of common stock	622	714
Net cash (used for) provided by financing activities	(5,128)	74,948

Net change in cash and cash equivalents	(29,159)	4,206
Cash and cash equivalents at beginning of period	30,985	15,100
Cash and cash equivalents at the end of period	$1,826	$19,306

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$8,193	$7,335

Supplemental cash activities:
Cash paid for interest	$1,191	$408
Cash paid for income taxes	$91	$22
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2022	31,977,593	$320	$174,585	$567,517	$(45)	$(4,197)	$738,180

Net Income	—	—	—	34,954	—	—	34,954
Comprehensive income	—	—	—	—	—	—	—
Foreign exchange translation adjustments	—	—	—	—	—	(33)	(33)
Cash-flow hedges	—	—	—	—	—	(150)	(150)
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(183)	(183)
Issuance of common stock	555,249	5	617	—	—	—	622
Purchase of treasury stock (333,054 shares)	—	—	(13,496)	—	(3)	—	(13,499)
Stock-based compensation	—	—	2,013	—	—	—	2,013
Dividends	—	—	112	(4,132)	—	—	(4,020)
Balance at March 31, 2023	32,532,842	$325	$163,831	$598,339	$(48)	$(4,380)	$758,067

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2021	31,755,430	$318	$195,931	$411,516	$(36)	$(6,539)	$601,190

Net Income	—	—	—	63,073	—	—	63,073
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	57	57
Cash-flow hedges	—	—	—	—	—	512	512
Pension obligation adjustments	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	569	569
Issuance of common stock	144,875	1	713	—	—	—	714
Purchase of treasury stock (181,536 shares)	—	—	(7,010)	—	(2)	—	(7,012)
Stock-based compensation	—	—	3,374	—	—	—	3,374
Dividends	—	—	313	(3,830)	—	—	(3,517)
Balance at March 31, 2022	31,900,305	$319	$193,321	$470,759	$(38)	$(5,970)	$658,391

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. ("AdvanSix," the "Company," "we" or "our") is a diversified chemistry company playing a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2023, and its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three months ended March 31, 2023 and 2022 were April 1, 2023 and April 2, 2022, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at March 31, 2023 and December 31, 2022 aggregated to $5.2 million and $9.0 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of March 31, 2023 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	25.2
February 17, 2023	75.0	75.0
Totals	$225.0	$100.2

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

As of March 31, 2023, the Company has repurchased a total of 4,864,127 shares of common stock, including 841,354 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $149.6 million at a weighted average market price of $30.75 per share. As of March 31, 2023, $100.2 million remained available for share repurchases under the current authorization. During the period April 1, 2023 through April 28, 2023, the Company repurchased an additional 105,573 shares at a weighted average market price of $38.95 per share primarily under the current authorized repurchase program.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The amendments in this ASU require that a buyer in a supplier finance program disclose sufficient quantitative and qualitative information about its supplier finance programs to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. On a retrospective basis, for each annual reporting period, an entity should disclose the key terms of the program, including a description of the payment terms, assets pledged as security or other forms of guarantees, the confirmed amount outstanding that remains unpaid, a description of where the obligations are presented in the balance sheet and a roll-forward of those obligations confirmed as well as the amount of obligations subsequently paid. In each interim reporting period, an entity should disclose the amount of confirmed obligations outstanding. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption of the amendments in this update is permitted. The Company adopted ASU 2022-04, effective January 1, 2023, which did not have a material impact on the Company's consolidated financial position or results of operations upon adoption.

3. Revenues

Revenue Recognition

We serve approximately 450 customers annually in more than 40 countries across a wide variety of industries. For the three months ended March 31, 2023 and 2022, the Company's ten largest customers accounted for approximately 37% of total sales during both periods.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended March 31, 2023 and 2022, the Company's sales to Shaw were 10% and 9% of our total sales, respectively.

The Company's revenue by product line, and related approximate percentage of total sales, for the three months ended March 31, 2023 and 2022 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended March 31,
	2023		2022
Nylon	$99,372	25%	$118,609	25%
Caprolactam	72,390	18%	70,005	15%
Chemical Intermediates	114,564	29%	135,690	28%
Ammonium Sulfate	114,218	28%	154,769	32%
Total	$400,544	100%	$479,073	100%
The Company's revenues by geographic area, and related approximate percentage of total sales, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
United States	$320,926	80%	$403,018	84%
International	79,618	20%	76,055	16%
Total	$400,544	100%	$479,073	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the three months ended March 31, 2023:

Opening balance January 1, 2023	$34,430
Additional cash advances	5,771
Less amounts recognized in revenues	(14,529)
Ending balance March 31, 2023	$25,672
The Company expects to recognize as revenue the March 31, 2023 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Basic
Net income	$34,954	$63,073
Weighted average common shares outstanding	27,601,784	28,199,871
EPS – Basic	$1.27	$2.24
Diluted
Dilutive effect of equity awards and other stock-based holdings	984,779	1,171,180
Weighted average common shares outstanding	28,586,563	29,371,051
EPS – Diluted	$1.22	$2.15

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

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Options and stock equivalents	266,644	120,316

Dividend activity for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Cash dividends declared per share	$0.145	$0.125
Aggregate dividends paid to shareholders	$4,020	$3,517

5. Accounts and Other Receivables – Net

	March 31, 2023	December 31, 2022
Accounts receivables	$158,193	$171,923
Other	4,086	4,100
Total accounts and other receivables	162,279	176,023
Less – allowance for doubtful accounts	(890)	(594)
Total accounts and other receivables – net	$161,389	$175,429

6. Inventories

	March 31, 2023	December 31, 2022
Raw materials	$142,851	$126,060
Work in progress	67,917	64,669
Finished goods	80,819	60,711
Spares and other	29,458	28,892
	321,045	280,332
Reduction to LIFO cost basis	(96,410)	(64,830)
Total inventories	$224,635	$215,502

Substantially all of the Company’s inventories at March 31, 2023 and December 31, 2022 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 5% was valued at average cost using the first-in, first-out (“FIFO”) method at March 31, 2023.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $77.4 million and $58.2 million at March 31, 2023 and December 31, 2022, respectively.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$221	$236
Interest on lease liabilities	18	14
Total finance lease cost	239	250
Operating lease cost	11,356	10,339
Short-term lease cost	1,026	1,353
Total lease cost	$12,621	$11,942

As of March 31, 2023, we have additional operating and finance leases that have not yet commenced for approximately $0.2 million and approximately $0.3 million, respectively. These leases will commence during 2023 with lease terms of up to 7 years.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the three months ended March 31, 2023.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(2,330)	$34,490	$36,820	$(1,854)	$34,966
Licenses	18,451	(5,305)	13,146	18,451	(5,074)	13,377
Trade names	1,100	(256)	844	1,100	(201)	899
Total	$56,371	$(7,891)	$48,480	$56,371	$(7,129)	$49,242

For the three months ended March 31, 2023 and March 31, 2022, the Company recorded amortization expense on intangible assets of $0.8 million and $0.4 million, respectively.

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

10. Income Taxes

The provision for income taxes was $9.3 million and $19.2 million for the three months ended March 31, 2023 and 2022, respectively, resulting in an effective tax rate of 21.0% and 23.3%, respectively.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three months ended March 31, 2023 approximated the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate. Additionally, a current period discrete tax adjustment was recorded relating to the vesting of equity compensation that resulted in a 2.3% decrease to the Company's quarterly effective tax rate. The Company's effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations which generally increase the tax rate, partially offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a corporate alternative minimum tax (CAMT) on adjusted financial statement income of certain large corporations and a 1% excise tax on share repurchases. The Company is not currently subject to the CAMT which became effective for tax years beginning after December 31, 2022. The 1% excise tax is generally applicable to publicly traded corporations for the net value of certain stock that the corporation repurchases during the year and is also effective for tax years beginning after December 31, 2022. The impact of any excise tax imposed on the Company for share repurchases is generally accounted for as an equity transaction with no consequences to the Company's results in operations, and this provision of the law is not expected to have a material impact on the Company's financial condition. The IRA also includes significant extensions, expansions and enhancements related to climate and energy tax credits designed to encourage investment in the adoption and expansion of renewable and alternative energy sources. The Company continues to evaluate these energy credit provisions of the law in relation to our sustainability and environmental, social and governance initiatives.

11. Fair Value Measurements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In July 2019, the Company entered into an interest rate swap transaction related to its credit agreement. The interest rate swap, considered a Level 2 liability, expired February 21, 2023.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment which could result in such assets being measured at fair value. Goodwill must be evaluated at least annually. Our annual evaluation occurred on March 31, 2023 and we concluded that an impairment for goodwill did not occur.

12. Derivative and Hedging Instruments

The specific credit and market, commodity price and interest rate risks to which the Company is exposed in connection with its ongoing business operations are described below. This discussion includes an explanation of any hedging instrument and interest rate swap agreement, used to manage the Company’s interest rate risk associated with a fixed and floating-rate borrowing.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at March 31, 2023 or December 31, 2022. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At March 31, 2023 and 2022, we had no financial contracts related to forward commodity agreements.

Interest Rate Risk Management – The Company had entered into one interest rate swap agreement for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception and was effective July 31, 2019 and matured on February 21, 2023. In accordance with ASC 815, the Company designated the interest rate swap as a cash flow hedge of floating-rate borrowings. The interest rate swap converted the Company’s interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. The interest rate swap involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the interest rate swap without an exchange of the underlying principal amount.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Asset (Liability) Derivatives
	March 31, 2023		December 31, 2022

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accounts and other receivables, net	$—	Accounts and other receivables, net	$197

Total Derivatives		$—		$197

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

March 31, 2023
Gain on derivative instruments included in Accumulated other comprehensive loss at December 31, 2022	$197
Fair value adjustment	(197)
Gain (Loss) on derivative instruments included in Accumulated other comprehensive loss at March 31, 2023	$—

At March 31, 2023, the Company expects no reclassifications of net gains or losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months as the interest rate swap agreement matured on February 21, 2023. The following table summarizes the reclassification of net (gains) losses on derivative instruments from AOCI into earnings:

	Amount of (Gain) Loss Recognized in Earnings
	Three Months Ended March 31,
	2023	2022
Derivatives:

Interest Rate Contracts	$—	$12

Total Derivatives	$—	$12

13. Acquisitions

In February 2022, the Company acquired the stock of U.S. Amines, a leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals for a purchase price of approximately $97.5 million, net of cash acquired.

In January 2021, the Company acquired certain assets associated with ammonium sulfate packaging, warehousing and logistics services in Virginia from Commonwealth Industrial Services, Inc. ("CIS") for approximately $9.5 million.

14. Supplier Finance Programs

The Company has entered into a supply chain finance program with a financial intermediary providing participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. AdvanSix’s responsibility is limited to making payments to the intermediary based upon payment terms negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The Company’s payment terms with suppliers are consistent,

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

regardless of whether a vendor participates in the supply chain finance program or not. All related agreements are terminable by either party upon at least 30 days’ notice.

The total amount due to the financial intermediaries to settle supplier invoices under the supplier finance programs was approximately $12 million and approximately $17 million as of March 31, 2023 and December 31, 2022, respectively. These amounts outstanding are included in Accounts payable.

15. Subsequent Events

As announced on May 5, 2023, the Board declared a quarterly cash dividend of $0.145 per share on the Company's common stock, payable on May 30, 2023 to stockholders of record as of the close of business on May 16, 2023.

On April 7, 2023, the Company issued a press release announcing that a labor strike had been initiated by the Hopewell South bargaining unit, consisting of the International Chemical Workers Union Council/the United Food and Commercial Workers, Local 591-C, the International Brotherhood of Electrical Workers, Local 666, the International Association of Machinists and Aerospace Workers, Local No. 10, and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry, Local 851, affecting approximately 340 workers at the Company's manufacturing facility in Hopewell, Virginia. The Company has robust contingency measures in place and is well prepared to support safe, stable and sustainable operations during this period. While AdvanSix continues to operate, we do not currently have an estimate of timing for completion of negotiations with the Hopewell South bargaining unit. The strike is not expected to have a material impact on the Company's financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained in this Quarterly Report on Form 10-Q (this "Form 10-Q"), as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 17, 2023 (the “2022 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally, including the impact of the coronavirus (COVID-19) pandemic and any resurgences; the potential effects of inflationary pressures, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of the conflict between Russia and Ukraine; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; risks associated with employees working remotely or operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics and geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; cybersecurity, data privacy incidents and disruptions to our technology infrastructure; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2022 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

Business Overview

AdvanSix is a diversified chemistry company playing a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, chemical intermediates and plant nutrients, guided by our core values of Safety, Integrity, Accountability and Respect. Our four key product lines are as follows:

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

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of March 31, 2023.

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

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of March 31, 2023. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

Global demand for Nylon 6 resin spans a variety of end-uses such as textiles, engineered plastics, industrial filament, food and industrial films, and carpet. The market growth typically tracks global GDP growth over the long-term but varies by end-use. Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand trends in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene and, depending on the manufacturing process utilized, natural gas and sulfur. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced variation as a result of global changes in supply and demand. Nylon 6 resin prices generally track caprolactam prices, although prices set above the average commodity spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products. Our differentiated Nylon 6 products are typically valued at a higher level than commodity resin products.

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

Share Repurchase Authorization

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

Hopewell South Collective Bargaining Agreement

On April 7, 2023, the Company issued a press release announcing that a labor strike had been initiated by the Hopewell South bargaining unit, consisting of the International Chemical Workers Union Council/the United Food and Commercial Workers, Local 591-C, the International Brotherhood of Electrical Workers, Local 666, the International Association of Machinists and Aerospace Workers, Local No. 10, and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry, Local 851, affecting approximately 340 workers at the Company's manufacturing facility in Hopewell, Virginia. The Company has robust contingency measures in place and is well prepared to support safe, stable and sustainable operations during this period. While AdvanSix continues to operate, we do not currently have an estimate of timing for completion of negotiations with the Hopewell South bargaining unit. The strike is not expected to have a material impact on the Company's financial condition.

Dividends

During 2023, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share
5/5/2023	5/16/2023	5/30/2023	$0.145
2/17/2023	3/3/2023	3/17/2023	$0.145

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended March 31,
	2023	2022
Sales	$400,544	$479,073
% change compared with prior year period	(16.4)%

The change in sales compared to the prior year period is attributable to the following:

Three Months Ended March 31, 2023
Volume	(8.8)%
Price	(10.1)%
Acquisition	2.5%
(16.4)%

Sales decreased in the three months ended March 31, 2023 compared to the prior year period by $78.5 million (approximately 16%) due primarily to (i) decreased sales volume (approximately 9%) driven primarily by soft end market demand, (ii) net unfavorable market-based pricing (approximately 6%) reflecting lower pricing across our ammonium sulfate and nylon product lines, and (iii) lower raw material pass-through pricing (approximately 4%) as a result of net cost decreases in benzene and propylene (inputs to cumene which is a key feedstock to our products), partially offset by the acquisition of U.S. Amines (approximately 3%).

Costs of Goods Sold

	Three Months Ended March 31,
	2023	2022
Costs of goods sold	$330,042	$375,646
% change compared with prior year period	(12.1)%
Gross Margin percentage	17.6%	21.6%

Costs of goods sold decreased in the three months ended March 31, 2023 compared to the prior year period by $45.6 million (approximately 12%) due primarily to decreased prices of raw materials (approximately 12%) and lower sales volume (approximately 7%), including the impact of lower production, partially offset by an increase in plant spend related to additional maintenance and operational enhancements (approximately 4%) and the impact of the U.S. Amines acquisition (approximately 3%).

Gross margin percentage decreased in the three months ended March 31, 2023 compared to the prior year period by approximately 4% due primarily to (i) lower sales volume including the impact of lower production (approximately 2%) and (ii) increased plant spend related to additional maintenance and operational enhancements (approximately 3%), partially offset by the impact of market-based pricing, net of raw material costs (approximately 1%).

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative expenses	$25,114	$21,210
Percentage of Sales	6.3%	4.4%

Selling, general and administrative expenses increased by $3.9 million in the three months ended March 31, 2023 compared to the prior year period due primarily to upgrades to our enterprise resource planning systems and other functional support costs.

Income Tax Expense

	Three Months Ended March 31,
	2023	2022
Income tax expense	$9,275	$19,184
Effective tax rate	21.0%	23.3%

The Company’s effective tax rate for the three months ended March 31, 2023 approximated the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate. Additionally, a current period discrete tax adjustment was recorded relating to the vesting of equity compensation that resulted in a 2.3% decrease to the Company's quarterly effective tax rate. The Company's effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate, due primarily to state taxes and executive compensation deduction limitations which generally increase the tax rate, partially offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate.

The Company's effective tax rate for the three months ended March 31, 2023 was lower than the prior year period due primarily to the vesting of equity compensation that resulted in a 2.3% decrease to the Company's quarterly effective tax rate in the current period.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a corporate alternative minimum tax (CAMT) on adjusted financial statement income of certain large corporations and a 1% excise tax on share repurchases. The Company is not currently subject to the CAMT which became effective for tax years beginning after December 31, 2022. The 1% excise tax is generally applicable to publicly traded corporations for the net value of certain stock that the corporation repurchases during the year and is also effective for tax years beginning after December 31, 2022. The impact of any excise tax imposed on the Company for share repurchases is generally accounted for as an equity transaction with no consequences to the Company's results in operations, and this provision of the law is not expected to have a material impact on the Company's financial condition. The IRA also includes significant extensions, expansions and enhancements related to climate and energy tax credits designed to encourage investment in the adoption and expansion of renewable and alternative energy sources. The Company continues to evaluate these energy credit provisions of the law in relation to our sustainability and environmental, social and governance initiatives.

Net Income

	Three Months Ended March 31,
	2023	2022
Net income	$34,954	$63,073

As a result of the factors described above, Net income was $35.0 million for the three months ended March 31, 2023 as compared to $63.1 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2023	2022
Net income	$34,954	$63,073
Non-cash stock-based compensation	2,013	3,374
Non-recurring, unusual or extraordinary expenses	—	—
Non-cash amortization from acquisitions	532	201
Non-recurring M&A costs	—	277
Benefit from income taxes relating to reconciling items	(435)	(556)
Adjusted Net Income (non-GAAP)	37,064	66,369
Interest expense, net	1,267	563
Income tax expense - adjusted	9,710	19,740
Depreciation and amortization - adjusted	17,313	16,491
Adjusted EBITDA (non-GAAP)	$65,354	$103,163

Sales	$400,544	$479,073

Adjusted EBITDA Margin* (non-GAAP)	16.3%	21.5%
*Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2023	2022
Net Income	$34,954	$63,073
Adjusted Net Income (non-GAAP)	37,064	66,369

Weighted-average number of common shares outstanding - basic	27,601,784	28,199,871
Dilutive effect of equity awards and other stock-based holdings	984,779	1,171,180
Weighted-average number of common shares outstanding - diluted	28,586,563	29,371,051

EPS - Basic	$1.27	$2.24
EPS - Diluted	$1.22	$2.15
Adjusted EPS - Basic (non-GAAP)	$1.34	$2.35
Adjusted EPS - Diluted (non-GAAP)	$1.30	$2.26

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2022 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, including the ongoing labor strike initiated by the Hopewell South bargain unit, as well as the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures, dividends and liquidity reflecting disciplined capital deployment. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with health, safety and environmental ("HSE") regulations. We believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in Item 1A of Part I of our 2022 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the first quarter of 2023, the Company had approximately $1.8 million of cash on hand with approximately $372 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $110 million to $120 million in 2023 compared to $89 million in 2022, reflecting increased spend due to critical infrastructure, other maintenance, and growth and cost savings projects.

We assumed from Honeywell International Inc. ("Honeywell") all HSE liabilities and compliance obligations related to the past and future operations of our current business as of the spin-off, as well as all HSE liabilities associated with the three manufacturing locations assumed from Honeywell that are used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on the Company's consolidated financial position or results of operations.

We expect that our primary cash requirements for 2023 will be to fund costs associated with ongoing operations, capital expenditures, and amounts related to other contractual obligations.

The Company made no cash contributions to the defined benefit pension plan during the three months ended March 31, 2023. The Company plans to make cash contributions of between nil to $5 million in 2023 and additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of March 31, 2023 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	25.2
February 17, 2023	75.0	75.0
Totals	$225.0	$100.2

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

As of March 31, 2023, the Company has repurchased a total of 4,864,127 shares of common stock life-to-date, including 841,354 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $149.6 million at a weighted average market price of $30.75 per share. As of March 31, 2023, $100.2 million remained available for share repurchases under the current authorization. During the period from April 1, 2023 through April 28, 2023, we repurchased an additional 105,573 shares at a weighted average market price of $38.95 per share primarily under the currently authorized repurchase program.

As of March 31, 2023, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2022 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Since commencement of dividends, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
5/5/2023	5/16/2023	5/30/2023	$0.145	$4.0
2/17/2023	3/3/2023	3/17/2023	$0.145	$4.0
11/4/2022	11/15/2022	11/29/2022	$0.145	$4.0
8/5/2022	8/16/2022	8/30/2022	$0.145	$4.1
5/6/2022	5/17/2022	5/31/2022	$0.125	$3.5
2/18/2022	3/1/2022	3/15/2022	$0.125	$3.5
9/28/2021	11/9/2021	11/23/2021	$0.125	$3.5

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at March 31, 2023 and through the date of the filing of this Form 10-Q.

We had a borrowed balance of $115 million under the Revolving Credit Facility at December 31, 2022. We borrowed an incremental net amount of $12 million during the three months ended March 31, 2023, bringing the balance under the Revolving Credit Facility to $127 million, and available credit for use of approximately $372 million as of March 31, 2023. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Three Months Ended March 31,
	2023	2022
Cash provided by (used for):
Operating activities	$1,575	$49,162
Investing activities	(25,606)	(119,904)
Financing activities	(5,128)	74,948
Net change in cash and cash equivalents	$(29,159)	$4,206

Cash provided by operating activities decreased by $47.6 million for the three months ended March 31, 2023 versus the prior year period due primarily to a $28.1 million decrease in net income and a $36.6 million unfavorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) year-over-year with a $57.3 million unfavorable cash impact from working capital for the three months ended March 31, 2023 compared to a $20.7 million unfavorable cash impact in the prior year period. This was partially offset by (i) a $8.7 million favorable cash impact from Taxes receivable, (ii) a $5.1 million favorable cash impact from Other assets and liabilities primarily related to the timing of payments and (iii) a $3.3 million favorable cash impact primarily from lower short-term incentive payments during the three months ended March 31, 2023 compared to the prior year period.

Cash used for investing activities decreased by $94.3 million for the three months ended March 31, 2023 versus the prior year period due primarily to cash paid for the acquisition of U.S. Amines for approximately $98.6 million during the prior year period, and increased cash payments for capital expenditures of approximately $3.6 million during the prior year period due primarily to increased spend for critical infrastructure, other maintenance, and growth and cost savings projects.

Cash used for financing activities increased by $80.1 million for the three months ended March 31, 2023 versus the prior year period due primarily to net borrowings of $12.0 million during the three months ended March 31, 2023 compared to net borrowings of $85.0 million during the prior year period partially offset by payments for share repurchases of $13.5 million and cash paid for dividends of approximately $4.0 million during the three months ended March 31, 2023 compared to $7.0 million and $3.5 million during the prior year period, respectively.

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

The following table summarizes ongoing and expansion capital expenditures:

Three Months Ended March 31, 2023
Capital expenditures in Accounts payable at December 31, 2022	$14,879
Purchases of property, plant and equipment	17,917
Less: Capital expenditures in Accounts payable at March 31, 2023	(8,193)
Cash paid for capital expenditures	$24,603

For 2023, we expect our total capital expenditures to be approximately $110 million to $120 million to compared to $89 million in 2022, reflecting increased spend due to critical infrastructure, other maintenance, and growth and cost savings projects. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the three-month period ended March 31, 2023 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at March 31, 2023, a 25-basis point fluctuation in interest rates for the three months ended March 31, 2023 would have resulted in an increase or decrease to our interest expense of approximately $0.3 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2023, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Philadelphia Air Management Services (“PAMS”) notified the Company in November 2021 of certain alleged violations involving emission control equipment at the Company’s manufacturing facility in Philadelphia, Pennsylvania, which in each case were self-reported by the Company and subsequently corrected. The Company discussed this matter with PAMS and responded to various information requests. In April 2023, the Company and PAMS agreed to a settlement, pursuant to which the Company would pay a civil penalty of approximately $62 thousand.

The United States Environmental Protection Agency (“EPA”) and the Company entered into an Administrative Compliance Order on Consent in February 2023 in connection with alleged violations involving the Company’s risk management program at its manufacturing facility in Hopewell, Virginia. The Company has discussed this matter with the EPA and proposed a workplan and schedule for the implementation of improvements to the program. The Company also has entered into discussions with the EPA regarding an Administrative Compliance Order in connection with alleged violations involving the Company’s stormwater and other discharges. These EPA allegations may potentially subject the Company to penalties. Although the outcome of the matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2022 Form 10-K, which are hereby incorporated by reference.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended March 31, 2023. During the quarter ended March 31, 2023, 84,676 shares were purchased under our share repurchase program and 248,378 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2023		12,710	$39.96	12,710	$27,943,734
February 2023		4,460	40.76	4,460	102,761,950
March 2023	(1)	315,884	40.55	67,506	100,187,862
Total		333,054	$40.53	84,676
(1) Total number of shares purchased includes 248,378 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period April 1, 2023 through April 28, 2023, we repurchased an additional 105,573 shares at a weighted average market price of $38.95 per share primarily under the currently authorized repurchase program.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
10.1	Form of Restricted Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan, as Amended and Restated
10.2	Form of Performance Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan, as Amended and Restated
10.3	Form of Stock Option Award Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan, as Amended and Restated
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: May 5, 2023	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer