Form 10-Q
period 2023-06-30
AdvanSix Inc.
filed 2023-08-04
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
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

The Registrant had 27,213,058 shares of common stock, $0.01 par value, outstanding at July 28, 2023.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$427,940	$583,736	$828,484	$1,062,809
Costs, expenses and other:
Costs of goods sold	360,017	476,835	690,059	852,482
Selling, general and administrative expenses	24,011	20,841	49,126	42,051
Interest expense, net	1,954	769	3,221	1,332
Other non-operating (income) expense, net	(1,325)	172	(1,433)	(431)
Total costs, expenses and other	384,657	498,617	740,973	895,434

Income before taxes	43,283	85,119	87,511	167,375
Income tax expense	10,555	19,962	19,829	39,145
Net income	$32,728	$65,157	$67,682	$128,230

Earnings per common share
Basic	$1.19	$2.31	$2.46	$4.55
Diluted	$1.16	$2.23	$2.39	$4.37
Weighted average common shares outstanding
Basic	27,494,555	28,168,207	27,547,874	28,183,951
Diluted	28,113,402	29,262,709	28,348,266	29,316,792

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$32,728	$65,157	$67,682	$128,230
Foreign exchange translation adjustment	(125)	(35)	(158)	22
Cash-flow hedges	—	295	(150)	807
Other comprehensive income (loss), net of tax	(125)	260	(308)	829
Comprehensive income	$32,603	$65,417	$67,374	$129,059

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,536	$30,985
Accounts and other receivables – net	153,148	175,429
Inventories – net	225,986	215,502
Taxes receivable	1,442	9,771
Other current assets	20,043	9,241
Total current assets	411,155	440,928
Property, plant and equipment – net	816,885	811,065
Operating lease right-of-use assets	109,816	114,688
Goodwill	56,192	56,192
Intangible assets	47,717	49,242
Other assets	25,244	23,216
Total assets	$1,467,009	$1,495,331

LIABILITIES
Current liabilities:
Accounts payable	$220,158	$272,770
Accrued liabilities	43,310	48,820
Operating lease liabilities – short-term	34,342	37,472
Deferred income and customer advances	2,333	34,430
Total current liabilities	300,143	393,492
Deferred income taxes	164,256	160,409
Operating lease liabilities – long-term	75,829	77,571
Line of credit – long-term	140,000	115,000
Postretirement benefit obligations	2,279	—
Other liabilities	10,143	10,679
Total liabilities	692,650	757,151

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 32,577,862 shares issued and 27,302,873 outstanding at June 30, 2023; 31,977,593 shares issued and 27,446,520 outstanding at December 31, 2022	326	320
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Treasury stock at par (5,274,989 shares at June 30, 2023; 4,531,073 shares at December 31, 2022)	(53)	(45)
Additional paid-in capital	151,706	174,585
Retained earnings	626,885	567,517
Accumulated other comprehensive loss	(4,505)	(4,197)
Total stockholders' equity	774,359	738,180
Total liabilities and stockholders' equity	$1,467,009	$1,495,331
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$67,682	$128,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,958	34,226
Loss on disposal of assets	568	800
Deferred income taxes	3,894	2,558
Stock-based compensation	4,449	5,379
Amortization of deferred financing fees	309	309
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	22,123	(52,145)
Inventories	(10,484)	3,012
Taxes receivable	8,329	—
Accounts payable	(47,216)	52,439
Accrued liabilities	(5,744)	(8,821)
Deferred income and customer advances	(32,097)	(1,142)
Other assets and liabilities	(11,192)	(19,792)
Net cash provided by operating activities	36,579	145,053

Cash flows from investing activities:
Expenditures for property, plant and equipment	(43,894)	(38,779)
Acquisition of businesses	—	(97,456)
Other investing activities	(2,034)	(1,221)
Net cash used for investing activities	(45,928)	(137,456)

Cash flows from financing activities:
Borrowings from line of credit	230,500	230,500
Payments of line of credit	(205,500)	(219,000)
Principal payments of finance leases	(456)	(481)
Dividend payments	(8,004)	(7,032)
Purchase of treasury stock	(28,385)	(10,419)
Issuance of common stock	745	1,032
Net cash used for financing activities	(11,100)	(5,400)

Net change in cash and cash equivalents	(20,449)	2,197
Cash and cash equivalents at beginning of period	30,985	15,100
Cash and cash equivalents at the end of period	$10,536	$17,297

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$9,832	$9,207

Supplemental cash activities:
Cash paid for interest	$3,027	$1,024
Cash paid for income taxes	$7,024	$47,439
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2022	31,977,593	$320	$174,585	$567,517	$(45)	$(4,197)	$738,180

Net Income	—	—	—	34,954	—	—	34,954
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(33)	(33)
Cash-flow hedges	—	—	—	—	—	(150)	(150)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(183)	(183)
Issuance of common stock	555,249	5	617	—	—	—	622
Purchase of treasury stock (333,054 shares)	—	—	(13,496)	—	(3)	—	(13,499)
Stock-based compensation	—	—	2,013	—	—	—	2,013
Dividends	—	—	112	(4,132)	—	—	(4,020)
Balance at March 31, 2023	32,532,842	325	163,831	598,339	(48)	(4,380)	758,067

Net Income	—	—	—	32,728	—	—	32,728
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(125)	(125)
Cash-flow hedges	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(125)	(125)
Issuance of common stock	45,020	1	122	—	—	—	123
Purchase of treasury stock (410,862 shares)	—	—	(14,881)	—	(5)	—	(14,886)
Stock-based compensation	—	—	2,436	—	—	—	2,436
Dividends	—	—	198	(4,182)	—	—	(3,984)
Balance at June 30, 2023	32,577,862	$326	$151,706	$626,885	$(53)	$(4,505)	$774,359

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2023 and 2022 were July 1, 2023 and July 2, 2022, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at June 30, 2023 and December 31, 2022 aggregated to $3.7 million and $9.0 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of June 30, 2023 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	10.6
February 17, 2023	75.0	75.0
Totals	$225.0	$85.6

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

As of June 30, 2023, the Company has repurchased a total of 5,274,989 shares of common stock, including 849,265 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $164.4 million at a weighted average market price of $31.17 per share. As of June 30, 2023, $85.6 million remained available for share repurchases under the current authorization. During the period July 1, 2023 through July 28, 2023, the Company repurchased an additional 94,715 shares at a weighted average market price of $36.45 per share primarily under the current authorized repurchase program.

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

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in approximately 40 countries across a wide variety of industries. For the three months ended June 30, 2023 and 2022, the Company's ten largest customers accounted for approximately 41% and 40% of total sales, respectively. For each of the six months ended June 30, 2023 and 2022, the Company's ten largest customers accounted for approximately 38% of total sales during both periods.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For each of the three and six months ended June 30, 2023 and 2022, the Company's sales to Shaw were 10% of our total sales.

The Company's revenue by product line, and related approximate percentage of total sales, for the three and six months ended June 30, 2023 and 2022 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Nylon	$92,953	22%	$132,105	23%	$192,325	23%	$250,715	23%
Caprolactam	74,682	18%	87,169	15%	147,073	18%	157,174	15%
Chemical Intermediates	121,365	28%	158,611	27%	235,929	28%	294,300	28%
Ammonium Sulfate	138,940	32%	205,851	35%	253,157	31%	360,620	34%
Total	$427,940	100%	$583,736	100%	$828,484	100%	$1,062,809	100%
The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
United States	$367,608	86%	$494,155	85%	$688,534	83%	$897,174	84%
International	60,332	14%	89,581	15%	139,950	17%	165,635	16%
Total	$427,940	100%	$583,736	100%	$828,484	100%	$1,062,809	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the six months ended June 30, 2023:

Opening balance January 1, 2023	$34,430
Additional cash advances	5,878
Less amounts recognized in revenues	(37,975)
Ending balance June 30, 2023	$2,333
The Company expects to recognize as revenue the June 30, 2023 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic
Net income	$32,728	$65,157	$67,682	$128,230
Weighted average common shares outstanding	27,494,555	28,168,207	27,547,874	28,183,951
EPS – Basic	$1.19	$2.31	$2.46	$4.55
Diluted
Dilutive effect of equity awards and other stock-based holdings	618,847	1,094,502	800,392	1,132,841
Weighted average common shares outstanding	28,113,402	29,262,709	28,348,266	29,316,792
EPS – Diluted	$1.16	$2.23	$2.39	$4.37

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

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options and stock equivalents	503,354	121,794	404,009	121,055

Dividend activity for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash dividends declared per share	$0.145	$0.125	$0.290	$0.250
Aggregate dividends paid to shareholders	$3,984	$3,515	$8,004	$7,032

5. Accounts and Other Receivables – Net

	June 30, 2023	December 31, 2022
Accounts receivables	$149,303	$171,923
Other	5,106	4,100
Total accounts and other receivables	154,409	176,023
Less – allowance for doubtful accounts	(1,261)	(594)
Total accounts and other receivables – net	$153,148	$175,429

6. Inventories

	June 30, 2023	December 31, 2022
Raw materials	$125,162	$126,060
Work in progress	73,417	64,669
Finished goods	92,824	60,711
Spares and other	30,894	28,892
	322,297	280,332
Reduction to LIFO cost basis	(96,311)	(64,830)
Total inventories	$225,986	$215,502

Substantially all of the Company’s inventories at June 30, 2023 and December 31, 2022 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 7% was valued at average cost using the first-in, first-out (“FIFO”) method at June 30, 2023.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $67.2 million and $58.2 million at June 30, 2023 and December 31, 2022, respectively.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$216	$238	$438	$474
Interest on lease liabilities	23	8	41	22
Total finance lease cost	239	246	479	496
Operating lease cost	11,592	10,272	22,841	20,610
Short-term lease cost	1,511	1,244	2,537	2,598
Total lease cost	$13,342	$11,762	$25,857	$23,704

As of June 30, 2023, we have additional operating leases that have not yet commenced for approximately $1.0 million. These leases will commence during the second half of 2023 with lease terms of up to 7 years.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the six months ended June 30, 2023.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(2,807)	$34,013	$36,820	$(1,854)	$34,966
Licenses	18,451	(5,535)	12,916	18,451	(5,074)	13,377
Trade names	1,100	(312)	788	1,100	(201)	899
Total	$56,371	$(8,654)	$47,717	$56,371	$(7,129)	$49,242

For each of the three months ended June 30, 2023 and June 30, 2022, the Company recorded amortization expense on intangible assets of $0.8 million. For the six months ended June 30, 2023 and June 30, 2022, the Company recorded amortization expense on intangible assets of $1.5 million and $1.2 million, respectively.

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

10. Income Taxes

The provision for income taxes was $10.6 million and $20.0 million for the three months ended June 30, 2023 and 2022, respectively, resulting in an effective tax rate of 24.4% and 23.5%, respectively. The provision for income taxes was $19.8 million and $39.1 million for the six months ended June 30, 2023 and 2022, respectively, resulting in an effective tax rate of 22.7% and 23.4%, respectively.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and six months ended June 30, 2023 and 2022 differed from the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate. Additionally, discrete tax adjustments recorded in the first half of 2023 relating to the vesting of equity compensation and changes in state tax legislation resulted in a net 0.6% increase to the quarterly effective tax rate and a net 0.9% decrease to the year-to-date effective tax rate.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at June 30, 2023 or December 31, 2022. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At June 30, 2023 and 2022, we had no financial contracts related to forward commodity agreements.

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Asset (Liability) Derivatives
	June 30, 2023		December 31, 2022

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accounts and other receivables, net	$—	Accounts and other receivables, net	$197
Total Derivatives		$—		$197

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

June 30, 2023
Gain on derivative instruments included in Accumulated other comprehensive loss at December 31, 2022	$197
Fair value adjustment	(197)
Gain (Loss) on derivative instruments included in Accumulated other comprehensive loss at June 30, 2023	$—

At June 30, 2023, the Company expects no reclassifications of net gains or losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months as the interest rate swap agreement matured on February 21, 2023. The following table summarizes the reclassification of net (gains) losses on derivative instruments from AOCI into earnings:

	Amount of (Gain) Loss Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives:
Interest Rate Contracts	$—	$(131)	$—	$(119)
Total Derivatives	$—	$(131)	$—	$(119)

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

14. Supplier Finance Programs

The Company has entered into a supply chain finance program with a financial intermediary providing participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. AdvanSix’s responsibility is limited to making payments to the intermediary based upon payment terms negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The Company’s payment terms with suppliers are consistent, regardless of whether a vendor participates in the supply chain finance program or not. All related agreements are terminable by either party upon at least 30 days’ notice.

The total amount due to the financial intermediaries to settle supplier invoices under the supplier finance programs was approximately $14 million and approximately $17 million as of June 30, 2023 and December 31, 2022, respectively. These amounts outstanding are included in Accounts payable.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

15. Subsequent Events

As announced on August 4, 2023, the Board declared a quarterly cash dividend of $0.160 per share on the Company's common stock, payable on August 29, 2023 to stockholders of record as of the close of business on August 15, 2023.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally, including the impact of the coronavirus (COVID-19) pandemic and any resurgences; the potential effects of inflationary pressures, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of the conflict between Russia and Ukraine; the effect on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks and disruptions to our technology infrastructure; risks associated with employees working remotely or operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics, geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; cybersecurity, data privacy incidents and disruptions to our technology infrastructure; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2022 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of June 30, 2023.

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

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of June 30, 2023. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

Global demand for Nylon 6 resin spans a variety of end-uses such as textiles, engineered plastics, industrial filament, food and industrial films, and carpet. The market growth typically tracks global GDP growth over the long-term but varies by end-use. Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand trends in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene and, depending on the manufacturing process utilized, natural gas and sulfur. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced variation as a result of global changes in supply and demand. Nylon 6 resin prices generally track caprolactam prices, although prices set above the average commodity spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products for current and new customer applications. Our differentiated Nylon 6 products, such as our wire and cable and co-polymer offerings, are typically valued at a higher level than commodity resin products.

We also manufacture, market and sell a number of chemical intermediate products that are derived from the manufacturing processes within our integrated supply chain. Most significant is acetone, the price of which is influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. Our differentiated product offerings include high-purity applications and high-value intermediates including our U.S. Amines portfolio as well as our oximes-based EZ-Blox™ anti-skinning agent used in paints and Nadone® cyclohexanone, which is a solvent used in various high-value applications.

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

Hopewell South Collective Bargaining Agreement

On April 7, 2023, the Company issued a press release announcing that a labor strike had been initiated by the Hopewell South bargaining unit, consisting of the International Chemical Workers Union Council/the United Food and Commercial Workers, Local 591-C, the International Brotherhood of Electrical Workers, Local 666, the International Association of Machinists and Aerospace Workers, Local No. 10, and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry, Local 851, affecting approximately 340 workers at the Company's manufacturing facility in Hopewell, Virginia. The Company had robust contingency measures in place and was well prepared to support safe, stable and sustainable operations during this period. On May 8, 2023, the Company announced that the Hopewell South bargaining unit voted to ratify a new five-year collective bargaining agreement and that Hopewell South employees would return to work on May 10, 2023. The strike did not have a material impact on the Company's results of operations.

Dividends

During 2023, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share
8/4/2023	8/15/2023	8/29/2023	$0.160
5/5/2023	5/16/2023	5/30/2023	$0.145
2/17/2023	3/3/2023	3/17/2023	$0.145

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$427,940	$583,736	$828,484	$1,062,809
% change compared with prior year period	(26.7)%		(22.0)%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Volume	(1.5)%	(4.6)%
Price	(25.2)%	(18.5)%
Acquisition	—%	1.1%
	(26.7)%	(22.0)%

Sales decreased in the three months ended June 30, 2023 compared to the prior year period by $155.8 million (approximately 27%) due to (i) net unfavorable market-based pricing (approximately 19%) primarily reflecting lower pricing across our ammonium sulfate and nylon product lines, (ii) lower raw material pass-through pricing (approximately 6%) as a result of a net cost decrease in benzene and propylene (inputs to cumene which is a key feedstock to our products) and (iii) a decrease in sales volume (approximately 2%).

Sales decreased in the six months ended June 30, 2023 compared to the prior year period by $234.3 million (approximately 22%) due to (i) net unfavorable market-based pricing (approximately 13%) primarily reflecting lower pricing across our ammonium sulfate and nylon product lines, (ii) unfavorable raw material pass-through pricing (approximately 6%) as a result of a net cost decrease in benzene and propylene (inputs to cumene which is a key feedstock to our products) and (iii) decreased sales volume (approximately 5%) largely driven by chemical intermediates, partially offset by the acquisition of U.S. Amines (approximately 1%).

Costs of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Costs of goods sold	$360,017	$476,835	$690,059	$852,482
% change compared with prior year period	(24.5)%		(19.1)%
Gross Margin percentage	15.9%	18.3%	16.7%	19.8%

Costs of goods sold decreased in the three months ended June 30, 2023 compared to the prior year period by $116.8 million (approximately 24%) due to (i) decreased prices of raw materials (approximately 22%) and (ii) decrease in sales volume (approximately 2%).

Costs of goods sold decreased in the six months ended June 30, 2023 compared to the prior year period by $162.4 million (approximately 19%) due to (i) decreased prices of raw materials (approximately 17%) and (ii) lower sales volume (approximately 4%), partially offset by increased plant costs (approximately 2%) and the impact of the U.S. Amines acquisition (approximately 1%).

Gross margin percentage decreased in the three months ended June 30, 2023 compared to the prior year period (approximately 2%) due primarily to the impact of market-based pricing, net of raw material costs (approximately 4%) partially offset by (i) the net impact of lower sales volume and changes in sales mix, including higher domestic plant nutrients' sales (approximately 1%) and (ii) lower planned plant turnaround expenses (approximately 1%).

Gross margin percentage decreased in the six months ended June 30, 2023 compared to the prior year period (approximately 3%) due primarily to (i) increased plant spend (approximately 2%) and (ii) the impact of market-based pricing, net of raw material costs (approximately 1%).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative expenses	$24,011	$20,841	$49,126	$42,051
Percentage of Sales	5.6%	3.6%	5.9%	4.0%

Selling, general and administrative expenses increased by $3.2 million in the three months ended June 30, 2023 compared to the prior year period due primarily to upgrades to our enterprise resource planning systems and other functional support costs, and a reduction in bad debt expense in the prior year period associated with a cash collection of a previously reserved customer receivable.

Selling, general and administrative expenses increased by $7.1 million in the six months ended June 30, 2023 compared to the prior year period due primarily to increased functional support costs including upgrades to our enterprise resource planning system, and a reduction in bad debt expense in the prior year period associated with a cash collection of a previously reserved customer receivable partially offset by lower incentive-based compensation costs.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense	$10,555	$19,962	$19,829	$39,145
Effective tax rate	24.4%	23.5%	22.7%	23.4%

The Company’s effective tax rate for the three and six months ended June 30, 2023 and 2022 differed from the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate. Additionally, discrete tax adjustments recorded in the first half of 2023 relating to the vesting of equity compensation and changes in state tax legislation resulted in a net 0.6% increase to the quarterly effective tax rate and a net 0.9% decrease to the year-to-date effective tax rate.

The Company's effective tax rate for the three months ended June 30, 2023 was higher than the prior year period due primarily to state tax legislation changes enacted in the current period that resulted in a 0.7% increase to the Company's quarterly effective tax rate. The Company's effective tax rate for the six months ended June 30, 2023 was lower than the prior year period due primarily to the vesting of equity compensation that resulted in a 1.3% decrease to the Company's effective tax rate in the current year.

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

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$32,728	$65,157	$67,682	$128,230

As a result of the factors described above, Net income was $32.7 million and $67.7 million for the three and six months ended June 30, 2023 as compared to $65.2 million and $128.2 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$32,728	$65,157	$67,682	$128,230
Non-cash stock-based compensation	2,436	2,005	4,449	5,379
Non-cash amortization from acquisitions	532	551	1,064	752
Non-recurring M&A costs	—	—	—	277
Benefit from income taxes relating to reconciling items	(498)	(439)	(933)	(995)
Adjusted Net Income (non-GAAP)	35,198	67,274	72,262	133,643
Interest expense, net	1,954	769	3,221	1,332
Income tax expense - adjusted	11,053	20,401	20,763	40,141
Depreciation and amortization - adjusted	17,580	16,982	34,893	33,474
Adjusted EBITDA (non-GAAP)	$65,785	$105,426	131,139	208,590

Sales	$427,940	$583,736	$828,484	$1,062,809

Adjusted EBITDA Margin * (non-GAAP)	15.4%	18.1%	15.8%	19.6%
* Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$32,728	$65,157	$67,682	$128,230
Adjusted Net Income (non-GAAP)	35,198	67,274	72,262	133,643

Weighted-average number of common shares outstanding - basic	27,494,555	28,168,207	27,547,874	28,183,951
Dilutive effect of equity awards and other stock-based holdings	618,847	1,094,502	800,392	1,132,841
Weighted-average number of common shares outstanding - diluted	28,113,402	29,262,709	28,348,266	29,316,792

EPS - Basic	$1.19	$2.31	$2.46	$4.55
EPS - Diluted	$1.16	$2.23	$2.39	$4.37
Adjusted EPS - Basic (non-GAAP)	$1.28	$2.39	$2.62	$4.74
Adjusted EPS - Diluted (non-GAAP)	$1.25	$2.30	$2.55	$4.56

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2022 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

As of the end of the second quarter of 2023, the Company had approximately $10.5 million of cash on hand with approximately $359 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $110 million to $120 million in 2023 compared to $89 million in 2022, reflecting increased spend due to critical infrastructure, other maintenance, and growth and cost savings projects.

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

The Company made no cash contributions to the defined benefit pension plan during the six months ended June 30, 2023. The Company expects cash contributions of up to $5 million in 2023 and additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of June 30, 2023 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	10.6
February 17, 2023	75.0	75.0
Totals	$225.0	$85.6

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

As of June 30, 2023, the Company has repurchased a total of 5,274,989 shares of common stock life-to-date, including 849,265 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $164.4 million at a weighted average market price of $31.17 per share. As of June 30, 2023, $85.6 million remained available for share repurchases under the current authorization. During the period from July 1, 2023 through July 28, 2023, we repurchased an additional 94,715 shares at a weighted average market price of $36.45 per share primarily under the currently authorized repurchase program.

As of June 30, 2023, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2022 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Since commencement of dividends, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
8/4/2023	8/15/2023	8/29/2023	$0.160	$4.4
5/5/2023	5/16/2023	5/30/2023	$0.145	$4.0
2/17/2023	3/3/2023	3/17/2023	$0.145	$4.0
11/4/2022	11/15/2022	11/29/2022	$0.145	$4.0
8/5/2022	8/16/2022	8/30/2022	$0.145	$4.1
5/6/2022	5/17/2022	5/31/2022	$0.125	$3.5
2/18/2022	3/1/2022	3/15/2022	$0.125	$3.5
9/28/2021	11/9/2021	11/23/2021	$0.125	$3.5

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

With the cessation of LIBOR on June 30, 2023 and subject to the First Amendment to the Credit Agreement, dated as of June 27, 2023, the Eurodollar Rate was replaced with the Adjusted Term SOFR as an alternative benchmark rate for purposes of the Credit Agreement. The transition was effective July 1, 2023. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 1.25% or the sum of an Adjusted Term SOFR rate plus a margin ranging from 1.25% to 2.25%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee in respect of unused commitments under the Revolving Credit Facility, if any, at a rate ranging from 0.15% to 0.35% per annum depending on the Company’s Consolidated Leverage Ratio. As of June 30, 2023, the applicable margin under the Credit Agreement was 0.25% for base rate loans and 1.25% for Adjusted Term SOFR loans and the applicable commitment fee rate was 0.15% per annum.

Substantially all tangible and intangible assets of the Company and its domestic subsidiaries are pledged as collateral to secure the obligations under the Credit Agreement.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at June 30, 2023 and through the date of the filing of this Form 10-Q.

We had a borrowed balance of $115 million under the Revolving Credit Facility at December 31, 2022. We borrowed an incremental net amount of $25 million during the six months ended June 30, 2023, bringing the balance under the Revolving Credit Facility to $140 million, and available credit for use of approximately $359 million as of June 30, 2023. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Six Months Ended June 30,
	2023	2022
Cash provided by (used for):
Operating activities	$36,579	$145,053
Investing activities	(45,928)	(137,456)
Financing activities	(11,100)	(5,400)
Net change in cash and cash equivalents	$(20,449)	$2,197

Cash provided by operating activities decreased by $108.5 million for the six months ended June 30, 2023 versus the prior year period due primarily to (i) a $69.8 million unfavorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) year-over-year largely driven by changes occurring during the six months ended June 30, 2023 and (ii) a $60.5 million decrease in net income. This was partially offset by (i) an $8.6 million favorable cash impact from Other assets and liabilities driven primarily by a reduction in the net pension liability due to previous year cash contributions to the defined benefit pension plan, (ii) an $8.3 million favorable cash impact from Taxes receivable and (iii) a $3.1 million favorable cash impact from accrued liabilities primarily due to lower short-term incentive payments during the six months ended June 30, 2023 compared to the prior year period.

Cash used for investing activities decreased by $91.5 million for the six months ended June 30, 2023 versus the prior year period due primarily to cash paid for the acquisition of U.S. Amines for approximately $97.5 million during the prior year period, and increased cash payments for capital expenditures of approximately $5.1 million during the current year period due primarily to increased spend for critical infrastructure, other maintenance, and growth and cost savings projects.

Cash used for financing activities increased by $5.7 million for the six months ended June 30, 2023 versus the prior year period due primarily to payments for share repurchases of $28.4 million and cash paid for dividends of approximately $8.0 million during the six months ended June 30, 2023 compared to $10.4 million and $7.0 million during the prior year period, respectively, partially offset by net borrowings of $25.0 million during the six months ended June 30, 2023 compared to net borrowings of $11.5 million during the prior year period.

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

The following table summarizes ongoing and expansion capital expenditures:

Six Months Ended June 30, 2023
Capital expenditures in Accounts payable at December 31, 2022	$14,879
Purchases of property, plant and equipment	38,847
Less: Capital expenditures in Accounts payable at June 30, 2023	(9,832)
Cash paid for capital expenditures	$43,894

For 2023, we expect our total capital expenditures to be approximately $110 million to $120 million compared to $89 million in 2022, reflecting increased spend due to critical infrastructure, other maintenance, and growth and cost savings projects. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

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

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the six-month period ended June 30, 2023 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at June 30, 2023, a 25-basis point fluctuation in interest rates for the six months ended June 30, 2023 would have resulted in an increase or decrease to our interest expense of approximately $0.4 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2023, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Philadelphia Air Management Services (“PAMS”) notified the Company in November 2021 of certain alleged violations involving emission control equipment at the Company’s manufacturing facility in Philadelphia, Pennsylvania, which in each case were self-reported by the Company and subsequently corrected. The Company discussed this matter with PAMS and responded to various information requests. In April 2023, the Company and PAMS agreed to a settlement, pursuant to which the Company paid a civil penalty of approximately $62 thousand.

The United States Environmental Protection Agency (“EPA”) and the Company entered into an Administrative Compliance Order on Consent in February 2023 in connection with alleged violations involving the Company’s risk management program at its manufacturing facility in Hopewell, Virginia. The Company is currently implementing an EPA-approved work plan to improve its risk management program at Hopewell. The Company also has entered into discussions with the EPA regarding an Administrative Compliance Order in connection with alleged violations involving the Company’s stormwater and other discharges. These EPA allegations may potentially subject the Company to penalties. Although the outcome of the matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended June 30, 2023. During the quarter ended June 30, 2023, 402,951 shares were purchased under our share repurchase program and 7,911 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2023	(1)	105,573	$38.94	105,028	$96,097,492
May 2023		153,075	35.25	153,075	90,701,265
June 2023	(2)	152,214	35.01	144,848	85,626,238
Total		410,862	$36.11	402,951
(1) Total number of shares purchased includes 545 shares covering tax withholding obligations in connection with the vesting of equity awards
(2) Total number of shares purchased includes 7,366 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period July 1, 2023 through July 28, 2023, we repurchased an additional 94,715 shares at a weighted average market price of $36.45 per share primarily under the currently authorized repurchase program.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 20, 2023).
10.1
First Amendment to Credit Agreement, dated as of June 27, 2023, among AdvanSix Inc., the lenders party thereto and Truist Bank, as administrative agent (with annexed Amended and Restated Credit Agreement)

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

ADVANSIX INC.

Date: August 4, 2023	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer