Form 10-Q
period 2023-09-30
AdvanSix Inc.
filed 2023-11-03
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
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

The Registrant had 26,953,680 shares of common stock, $0.01 par value, outstanding at October 27, 2023.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$322,907	$478,769	$1,151,391	$1,541,578
Costs, expenses and other:
Costs of goods sold	314,785	443,646	1,004,844	1,296,128
Selling, general and administrative expenses	21,585	23,069	70,711	65,120
Interest expense, net	2,075	686	5,296	2,017
Other non-operating (income) expense, net	(5,485)	(1,394)	(6,918)	(1,825)
Total costs, expenses and other	332,960	466,007	1,073,933	1,361,440

Income (loss) before taxes	(10,053)	12,762	77,458	180,138
Income tax expense (benefit)	(2,076)	2,730	17,753	41,876
Net income (loss)	$(7,977)	$10,032	$59,705	$138,262

Earnings per common share
Basic	$(0.29)	$0.36	$2.18	$4.92
Diluted	$(0.29)	$0.35	$2.12	$4.74
Weighted average common shares outstanding
Basic	27,209,521	27,944,494	27,433,851	28,103,255
Diluted	27,209,521	28,889,658	28,193,721	29,173,537

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(7,977)	$10,032	$59,705	$138,262
Foreign exchange translation adjustment	197	(32)	39	(10)
Cash-flow hedges	—	57	(150)	864
Other comprehensive income (loss), net of tax	197	25	(111)	854
Comprehensive income (loss)	$(7,780)	$10,057	$59,594	$139,116

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$22,110	$30,985
Accounts and other receivables – net	144,673	175,429
Inventories – net	229,199	215,502
Taxes receivable	1,498	9,771
Other current assets	16,251	9,241
Total current assets	413,731	440,928
Property, plant and equipment – net	830,399	811,065
Operating lease right-of-use assets	102,267	114,688
Goodwill	56,192	56,192
Intangible assets	46,955	49,242
Other assets	26,910	23,216
Total assets	$1,476,454	$1,495,331

LIABILITIES
Current liabilities:
Accounts payable	$230,547	$272,770
Accrued liabilities	41,302	48,820
Operating lease liabilities – short-term	33,690	37,472
Deferred income and customer advances	2,415	34,430
Total current liabilities	307,954	393,492
Deferred income taxes	161,431	160,409
Operating lease liabilities – long-term	68,875	77,571
Line of credit – long-term	170,000	115,000
Postretirement benefit obligations	3,419	—
Other liabilities	10,290	10,679
Total liabilities	721,969	757,151

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 32,597,015 shares issued and 27,055,067 outstanding at September 30, 2023; 31,977,593 shares issued and 27,446,520 outstanding at December 31, 2022	326	320
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Treasury stock at par (5,541,948 shares at September 30, 2023; 4,531,073 shares at December 31, 2022)	(55)	(45)
Additional paid-in capital	143,965	174,585
Retained earnings	614,557	567,517
Accumulated other comprehensive loss	(4,308)	(4,197)
Total stockholders' equity	754,485	738,180
Total liabilities and stockholders' equity	$1,476,454	$1,495,331
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$59,705	$138,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,337	51,870
Loss on disposal of assets	939	1,303
Deferred income taxes	1,069	8,696
Stock-based compensation	5,840	7,599
Amortization of deferred financing fees	464	464
Operational asset adjustments	(4,472)	—
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	42,185	7,346
Inventories	(14,082)	27
Taxes receivable	8,273	(13,983)
Accounts payable	(47,987)	33,769
Accrued liabilities	(7,787)	(7,666)
Deferred income and customer advances	(32,015)	(188)
Other assets and liabilities	(9,088)	(23,512)
Net cash provided by operating activities	57,381	203,987

Cash flows from investing activities:
Expenditures for property, plant and equipment	(69,025)	(61,010)
Acquisition of businesses	—	(97,456)
Other investing activities	(2,404)	(1,587)
Net cash used for investing activities	(71,429)	(160,053)

Cash flows from financing activities:
Borrowings from line of credit	371,000	354,000
Payments of line of credit	(316,000)	(354,000)
Principal payments of finance leases	(698)	(712)
Dividend payments	(12,354)	(11,083)
Purchase of treasury stock	(37,651)	(23,591)
Issuance of common stock	876	1,046
Net cash (used for) provided by financing activities	5,173	(34,340)

Net change in cash and cash equivalents	(8,875)	9,594
Cash and cash equivalents at beginning of period	30,985	15,100
Cash and cash equivalents at the end of period	$22,110	$24,694

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$21,188	$19,182

Supplemental cash activities:
Cash paid for interest	$4,998	$1,580
Cash paid for income taxes	$7,037	$55,840

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2022	31,977,593	$320	$174,585	$567,517	$(45)	$(4,197)	$738,180

Net Income	—	—	—	34,954	—	—	34,954
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(33)	(33)
Cash-flow hedges	—	—	—	—	—	(150)	(150)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(183)	(183)
Issuance of common stock	555,249	5	617	—	—	—	622
Purchase of treasury stock (333,054 shares)	—	—	(13,496)	—	(3)	—	(13,499)
Stock-based compensation	—	—	2,013	—	—	—	2,013
Dividends	—	—	112	(4,132)	—	—	(4,020)
Balance at March 31, 2023	32,532,842	325	163,831	598,339	(48)	(4,380)	758,067

Net Income	—	—	—	32,728	—	—	32,728
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(125)	(125)
Cash-flow hedges	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	(125)	(125)
Issuance of common stock	45,020	1	122	—	—	—	123
Purchase of treasury stock (410,862 shares)	—	—	(14,881)	—	(5)	—	(14,886)
Stock-based compensation	—	—	2,436	—	—	—	2,436
Dividends	—	—	198	(4,182)	—	—	(3,984)
Balance at June 30, 2023	32,577,862	326	151,706	626,885	(53)	(4,505)	774,359

Net Income (loss)	—	—	—	(7,977)	—	—	(7,977)
Comprehensive income							—
Foreign exchange translation adjustments	—	—	—	—	—	197	197
Cash-flow hedges	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	197	197
Issuance of common stock	19,153	—	131	—	—	—	131
Purchase of treasury stock (266,959 shares)	—	—	(9,264)	—	(2)	—	(9,266)
Stock-based compensation	—	—	1,391	—	—	—	1,391
Dividends	—	—	1	(4,351)	—	—	(4,350)
Balance at September 30, 2023	32,597,015	$326	$143,965	$614,557	$(55)	$(4,308)	$754,485

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2023 and 2022 were September 30, 2023 and October 1, 2022, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at September 30, 2023 and December 31, 2022 aggregated to $5.0 million and $9.0 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

The Company was party to three transactions during the third quarter of 2023: (i) exit from its alliance with Oben Holding Group S.A. resulting in a pre-tax gain of approximately $11.4 million, (ii) notification from a licensee of certain legacy ammonium sulfate technology assets operated at the licensee’s fertilizer manufacturing facility, that it intends to close its facility no later than August 2024, resulting in a non-cash, pre-tax charge of approximately $4.5 million and (iii) a strategic decision to exit production of certain low-margin oximes products resulting in a non-cash, pre-tax charge of approximately $2.4 million. Each of these transactions, totaling a net pre-tax gain of approximately $4.5 million, was recorded during the third quarter of 2023 and included as a component of Other non-operating (income) expense, net on the Condensed Consolidated Statements of Operations and a non-cash transaction on the Condensed Consolidated Statements of Cash Flows.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of September 30, 2023 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	1.6
February 17, 2023	75.0	75.0
Totals	$225.0	$76.6

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

As of September 30, 2023, the Company has repurchased a total of 5,541,948 shares of common stock, including 854,340 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $173.6 million at a weighted average market price of $31.33 per share. As of September 30, 2023, $76.6 million remained available for share repurchases under the current authorization. During the period October 1, 2023 through October 27, 2023, the Company repurchased an additional 101,387 shares at a weighted average market price of $29.07 per share primarily under the current authorized repurchase program.

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

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in approximately 40 countries across a wide variety of industries. For the three months ended September 30, 2023 and 2022, the Company's ten largest customers accounted for approximately 41% and 43% of total sales, respectively. For the nine months ended September 30, 2023 and 2022, the Company's ten largest customers accounted for approximately 39% and 39% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended September 30, 2023 and 2022, the Company's sales to Shaw were 12% and 16% of our total sales, respectively. For the nine months ended September 30, 2023 and 2022, the Company's sales to Shaw were 11% and 12% of our total sales, respectively.

The Company's revenue by product line, and related approximate percentage of total sales, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Nylon	$86,056	27%	$141,017	29%	$278,381	24%	$391,731	25%
Caprolactam	68,794	21%	90,818	19%	215,867	19%	247,992	16%
Chemical Intermediates	83,460	26%	115,268	24%	298,333	26%	409,568	27%
Ammonium Sulfate	84,597	26%	131,666	28%	358,810	31%	492,287	32%
Total	$322,907	100%	$478,769	100%	$1,151,391	100%	$1,541,578	100%
The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
United States	$264,858	82%	$393,447	82%	$953,392	83%	$1,290,621	84%
International	58,049	18%	85,322	18%	197,999	17%	250,957	16%
Total	$322,907	100%	$478,769	100%	$1,151,391	100%	$1,541,578	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the nine months ended September 30, 2023:

Opening balance January 1, 2023	$34,430
Additional cash advances	7,307
Less amounts recognized in revenues	(39,322)
Ending balance September 30, 2023	$2,415
The Company expects to recognize as revenue the September 30, 2023 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income (loss) divided by the basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three and nine months ended September 30, 2023 and 2022 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic
Net income (loss)	$(7,977)	$10,032	$59,705	$138,262
Weighted average common shares outstanding	27,209,521	27,944,494	27,433,851	28,103,255
EPS – Basic	$(0.29)	$0.36	$2.18	$4.92
Diluted
Dilutive effect of equity awards and other stock-based holdings	—	945,164	759,870	1,070,282
Weighted average common shares outstanding	27,209,521	28,889,658	28,193,721	29,173,537
EPS – Diluted	$(0.29)	$0.35	$2.12	$4.74

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options and stock equivalents	498,652	227,144	447,950	156,418

Dividend activity for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash dividends declared per share	$0.16	$0.145	$0.465	$0.395
Aggregate dividends paid to shareholders	$4,349	$4,051	$12,354	$11,083

5. Accounts and Other Receivables – Net

	September 30, 2023	December 31, 2022
Accounts receivables	$134,664	$171,923
Other	10,987	4,100
Total accounts and other receivables	145,651	176,023
Less – allowance for doubtful accounts	(978)	(594)
Total accounts and other receivables – net	$144,673	$175,429

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	September 30, 2023	December 31, 2022
Raw materials	$133,103	$126,060
Work in progress	64,368	64,669
Finished goods	97,310	60,711
Spares and other	30,730	28,892
	325,511	280,332
Reduction to LIFO cost basis	(96,312)	(64,830)
Total inventories	$229,199	$215,502

Substantially all of the Company’s inventories at September 30, 2023 and December 31, 2022 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 9% was valued at average cost using the first-in, first-out (“FIFO”) method at September 30, 2023.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $61.4 million and $58.2 million at September 30, 2023 and December 31, 2022, respectively.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$237	$229	$675	$703
Interest on lease liabilities	28	15	69	37
Total finance lease cost	265	244	744	740
Operating lease cost	12,032	11,711	34,873	32,321
Short-term lease cost	1,572	1,541	4,109	4,091
Total lease cost	$13,869	$13,496	$39,726	$37,152

As of September 30, 2023, we have additional operating leases that have not yet commenced for approximately $1.4 million. These leases will commence during December 2023 and January 2024 with lease terms of up to 7 years.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the nine months ended September 30, 2023.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(3,283)	$33,537	$36,820	$(1,854)	$34,966
Licenses	18,451	(5,766)	12,685	18,451	(5,074)	13,377
Trade names	1,100	(367)	733	1,100	(201)	899
Total	$56,371	$(9,416)	$46,955	$56,371	$(7,129)	$49,242

For each of the three months ended September 30, 2023 and September 30, 2022, the Company recorded amortization expense on intangible assets of $0.8 million. For the nine months ended September 30, 2023 and September 30, 2022, the Company recorded amortization expense on intangible assets of $2.3 million and $2.0 million, respectively.

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

10. Income Taxes

The (benefit) provision for income taxes was ($2.1 million) and $2.7 million for the three months ended September 30, 2023 and 2022, respectively, resulting in an effective tax rate of 20.7% and 21.4%, respectively. The provision for income taxes was $17.8 million and $41.9 million for the nine months ended September 30, 2023 and 2022, respectively, resulting in an effective tax rate of 22.9% and 23.2%, respectively.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and nine months ended September 30, 2023 and 2022 differed from the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations, offset by tax credits and the foreign-derived intangible income deduction. Additionally for 2023, discrete tax adjustments relating to the vesting of equity compensation, changes in state tax legislation and return to provision adjustments related to the filing of the Company's 2022 U.S. federal income tax return resulted in a net 4.4% increase to the quarterly effective tax rate and a net 1.6% decrease to the year-to-date effective tax rate.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at September 30, 2023 or December 31, 2022. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At September 30, 2023 and 2022, we had no financial contracts related to forward commodity agreements.

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

	Asset (Liability) Derivatives
	September 30, 2023		December 31, 2022

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments under ASC 815:

Interest Rate Contracts	Accounts and other receivables, net	$—	Accounts and other receivables, net	$197
Total Derivatives		$—		$197

The following table summarizes adjustments related to cash flow hedge included in Cash-flow hedges, in the Condensed Consolidated Statements of Comprehensive Income:

September 30, 2023
Gain on derivative instruments included in Accumulated other comprehensive loss at December 31, 2022	$197
Fair value adjustment	(197)
Gain (Loss) on derivative instruments included in Accumulated other comprehensive loss at September 30, 2023	$—

At September 30, 2023, the Company expects no reclassifications of net gains or losses on derivative instruments from Accumulated other comprehensive income ("AOCI") to earnings during the next 12 months as the interest rate swap agreement matured on February 21, 2023. The following table summarizes the reclassification of net (gains) losses on derivative instruments from AOCI into earnings:

	Amount of (Gain) Loss Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives:
Interest Rate Contracts	$—	$(256)	$—	$(375)
Total Derivatives	$—	$(256)	$—	$(375)

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

The total amount due to the financial intermediaries to settle supplier invoices under the supplier finance programs was approximately $17 million as of September 30, 2023 and December 31, 2022. These amounts outstanding are included in Accounts payable.

15. Subsequent Events

As announced on November 3, 2023, the Board declared a quarterly cash dividend of $0.160 per share on the Company's common stock, payable on November 28, 2023 to stockholders of record as of the close of business on November 14, 2023.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally; the potential effects of inflationary pressures, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of the conflict between Russia and Ukraine, the conflict in Israel and Gaza and the possible expansion of such conflicts; the effect of the foregoing on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks, data privacy incidents and disruptions to our technology infrastructure; risks associated with employees working remotely or operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics, geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2022 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

•Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce nylon fibers, films and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of September 30, 2023.

•Chemical Intermediates – We manufacture, market and sell a number of other chemical intermediate products that are derived from the manufacturing processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of adhesives, paints, coatings, solvents, herbicides and engineered plastic resins. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene (“AMS”), cyclohexanone, 2-pentanone oxime, cyclohexanol, sulfuric acid, ammonia and carbon dioxide. With the acquisition of U.S. Amines Limited (“U.S. Amines”), we now produce alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals.

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of September 30, 2023. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

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

Recent Developments

Business Operations

In the second quarter of 2019, the Company entered into an alliance with Oben Holding Group S.A. (“Oben”), a third-party producer of films for the flexible packaging industry. On September 8, 2023, the Company entered into an agreement to exit its alliance with Oben. The exit of the alliance provides a termination fee payable by Oben to AdvanSix in exchange for full transition of AdvanSix’s share of the alliance. The Company recorded a gain of $11.4 million in the third quarter of 2023. The gain represents management’s estimate of the value of the termination fee, which is calculated based upon a formula that takes into account a combination of historical and future performance, and is included as a component of Other non-operating (income) expense, net. Approximately 60% of the termination fee is subject to change as it is based on an estimate of future performance. This fee is payable in 3 installments, with the first installment of $4.4 million received in the fourth quarter of 2023. Subsequent installments are expected to be paid in the third quarters of 2024 and 2025.

On September 21, 2023, the Company was notified by a licensee of certain legacy ammonium sulfate fertilizer technology assets operated at the licensee's fertilizer manufacturing facility that it intends to close its facility no later than August 2024. As a result, the Company recognized a non-cash, pre-tax charge related to the assets located at the licensee's facility of approximately $4.5 million in the third quarter of 2023. The charge is included as a component of Other non-operating (income) expense, net. The remaining asset balance of $2.6 million, an amount equal to the cash-flows expected to be received through the end of the contract, will be depreciated through August 2024.

During the third quarter of 2023, the Company made a strategic decision to cease production of certain low-margin products in the oximes family. The Company incurred an approximately $2.4 million unfavorable impact to pre-tax income during the third quarter of 2023 primarily as a result of a non-cash write-down of the assets associated with these products.

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
Hopewell, VA Collective Bargaining Agreements

On April 7, 2023, the Company issued a press release announcing that a labor strike had been initiated by the Hopewell South bargaining unit, consisting of the International Chemical Workers Union Council/the United Food and Commercial Workers, Local 591-C, the International Brotherhood of Electrical Workers, Local 666, the International Association of Machinists and Aerospace Workers, Local No. 10, and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry, Local 851, affecting approximately 340 workers at the Company’s manufacturing facility in Hopewell, Virginia. The Company had robust contingency measures in place and was well prepared to support safe, stable and sustainable operations during this period. On May 8, 2023, the Company announced that the Hopewell South bargaining unit voted to ratify a new five-year collective bargaining agreement and that Hopewell South employees would return to work on May 10, 2023. The strike did not have a material impact on the Company’s results of operations.

On September 29, 2023, the Company’s Hopewell North bargaining unit, represented by the United Steelworkers, ratified a new five-year labor agreement in advance of the prior agreement’s anticipated expiration date of October 4, 2023. The ratified labor agreement affects approximately 130 workers at the Company’s manufacturing facility in Hopewell, Virginia.

Dividends

During 2023, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share
11/3/2023	11/14/2023	11/28/2023	$0.160
8/4/2023	8/15/2023	8/29/2023	$0.160
5/5/2023	5/16/2023	5/30/2023	$0.145
2/17/2023	3/3/2023	3/17/2023	$0.145

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$322,907	$478,769	$1,151,391	$1,541,578
% change compared with prior year period	(32.6)%		(25.3)%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Volume	(1.0)%	(3.6)%
Price	(31.6)%	(22.5)%
Acquisition	—%	0.8%
	(32.6)%	(25.3)%

Sales decreased in the three months ended September 30, 2023 compared to the prior year period by $155.9 million (approximately 33%) due to (i) net unfavorable market-based pricing (approximately 24%) primarily reflecting reduced ammonium sulfate pricing amid lower raw material input costs and a more stable global nitrogen supply environment, as well as lower nylon pricing due to unfavorable supply and demand conditions, (ii) lower raw material pass-through pricing (approximately 8%) as a result of a net cost decrease in benzene and propylene (inputs to cumene which is a key feedstock to our products) and (iii) a decrease in sales volume (approximately 1%).

Sales decreased in the nine months ended September 30, 2023 compared to the prior year period by $390.2 million (approximately 25%) due to (i) net unfavorable market-based pricing (approximately 16%) primarily reflecting reduced ammonium sulfate pricing amid lower raw material input costs and a more stable global nitrogen supply environment, as well as lower nylon pricing due to unfavorable supply and demand conditions, (ii) unfavorable raw material pass-through pricing

(approximately 6%) as a result of a net cost decrease in benzene and propylene (inputs to cumene which is a key feedstock to our products) and (iii) decreased sales volume (approximately 3%) driven primarily by chemical intermediates, partially offset by the acquisition of U.S. Amines (approximately 1%).

Costs of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Costs of goods sold	$314,785	$443,646	$1,004,844	$1,296,128
% change compared with prior year period	(29.0)%		(22.5)%
Gross Margin percentage	2.5%	7.3%	12.7%	15.9%

Costs of goods sold decreased in the three months ended September 30, 2023 compared to the prior year period by $128.9 million (approximately 29%) due to (i) decreased prices of raw materials (approximately 24%) and (ii) a decrease in plant spend driven primarily by lower planned plant turnaround expenses and natural gas utility costs (approximately 5%).

Costs of goods sold decreased in the nine months ended September 30, 2023 compared to the prior year period by $291.3 million (approximately 22%) due to (i) decreased prices of raw materials (approximately 20%), (ii) lower sales volume (approximately 3%) and (iii) a decrease due to lower planned plant turnaround expenses (approximately 1%), partially offset by the impact of the U.S. Amines acquisition (approximately 1%).

Gross margin percentage decreased in the three months ended September 30, 2023 compared to the prior year period (approximately 5%) due primarily to (i) the impact of market-based pricing, net of raw material costs (approximately 10%) and (ii) the net impact of lower sales volume and changes in sales mix (approximately 2%) partially offset by (i) lower planned plant turnaround expenses and natural gas utility costs (approximately 6%) and (ii) lower functional support costs (approximately 1%).

Gross margin percentage decreased in the nine months ended September 30, 2023 compared to the prior year period (approximately 3%) due primarily to the impact of market-based pricing, net of raw material costs (approximately 3%).

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative expenses	$21,585	$23,069	$70,711	$65,120
Percentage of Sales	6.7%	4.8%	6.1%	4.2%

Selling, general and administrative expenses decreased by $1.5 million in the three months ended September 30, 2023 compared to the prior year period due to lower incentive-based compensation expense and reduction in IT and other functional support costs.

Selling, general and administrative expenses increased by $5.6 million in the nine months ended September 30, 2023 compared to the prior year period due primarily to increased functional support costs including upgrades to our enterprise resource planning system, costs associated with pursuing the business interruption insurance claim in connection with the June 2019 shutdown of cumene supplier, Philadelphia Energy Solutions, and a reduction in bad debt expense in the prior year period associated with a cash collection of a previously reserved customer receivable partially offset by lower incentive-based compensation costs.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense (benefit)	$(2,076)	$2,730	$17,753	$41,876
Effective tax rate	20.7%	21.4%	22.9%	23.2%

The Company’s effective tax rate for the three and nine months ended September 30, 2023 and 2022 differed from the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations, offset by tax credits and the foreign-derived intangible income deduction. Additionally in 2023, discrete tax adjustments relating to the vesting of equity compensation, changes in state tax legislation and return to provision adjustments related to the filing of the Company's 2022 U.S. federal income tax return resulted in a net 4.4% increase to the quarterly effective tax rate and a net 1.6% decrease to the year-to-date effective tax rate.

The Company's effective tax rate for the three months ended September 30, 2023 slightly differed from the prior period due primarily to changes in state taxes, including the impact of state rate changes, additional tax credits, and a decrease in the foreign-derived intangible income deduction. The Company's effective tax rate for the nine months ended September 30, 2023 approximated the prior year.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a corporate alternative minimum tax (CAMT) on adjusted financial statement income of certain large corporations and a 1% excise tax on share repurchases. The Company is not currently subject to the CAMT which became effective for tax years beginning after December 31, 2022. The 1% excise tax is generally applicable to publicly traded corporations for the net value of certain stock that the corporation repurchases during the year and is also effective for tax years beginning after December 31, 2022. The impact of any excise tax imposed on the Company for share repurchases is generally accounted for as an equity transaction with no consequences to the Company's results of operations, and this provision of the law is not expected to have a material impact on the Company's financial condition. The IRA also includes significant extensions, expansions and enhancements related to climate and energy tax credits designed to encourage investment in the adoption and expansion of renewable and alternative energy sources. The Company continues to evaluate these energy credit provisions of the law in relation to our sustainability and environmental, social and governance initiatives.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(7,977)	$10,032	$59,705	$138,262

As a result of the factors described above, Net income (loss) was ($8.0) million and $59.7 million for the three and nine months ended September 30, 2023 as compared to $10.0 million and $138.3 million in the corresponding prior year period.

Non-GAAP Measures
(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income (Loss) and Adjusted Earnings Per Share. Adjusted EBITDA is defined as Net income (loss) before Interest, Income taxes, Depreciation and amortization, Non-cash stock-based compensation, Non-recurring, unusual or extraordinary expenses, Non-cash amortization from acquisitions and One-time merger and acquisition costs. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by Sales. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that management believes do not reflect the Company’s ongoing operations.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (loss)	$(7,977)	$10,032	$59,705	$138,262
Non-cash stock-based compensation	1,391	2,220	5,840	7,599
Non-recurring, unusual or extraordinary expenses (income) *	(4,472)	—	(4,472)	—
Non-cash amortization from acquisitions	532	532	1,596	1,284
Non-recurring M&A costs	—	—	—	277
Expense (benefit) from income taxes relating to reconciling items	776	(466)	(157)	(1,461)
Adjusted Net Income (loss) (non-GAAP)	(9,750)	12,318	62,512	145,961
Interest expense, net	2,075	686	5,296	2,017
Income tax expense (benefit) - Adjusted	(2,852)	3,196	17,911	43,337
Depreciation and amortization - Adjusted	17,848	17,113	52,741	50,586
Adjusted EBITDA (non-GAAP)	$7,321	$33,313	138,460	241,901

Sales	$322,907	$478,769	$1,151,391	$1,541,578

Adjusted EBITDA Margin** (non-GAAP)	2.3%	7.0%	12.0%	15.7%

* Includes a pre-tax gain of approximately $11.4 million related to the Company's exit from the Oben alliance, the unfavorable impact to pre-tax income of approximately $4.5 million associated with a licensee of certain legacy ammonium sulfate fertilizer technology assets closing its facility, and the unfavorable impact to pre-tax income of approximately $2.4 million from the exit of certain low-margin oximes products.
** Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (loss)	$(7,977)	$10,032	$59,705	$138,262
Adjusted Net Income (loss) (non-GAAP)	(9,750)	12,318	62,512	145,961

Weighted-average number of common shares outstanding - basic	27,209,521	27,944,494	27,433,851	28,103,255
Dilutive effect of equity awards and other stock-based holdings	—	945,164	759,870	1,070,282
Weighted-average number of common shares outstanding - diluted	27,209,521	28,889,658	28,193,721	29,173,537

EPS - Basic	$(0.29)	$0.36	$2.18	$4.92
EPS - Diluted	$(0.29)	$0.35	$2.12	$4.74
Adjusted EPS - Basic (non-GAAP)	$(0.36)	$0.44	$2.28	$5.19
Adjusted EPS - Diluted (non-GAAP)	$(0.36)	$0.43	$2.22	$5.00

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

As of the end of the third quarter of 2023, the Company had approximately $22.1 million of cash on hand with approximately $329 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $115 million in 2023 compared to $89 million in 2022, reflecting increased spend due to critical infrastructure, other maintenance, and growth and cost savings projects.

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

The Company made no cash contributions to the defined benefit pension plan during the nine months ended September 30, 2023 and does not expect to make cash contributions during the fourth quarter of 2023. Additional contributions may be made in future years sufficient to satisfy pension funding requirements in those periods.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of September 30, 2023 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	1.6
February 17, 2023	75.0	75.0
Totals	$225.0	$76.6

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

As of September 30, 2023, the Company has repurchased a total of 5,541,948 shares of common stock life-to-date, including 854,340 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $173.6 million at a weighted average market price of $31.33 per share. As of September 30, 2023, $76.6 million remained available for share repurchases under the current authorization. During the period from October 1, 2023 through October 27, 2023, we repurchased an additional 101,387 shares at a weighted average market price of $29.07 per share primarily under the currently authorized repurchase program.

As of September 30, 2023, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2022 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Since commencement of dividends, the Company has declared dividends as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
11/3/2023	11/14/2023	11/28/2023	$0.160	$4.3
8/4/2023	8/15/2023	8/29/2023	$0.160	$4.4
5/5/2023	5/16/2023	5/30/2023	$0.145	$4.0
2/17/2023	3/3/2023	3/17/2023	$0.145	$4.0
11/4/2022	11/15/2022	11/29/2022	$0.145	$4.0
8/5/2022	8/16/2022	8/30/2022	$0.145	$4.1
5/6/2022	5/17/2022	5/31/2022	$0.125	$3.5
2/18/2022	3/1/2022	3/15/2022	$0.125	$3.5
9/28/2021	11/9/2021	11/23/2021	$0.125	$3.5

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

Credit Agreement

On September 30, 2016, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the "Original Credit Agreement"), which was amended on February 21, 2018 pursuant to Amendment No. 1 to the Original Credit Agreement (the "First Amended and Restated Credit Agreement"), and further amended on February 19, 2020 pursuant to Amendment No. 2 to the First Amended and Restated Credit Agreement (after giving effect to the Second Amendment, the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement had a five-year term with a scheduled maturity date of February 21, 2023.

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

With the cessation of LIBOR on June 30, 2023 and subject to the First Amendment to the Credit Agreement, dated as of June 27, 2023, the Eurodollar Rate was replaced with the Adjusted Term SOFR as an alternative benchmark rate for purposes of the Credit Agreement. The transition was effective July 1, 2023. Borrowings under the Credit Agreement bear interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 1.25% or the sum of an Adjusted Term SOFR rate plus a margin ranging from 1.25% to 2.25%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee in respect of unused commitments under the Revolving Credit Facility, if any, at a rate ranging from 0.15% to 0.35% per annum depending on the Company’s Consolidated Leverage Ratio. In conjunction with the cessation of LIBOR, as of July 1, 2023, the applicable margin under the Credit Agreement was 0.25% for base rate loans and 1.25% for Adjusted Term SOFR loans and the applicable commitment fee rate was 0.15% per annum.

Substantially all tangible and intangible assets of the Company and its domestic subsidiaries are pledged as collateral to secure the Company's obligations under the Credit Agreement.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at September 30, 2023 and through the date of the filing of this Form 10-Q.

We had a borrowed balance of $115 million under the Revolving Credit Facility at December 31, 2022. We borrowed an incremental net amount of $55 million during the nine months ended September 30, 2023, bringing the balance under the Revolving Credit Facility to $170 million, and available credit for use of approximately $329 million as of September 30, 2023. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Nine Months Ended September 30,
	2023	2022
Cash provided by (used for):
Operating activities	$57,381	$203,987
Investing activities	(71,429)	(160,053)
Financing activities	5,173	(34,340)
Net change in cash and cash equivalents	$(8,875)	$9,594

Cash provided by operating activities decreased by $146.6 million for the nine months ended September 30, 2023 versus the prior year period due primarily to (i) a $92.9 million unfavorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) with a $51.9 million unfavorable cash impact from working capital for the nine months ended September 30, 2023 compared to a $41.0 million favorable cash impact in the prior year period, primarily due to the timing of payments and lower raw material prices in accounts payable of $81.8 million and the unfavorable impact of customer advances of $32.0 million driven by the unwinding of ammonium sulfate pre-buy advances and (ii) a $78.6 million decrease in net income. This was partially offset by (i) a $22.3 million favorable cash impact from Taxes receivable and (ii) a $14.4 million favorable cash impact from Other assets and liabilities driven primarily by a reduction in the net pension liability due to previous year cash contributions to the defined benefit pension plan during the nine months ended September 30, 2023 compared to the prior year period.

Cash used for investing activities decreased by $88.6 million for the nine months ended September 30, 2023 versus the prior year period due primarily to cash paid for the acquisition of U.S. Amines for approximately $97.5 million during the prior year period offset by increased cash payments for capital expenditures of approximately $8.0 million during the current year period due primarily to increased spend for critical infrastructure, other maintenance, and growth and cost savings projects.

Cash used for financing activities decreased by $39.5 million for the nine months ended September 30, 2023 versus the prior year period due primarily to payments for share repurchases of $37.7 million and cash paid for dividends of approximately $12.4 million during the nine months ended September 30, 2023 compared to $23.6 million and $11.1 million during the prior year period, respectively, partially offset by net borrowings of $55.0 million during the nine months ended September 30, 2023 compared to net borrowings of $0, where incremental borrowings equaled incremental repayments, during the prior year period.

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

The following table summarizes ongoing and expansion capital expenditures:

Nine Months Ended September 30, 2023
Capital expenditures in Accounts payable at December 31, 2022	$14,879
Purchases of property, plant and equipment	75,334
Less: Capital expenditures in Accounts payable at September 30, 2023	(21,188)
Cash paid for capital expenditures	$69,025

For 2023, we expect our total capital expenditures to be approximately $115 million compared to $89 million in 2022, reflecting increased spend due to critical infrastructure, other maintenance, and growth and cost savings projects. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

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

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the nine-month period ended September 30, 2023 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at September 30, 2023, a 25-basis point fluctuation in interest rates for the nine months ended September 30, 2023 would have resulted in an increase or decrease to our interest expense of approximately $0.4 million.

See “Note 12. Derivative and Hedging Instruments” to the Condensed Consolidated Financial Statements, included in Part I. Item 1 of this Form 10-Q, for a discussion relating to credit and market, commodity price and interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been, or will be, detected.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2023, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended September 30, 2023. During the quarter ended September 30, 2023, 261,884 shares were purchased under our share repurchase program and 5,075 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2023		97,215	$36.54	97,215	$82,074,017
August 2023	(1)	77,483	35.34	72,408	79,503,677
September 2023		92,261	31.26	92,261	76,619,954
Total		266,959	$34.37	261,884
(1) Total number of shares purchased includes 5,075 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period October 1, 2023 through October 27, 2023, we repurchased an additional 101,387 shares at a weighted average market price of $29.07 per share primarily under the currently authorized repurchase program.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

ADVANSIX INC.

Date: November 3, 2023	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer