Form 10-K
period 2023-12-31
AdvanSix Inc.
filed 2024-02-16
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $929 million as of June 30, 2023. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.

There were 26,700,024 shares of common stock outstanding at February 2, 2024.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 13, 2024.

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

Description of Business

AdvanSix Inc. is a diversified chemistry company playing a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients and chemical intermediates, guided by our core values of Safety, Integrity, Accountability and Respect. Our four key product lines are as follows:

•Nylon Solutions
◦Nylon – We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. Nylon 6 is a polymer resin which is a synthetic material used by our customers to produce fibers, filaments, engineered plastics and films that, in turn, are used in such end-products as carpets, automotive and electric components, sports apparel, food packaging and other industrial applications.

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of December 31, 2023.

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of December 31, 2023. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

•Chemical Intermediates – We manufacture, market and sell a number of other chemical intermediate products that are derived from the manufacturing processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of adhesives, paints, coatings, solvents, herbicides and engineered plastic resins. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene ("AMS"), cyclohexanone, 2-pentanone oxime, cyclohexanol, sulfuric acid, ammonia and carbon dioxide. With the acquisition of U.S. Amines Limited ("U.S. Amines"), we also produce alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals.

Each of these product lines represented the following approximate percentage of total sales:

	Years Ended December 31,
	2023	2022	2021
Nylon	23%	25%	25%
Caprolactam	19%	16%	19%
Ammonium Sulfate	29%	33%	24%
Chemical Intermediates	29%	26%	32%
	100%	100%	100%

The following charts illustrate the distribution of our sales by product line and by region, measured by the destination of each sale, for the year ended December 31, 2023:
For information concerning revenues and assets by geographic region, see “Note 3. Revenue” to our Consolidated Financial Statements included in Item 8 of this Form 10-K, which is incorporated herein by reference.

Our manufacturing process is vertically integrated. We use cumene, a chemical compound produced from benzene and propylene, to manufacture phenol, acetone and AMS at our Frankford, Pennsylvania plant. The majority of the phenol we manufacture is further processed at our Hopewell facility through an integrated series of unit operations, which also consume natural gas and sulfur, to primarily produce caprolactam and ammonium sulfate. In 2023, approximately 55% of the caprolactam we produced at our facility in Hopewell, Virginia was shipped to our facility in Chesterfield, Virginia where it was polymerized into Aegis® Nylon 6 resins. During 2022, AdvanSix acquired U.S. Amines, which has two manufacturing facilities located in Bucks, Alabama and Portsmouth, Virginia.

| Input | PRECURSOR | PLANT DETAILS | | EXTERNAL SALES |
|---|---|---|---|---|
| Cumene | Frankford Plant | * Second largest producer of Phenol and Acetone in North America | Annual Capacity<br>* 1.1 billion pounds Phenol<br>* 680 million pounds Acetone | Phenol<br>Acetone<br>Alpha-Methylstyrene |
| | Phenol | | | |
| Sulfur<br>Natural Gas | Hopewell Plant | * One of the world's largest single-site producers of Caprolactam<br>* The world's largest single-site producer of Ammonium Sulfate Fertilizer | Annual Capacity<br>* 805 million pounds Caprolactam<br>* 3.4 billion pounds Ammonium Sulfate<br>* 1.2 billion pounds Sulfuric Acid<br>* 1.3 billion pounds Ammonia | Flake & Molten Caprolactam<br>Sulf-N® Ammonium Sulfate<br>Packaged Ammonium Sulfate<br>Nadone® Cyclohexanone<br>Nadone® Cyclohexanol<br>Oximes |
| | Caprolactam | | | |
| | Chesterfield Plant | * One of North America's largest sites for Nylon 6 production<br>* Resins in wide range of viscosities and specifications | Annual Capacity<br>* 440 million pounds Nylon 6 Resin | Aegis® Nylon 6 Resins |
| | <u>U.S. Amines</u><br>- Bucks Plant<br>- Portsmouth Plant | * A leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals. | | Range of alkyl and specialty amines |

Our integrated manufacturing process, our scale and the quantity and range of our products make us one of the most reliable and efficient manufacturers in our industry. We consistently focus on and invest in improving production yields from our various manufacturing processes to build on our leading cost position. Our logistics infrastructure enables a reliable intra-plant supply chain and consistent and timely delivery to our customers. In addition, we strive to understand the product applications and end-markets into which our products are sold, which helps us upgrade the quality, chemical properties and packaging of our products in ways which enable us to attract price premiums and greater demand. In February 2022, we successfully completed our second acquisition with the U.S. Amines purchase, adding alkly and allyl amine chemistry to our value chains.

We serve approximately 400 customers globally located in approximately 50 countries. For the years ended December 31, 2023, 2022 and 2021, we had sales of $1,534 million, $1,946 million and $1,685 million with net income of $55 million, $172 million and $140 million, respectively. For the years ended December 31, 2023, 2022 and 2021, our international sales were $284 million, $323 million and $302 million, respectively.

AdvanSix is a single operating segment and a single reportable segment, operating through five U.S.-based manufacturing sites located in Frankford, Pennsylvania, Hopewell, Chesterfield and Portsmouth, Virginia and Bucks, Alabama. The Company's headquarters is located in Parsippany, New Jersey.

Competitive Strengths

Low-Cost Position Driven by Integrated Manufacturing Footprint, Large Scale, Favorable Geographical Location, and High Utilization Rates. Our vertically integrated manufacturing facilities, scale, access to lower cost raw materials, and high plant utilization rates help us maintain our position as the world's lowest cost producer of caprolactam. First, we are vertically integrated into several key feedstock materials necessary to produce caprolactam, particularly phenol, ammonia and oleum/sulfuric acid, which we believe is a unique advantage in our industry. Our integration allows us to remain flexible, while optimizing sales from our diverse portfolio of products. Second, we operate one of the world’s largest single-site caprolactam and ammonium sulfate production facilities, which is a competitive advantage in our globally, fragmented industry. Our scale provides operating and purchasing leverage and the opportunity to achieve stronger business performance than our competitors in several ways. Most fundamentally, it enables us to spread fixed and overhead costs across more pounds of production, thereby enabling us to produce caprolactam at a lower per pound cost than our competitors. Third, the location of our manufacturing operations in the United States affords us access to low-cost natural gas, which is a key raw material needed to manufacture the ammonia used in the production of caprolactam and ammonium sulfate as well as the source of energy for our manufacturing operations. By contrast, a significant number of our competitors are in geographic locations where energy prices are currently substantially higher. Our footprint also provides access to a number of higher value end markets across our product lines. Finally, our long-term customer relationships and contracts enable us to maintain high plant utilization rates, which, along with our size and scale, serves to retain and attract customers who prioritize security of supply.

Diverse Revenue Sources from the Sale of Ammonium Sulfate Fertilizer, Acetone and Other Chemical Intermediates. Due to our specific chemical manufacturing processes, vertical integration and scale, we produce ammonium sulfate fertilizer, acetone and a wide range of other chemical intermediates that enable us to diversify our revenue sources. Most significantly, for every pound of caprolactam produced, we produce approximately four pounds of ammonium sulfate, a fertilizer used by farmers around the world. For many decades, we have employed agronomists to educate growers and retailers in the Americas on the yield value of using ammonium sulfate fertilizer on key crops including corn, wheat, coffee, sugar, cotton and rice. We have initiated a program to educate growers and retailers on the yield benefit of ammonium sulfate fertilizer on soybeans and to generate on-farm research results that support this crop management practice. Traditionally grown as a less resource intensive alternative to corn, we see soybeans as a potential growth area for nitrogen and sulfur fertilizers as researchers continue to better understand the yield increases that growers can realize by fertilizing soybean crops with these two nutrients. We have also diversified and optimized our ammonium sulfate-based offerings to include a spray-grade adjuvant to support crop protection, as well as other specialty fertilizers and products for industrial use. Sales of ammonium sulfate in 2023 were $441 million and represented 29% of our total sales. We are among the most significant suppliers of acetone to a variety of end-markets in North America. Sales of acetone in 2023 were approximately $203 million and represented 13% of our total sales. In addition to ammonium sulfate and acetone, other products from our manufacturing process include high-purity phenol, AMS, cyclohexanone, oximes, cyclohexanol, sulfuric acid, ammonia and carbon dioxide. The diversity of our sales portfolio helps to mitigate, to some extent, the cyclicality in our end-markets. Currently, we not only have leading positions across these diverse product lines but are also aligned to several favorable macro trends that are supporting growth across the portfolio including urbanization and aging infrastructure, digital transformation, global food production and resource scarcity, and a shift to green and performance chemicals. In addition, our acquisition of U.S. Amines in 2022 enables further diversification into agrochemical intermediates, water treatment and pharmaceuticals.

Global Reach. Our cost position, business model, and sales and marketing capabilities enable us to compete globally where nylon resin, caprolactam, ammonium sulfate and chemical intermediates are consumed. In 2023, approximately 18% of our sales were outside the United States. Our freight and logistics capabilities and terminal locations position us well to serve global markets, including the dock and loading facility at our Hopewell facility which serves ocean-going dry-bulk freight vessels. Our global reach enables us to arbitrage geographic price variations to ensure we are receiving the highest value for our products.

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

Enhancing Portfolio Resiliency. Our diverse portfolio serves us well particularly during times of uncertainty. Supplementing our exposure to diverse end-use applications, we have enhanced our sales mix through our differentiated product portfolio, which earn gross margins that are roughly double our average base business margin. Over the past several years, we have invested in capabilities to strengthen our innovation, increase the value of our product portfolio and meet customer specifications in certain high value industries including high-purity applications, high-value intermediates and differentiated nylon. We have had successes across the portfolio including our oximes-based EZ-Blox® anti-skinning agent used in paints and coatings, and our Nadone® cyclohexanone product line, which is a solvent used in various high-value applications. Growing off a small base, we have also seen commercial success with our Nylon-based wire and cable offerings as well as copolymer Nylon 6/66 resin, which are used in engineered plastics for the automotive industry, films for food packaging, as well as other higher value applications. We leverage our R&D investments, customer intimacy and knowledge of product applications to develop new resin products to better serve our customers and increase the value of our resin products portfolio. We are focused on working with customers to solve their needs with respect to sustainability and have commercialized our 100% Post-Industrial Recycled resins and films. Our R&D team works with existing and potential customers to understand end-use applications, build application development capabilities and protect the value proposition of our new products. In addition, as a result of recent efforts and enhancements in crystallizer technology and operations, we are now producing a high-quality granular grade ammonium sulfate at greater conversion levels to meet the growing demand of our customers.

Strong Capital Stewardship. We have developed and are executing against a disciplined framework for capital deployment that balances return of cash to shareholders with long-term investment to improve the through-cycle profitability of the business. We are focused on improving our return on invested capital and remain committed to delivering strong and sustainable total shareholder return over the long-term. Our target base capital expenditures are approximately $75 million per year on average between maintenance and health, safety and environmental capital to sustain the business. We have and will continue to flex this level of spend, as needed or required, to address critical enterprise risk mitigation, regulatory compliance and sustainability programs. We will continue to evaluate and execute high-return growth and cost savings capital projects. These efforts target improvement in production rate, cost, quality and yield. As an example, we are accelerating profitable growth through our multi-year SUSTAIN (Sustainable U.S. Sulfate To Accelerate Increased Nutrition) program's planned expansion in granular ammonium sulfate production. We continue to pursue a highly-selective acquisition and alliance strategy to supplement our organic sales by broadening our customer base, developing our technology and product portfolios, and enhancing our cash flow profile and margin stability. On an ongoing basis we evaluate options to return cash to shareholders including significant remaining capacity under our current share repurchase authorization. We initiated our competitive quarterly dividend in 2021 and increased it by 16% in 2022 and another 10% in 2023. The timing, declaration, amount and payment of dividends to stockholders, if any, will be within the sole discretion of our Board of Directors (the "Board").

Industry Overview

Nylon Solutions. Nylon is sold globally as a polymer resin that is drawn into fiber for textiles and carpet and into filament for industrial applications: compounded for engineering plastics largely for automotive end-use; and extruded into film for food and industrial packaging applications. During 2023, approximately seven million metric tons of Nylon 6 resin were produced and consumed globally, with China containing approximately 60% of total global Nylon 6 production capacity and Western Europe and North America combined for approximately 15%. Overall utilization of global production capacity was approximately 55% to 65%. The market growth typically tracks global GDP growth over the long-term but varies by end-use.

Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand trends in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene and, depending on the manufacturing process utilized, natural gas and sulfur. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced variation as a result of global changes in supply and demand. Nylon 6 resin prices generally track caprolactam prices, although prices set above the average commodity spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products for current and new customer applications. Our differentiated Nylon 6 products, such as our wire and cable, and co-polymer offerings, are typically valued at a higher level than commodity resin products. We believe that Nylon 6 end-market growth will continue to generally track global GDP over the long-term. Carpet is the largest end-use for Nylon 6 in North America and has seen stable to declining demand growth for a number of years reflecting shifts in consumer preferences to hard flooring versus soft and the previous substitution to lower-cost polyester. The housing sector had seen an improving trend in recent years, however, residential construction markets have slowed through 2023 reflecting the rise in interest rates. While Nylon 6 has a stronger presence in commercial carpet applications, including hospitality and office, where the material is preferred for its durability and performance characteristics, growth in both residential and commercial markets are challenged. Applications such as engineered plastics and packaging have potential to grow at faster rates given certain macrotrends.

The global market for Nylon 6 resin and caprolactam has undergone significant change over the past decade. Following a peak in 2011 through the first half of 2016, nylon and caprolactam prices experienced a cyclical period of downturn as Chinese manufacturers entered the market and increased global supply at a time when demand growth remained relatively stable. As a result of the increased capacity and competitive intensity, industry margins for Nylon 6 resin and caprolactam compressed over this period to a low point in mid-2016. In the second half of 2016, capacity reductions by our competitors occurred in North America and Europe improved supply/demand fundamentals in North America while conditions globally remained dynamic. Industry spreads had fluctuated near marginal producer cost since 2016, but, slowing global growth and soft end-market demand, combined with capacity increases and an uncertain macro environment, pressured pricing and spreads during the second half of 2019 and throughout 2020. In 2021, strong end-use demand, combined with industry operational upsets and supply chain disruptions, created an environment for robust performance in Nylon 6. Nylon end-uses are sensitive to consumer demand, which was softer overall through 2023, particularly in consumer durables and residential end markets. However, buyers have explored using Nylon 6 as a substitute for other resins where applications allow, based on the need for reliable, secure long-term supply and performance needs.

Plant Nutrients. Ammonium sulfate fertilizer products are primarily sold in North and South America. Ammonium sulfate is used as a fertilizer providing the key nutrients of sulfur and nitrogen for major agricultural crops globally such as corn, wheat, coffee, sugar, cotton and rice. As of December 31, 2023, ammonium sulfate fertilizer accounts for approximately 6% of the global market for nitrogen fertilizer and over 40% of the global market for sulfur fertilizer. Global prices for ammonium sulfate are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including the price of crops. Strong underlying agriculture fundamentals coupled with elevated global energy input costs and tighter nitrogen fertilizer supply and demand dynamics drove significantly higher nutrient values through most of 2021 and 2022. Nitrogen fertilizer pricing declined through 2023 amid lower energy costs and increases in global supply availability, however, remain favorable relative to historical levels. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops than other fertilizers. We produce a high-quality granular grade of ammonium sulfate to meet the growing demand of our customers. We also directly supply packaged ammonium sulfate to customers, primarily in North and South America, and have diversified and optimized our offerings to include spray-grade adjuvants to support crop protection, as well as other specialty fertilizers and products for industrial use.

Chemical Intermediates. Chemical intermediates are used as key inputs for a variety of end-market products including construction materials, paints and coatings, packaging and consumer applications. The primary products are acetone, phenol, AMS and cyclohexanone. With the acquisition of U.S. Amines in the first quarter of 2022, we have expanded our end markets to include agrochemical, water treatment and pharmaceutical applications with the addition of a range of alkyl and specialty amines. Acetone and phenol represent approximately 46% and 10%, respectively, of our chemical intermediates sales. Acetone global demand totals approximately six million metric tons with the U.S. representing approximately 20% of the global market. Major end-uses for acetone are methyl methacrylate, polycarbonate, epoxy resins, ketones and solvents used widely in automotive and construction, as well as agrochemicals. Polycarbonate and epoxy resins are the largest global end-use for phenol, followed by phenolic resins which are used in construction products, such as wood resins. Industry operating rates for phenol and acetone production have fallen in 2022 and 2023 as global demand drivers have been reduced and are estimated to be less than 70% both globally and in the U.S. with reduced consumer demand. Prices for acetone are influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. In the U.S., where we primarily sell our acetone, there were elevated levels of acetone imports during 2018 and 2019 given high industry operating rates globally, which pressured regional pricing and spreads. As a result of strong global acetone demand driven by favorable COVID-related acetone derivative drivers (hand sanitizers and acrylic screens) in addition to the implementation of acetone anti-dumping duties, acetone imports into the U.S. declined through 2020 and 2021, creating more favorable supply and demand conditions for the product and improved pricing. Generally, industry operating rates in 2022 and 2023 declined further with a reduction in global downstream demand. During 2022 and 2023, supply and demand of acetone was balanced in the U.S. with lower imports along with falling input propylene raw material costs, supporting favorable acetone industry margins. We also saw strong demand for AMS as a result of lower global production output. Supply and demand conditions for the remaining intermediates began to soften in the latter part of 2022 and have continued to remain weak through 2023 to be in line with overall weaker demand and reduced industry output.

Competition

Competition across our product offerings is based on a variety of factors including price, reliability of supply, quality, product innovation, breadth of product line, R&D efforts and technical and managerial capability. While the competitive position of our individual products varies, we believe we are a significant competitor in each major product class. Generally, we compete in global, fragmented markets against competitors with both global operations as well as those operating only within specific geographic regions. AdvanSix competes with integrated manufacturers, such as Highsun Group Holdings Ltd., BASF Corporation, Sinopec Limited, DOMO Chemicals GmbH, Envalior and UBE Corporation. We also compete with synthetic manufacturers of ammonium sulfate, such as Pasadena Commodities International and Nutrien Ltd.; and stand-alone phenol and acetone producers, such as INEOS Phenol and Altivia. In the U.S. Amines business, the key alkyl amines U.S.-based competitor is Eastman Chemical Company.

Product Overview

Nylon and Caprolactam

We manufacture our Nylon 6 resin in our Chesterfield plant. We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In 2023, our Nylon products generated $357 million of sales. In 2023, 2022 and 2021, Nylon sales were 23%, 25% and 25% of our total sales, respectively.

We produce caprolactam, the key monomer used in the production of Nylon 6 resin, at our Hopewell plant using phenol produced at our Frankford plant and sulfur and natural gas obtained from third-party suppliers. In 2023, caprolactam generated $298 million of sales. In 2023, 2022 and 2021, caprolactam sales were 19%, 16% and 19% of our total sales, respectively.

Ammonium Sulfate

Ammonium sulfate fertilizer is produced simultaneously with caprolactam as part of our integrated manufacturing process at our Hopewell plant. We manufacture this product in a ratio of approximately four pounds of ammonium sulfate to one pound of caprolactam. Our co-product competitors typically produce approximately two pounds or less of ammonium sulfate for each pound of caprolactam. We currently target conversion of approximately 65% of the ammonium sulfate we produce into higher-value granular form and anticipate ongoing increases as we implement our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program. We sell ammonium sulfate under the brand name Sulf-N®, and in 2023, our ammonium sulfate products generated $441 million of sales. In 2023, 2022 and 2021, ammonium sulfate sales were 29%, 33% and 24% of our total sales, respectively.

Chemical Intermediates

We manufacture, market and sell chemical intermediates to a range of customers for use in many different types of end-products. In 2023, chemical intermediates generated $438 million of sales, of which $297 million, or 68%, came from sales of acetone, phenol and cyclohexanone, and $141 million, or 32%, came from sales of our other chemical intermediates. In 2023, 2022 and 2021, sales of chemical intermediates were 29%, 26% and 32% of our total sales, respectively.

The phenol we produce at our Frankford plant is a key chemical intermediate used in our caprolactam manufacturing process. The majority of the phenol we produce is used in production of caprolactam and other chemical intermediates at Hopewell. Any remaining phenol is sold to customers for use in their product applications such as phenolic resins, epoxies and Bisphenol A.

All our acetone is sold to customers for use in products such as methyl methacrylate, polycarbonate, epoxy resins, ketones and solvents used widely in automotive and construction, as well as agrochemicals. Acetone is typically used by our customers as a key raw material in the production of a variety of other chemicals which are then used in the applications listed above.

We also produce and sell AMS, cyclohexanone, oximes and cyclohexanol to customers for use in end-products such as resins, inks, paints, coatings and electronic components. The majority of cyclohexanone we produce is used in our caprolactam manufacturing process with the remainder sold to customers.

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

Customers

Globally, we serve approximately 400 customers in a wide variety of industries located in approximately 50 countries. In 2023, the Company's 10 largest customers accounted for approximately 39% of total sales. Our largest customer is Shaw Industries Group Inc. ("Shaw"), one of the world's largest consumers of caprolactam and Nylon 6 resin. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. Sales to Shaw were 11% of our total sales for the year ended December 31, 2023, and 12% for the years ended December 31, 2022 and 2021. We typically sell to our other customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover.

Seasonality

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, but quarterly sales fluctuate reflecting both geographical and product sales mix considerations based on the timing and length of the growing seasons in North and South America. North American ammonium sulfate demand and pricing, particularly for our higher-value granular product, are typically strongest during second quarter fertilizer application and then typically decline seasonally with new season fill in the third quarter. Ammonium sulfate industry prices in the U.S. corn belt have declined approximately 10% from the second quarter to the third quarter, on average, since 2016. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

Research & Development and Intellectual Property

We believe success in our industry is driven not only by operational excellence and cost position but also through technological strength and innovation. Our R&D activities are regularly prioritized and funded with a stage gate approach with a primary emphasis on improving our chemical manufacturing processes to increase efficiency, capacity and productivity, lower production and operating costs, and innovating and developing new product applications.

We benefit from numerous patents and trademarks that we own. We sell our Nylon 6 resin under the Aegis® brand name and our ammonium sulfate fertilizer under the Sulf-N® brand name. Chemical intermediates are sold under the brand names of Nadone®, Naxol® and EZ-Blox®. We also benefit from technology covered by trade secrets, including know-how and other proprietary information relating to many of our products, processes and technologies. We do not consider any individual patent, trademark or licensing or distribution rights related to a specific process or product to be of material importance in relation to our overall business. In our judgment, our intellectual property rights are adequate for the conduct of our business. We intend to continue taking steps as necessary to protect our intellectual property, including when appropriate, filing patent applications for inventions that are deemed important to our business.

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

Our accounting policy for environmental expenditures is discussed in “Note 2. Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements included in this Form 10-K. We continuously seek to improve our health, safety and environmental ("HSE") performance. We have expended funds to comply with environmental laws and regulations and expect to continue to do so.

Our Frankford and Hopewell facilities are regulated facilities under the Maritime Transportation Security Act of 2002 (“MTSA”) due to the nature of our operations and the proximity of the facilities to adjacent waterways. As a result, we are required to comply with numerous regulations administered by the Department of Homeland Security, including the development and implementation of compliant security procedures and protocols. Additionally, sales of certain of our products, such as acetone and amines, may implicate List II or other considerations under the Drug Enforcement Act. Such classifications subject us to further compliance audits by the relevant federal and state agencies and place ongoing restrictions on our sales activities.

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

Employees

As of December 31, 2023, the Company employed approximately 1,450 people. Of this total, approximately 570 are salaried employees and approximately 880 are hourly employees. Approximately 750 employees are covered under collective bargaining agreements that expire between 2024 and 2028. The Company strives to maintain positive and productive relationships with all of its employees, including the unions representing those employees.

Oversight and Management

Our Board and Board committees provide oversight on various human capital management matters. As noted in their respective charters:
•Our Health, Safety, and Environmental Committee oversees policies and programs relating to HSE matters, including process safety, HSE management systems and compliance with HSE regulations and compliance.
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
•Our Compensation and Leadership Development Committee is responsible for oversight of the performance, development and retention of senior and executive management necessary to support the growth and success of the Company.

Health and Safety

At AdvanSix, safety is our number one core value — we “Live Safety” in all we do. “Live Safety” is an interdependent concept meaning that employees care not only for their own safety, but for the safety of their teammates and the communities in which we operate.

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

As an organization, we maintain a relentless focus on continuous improvement and our vision is zero injuries for employees and contractors. Our CARE program — Courage to Act, Respond and Engage — was launched in 2019 and inspires us to Live Safety in all we do. We use the industry standard Total Case Incident Rate ("TCIR") to measure our ongoing safety performance and compare with benchmarks. TCIR is defined as the number of occupational injuries and illnesses per 100 employees. Our TCIR was 0.97 in 2023, 1.15 in 2022 and 0.48 in 2021.

Equity, Diversity and Inclusion

At AdvanSix, we strive for an inclusive work environment that fosters respect for all our coworkers, customers, suppliers and business partners. We value the diversity reflected in the various backgrounds, experiences, and ideas of our directors, employees, contractors, and other stakeholders. Our Equity, Diversity and Inclusion purpose statement reflects our journey to be our customers' trusted partner for Advantaged Chemistries by caring, innovating and advancing together. To achieve that togetherness, we strive to represent the communities in which we operate, celebrate our differences, inspire belonging, and be tenacious in our pursuit of bringing out the best in people both individually and collectively. Our Code of Conduct outlines our commitment to provide employees a workplace that is free from discrimination or harassment (specifically related to gender, race, disability, ethnicity, nationality, religion and sexual orientation) or personal behavior not conducive to a productive and inclusive work climate. We believe it is important that each employee feels a sense of belonging and is valued as part of the organizational culture we are cultivating, and we feel it is important that each employee sees diverse representation across our AdvanSix team.

AdvanSix joined hundreds of companies in signing the CEO Action for Diversity and Inclusion pledge in 2019, which centers around three main commitments: to have complex discussions about diversity and inclusion, to implement and expand upon unconscious bias education and to share diversity and inclusion practices. We supported this pledge through 2023 as we engaged in honest and transparent conversations with our employees.

During 2023, we progressed a number of key actions to advance equity, diversity and inclusion within the organization including focus group discussions, review of our talent pipeline and overall development programs. Notably, we continued our program of mandating a diverse candidate slate with the goal to increase our organization’s workforce diversity and improve outreach in the local communities where we operate. In addition, we created a program in 2022 for inclusive leadership, ensuring our leaders understand and have the tools to create an inclusive environment where all can thrive. Our second inclusive leadership cohort kicked off a full year of experiential learning in 2023. We held our third annual Days of Understanding at two of our largest manufacturing facilities throughout the summer months to encourage active engagement by leadership with all employees to listen to their experiences and gather feedback for improvement.

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

At a national level, AdvanSix participates as a patron level supporter of the American Institute of Chemical Engineers’ ("AIChE") “Doing a World of Good” initiative that actively supports five high priority pillars within the chemical engineering field that align closely with sustainability and ESG principles including equity, diversity and inclusion. In addition, AdvanSix supports the Future of STEM Scholars Initiative ("FOSSI"), a national, industry-wide program which provides scholarships to students pursuing STEM degrees at Historically Black Colleges and Universities ("HBCUs") and connections to internships, leadership development and mentoring opportunities. During 2023, we welcomed our third class of FOSSI scholars all of whom are in attendance at HBCUs, increasing our total number of scholars to thirteen.

Our senior leadership team was comprised of approximately 50% women in 2023, including our Chief Executive Officer, Chief Human Resources Officer, Chief Information Officer, Vice President Chemical Intermediates, Emerging Chemistries and Vice President, Nylon Solutions Business Director. Four directors of our eight-member Board are women, and two directors of our eight-member Board are ethnically diverse.

Employee Development

AdvanSix seeks to attract the best talent from a diverse range of sources in order to meet the needs of our business now and in the future. We have established strong relationships with community colleges, universities, professional associations and industry groups with a focus on technical positions and development in order to attract talent including by utilizing co-op, internship programs and as a talent pipeline. We have emphasized investing in our talent and focusing on developing our people to incorporate opportunities for advancement based on experiential learning and development. We acknowledge that development is a career-long endeavor and place the greatest emphasis on learning by doing, supported by feedback, training, and self-reflection.

AdvanSix promotes development through training that broadens work-related skills. These include:
•Core competencies for all employees to develop and apply;
•Leadership competencies needed by all employees managing people; and
•Functional competencies that are position specific and used to inform job progression.

We support the continued development of our employees through semi-annual performance and development reviews, including annual enterprise-wide talent development assessments to ensure leadership development and succession planning. We conduct safety and environmental training for new employees as part of HSE orientation, along with job-specific training aligned to roles. Our hands-on coaching and development initiative focused on our front-line teammates is designed to support safe, stable and sustainable operations, providing our operational workforce with the right tools and processes to execute their work efficiently while enabling streamlined decision making to best serve our customers.

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

There are no family relationships among them or our Board members.

Name, Age	Position	Business Experience
Erin N. Kane, 46	Chief Executive Officer and Director	Prior to joining the Company, Ms. Kane served as vice president and general manager of Honeywell Resins and Chemicals since October 2014. She joined Honeywell in 2002 as a Six Sigma Blackbelt of Honeywell’s Specialty Materials business. In 2004, she was named product marketing manager of Honeywell’s Specialty Additives business. From 2006 until 2008, Ms. Kane served as global marketing manager of Honeywell’s Authentication Technologies business, and in 2008 she was named global marketing manager of Honeywell’s Resins and Chemicals business. In 2011, she was named business director of chemical intermediates of Honeywell’s Resins and Chemicals business. Prior to joining Honeywell, Ms. Kane held Six Sigma and process engineering positions at Elementis Specialties and Kvaerner Process. Ms. Kane serves on the Boards of Directors of AdvanSix Inc., the Chemours Company, and the American Chemistry Council. She served on the Board of Directors of the AIChE from 2019 through 2021. Ms. Kane brings to the Board her extensive leadership experience as well as knowledge of AdvanSix’s business, industry, health, safety and environmental processes, and operations.
Michael Preston, 52	Senior Vice President and Chief Financial Officer	Prior to joining the Company, Mr. Preston held various finance roles with Honeywell for over 15 years. Mr. Preston began his career with Honeywell in September of 2001 as manager of investor relations. Mr. Preston also held several finance leadership roles within Honeywell, including chief financial officer of the Fluorine Products business, director of financial planning & analysis for the Performance Materials and Technologies segment, and director of business analysis & planning for Honeywell corporate. From 2012 to 2013, Mr. Preston was vice president of business analysis & planning. Mr. Preston served as vice president and chief financial officer for Honeywell’s UOP division from 2013 to 2016. Prior to joining Honeywell, he spent seven years in investor relations consulting. Mr. Preston is a Chartered Financial Analyst (CFA) Charterholder and is a member of the CFA Institute and CFA Society New York.
Achilles B. Kintiroglou, 45	Senior Vice President, General Counsel and Corporate Secretary	Prior to being named to his current role, Mr. Kintiroglou was the deputy general counsel of AdvanSix since the spin-off in 2016. Before joining AdvanSix, he was a corporate and securities partner at Day Pitney LLP and a corporate and finance associate at Pillsbury Winthrop Shaw Pittman LLP and Pitney Hardin LLP.
Kelly J. Slieter, 49	Senior Vice President and Chief Human Resources Officer	Prior to joining the Company, Ms. Slieter served as vice president of human resources of Honeywell International Inc. since 2018. She joined Honeywell in 1997 as an intern and subsequently served in various human resources roles through 2003, including as M&A integration leader and as HR manager for multiple business units. From 2003 to 2004, she served as human resources manager at Bristol-Myers Squibb Company. From 2004 to 2005, she served as organization development manager for Tyco International. Ms. Slieter rejoined Honeywell in 2005 and served in roles with increasing responsibility through 2015, including, director of HR functional excellence, corporate; director of organization development & learning for the Automation & Control Solutions business; director of human resources for Honeywell Building Solutions; and senior director, human resources corporate. From 2015 through 2018, she served as vice president, human resources of the Honeywell UOP business.
Christopher Gramm, 54	Vice President, Controller	Prior to joining the Company, Mr. Gramm served as vice president and controller of the aerospace and corporate government compliance divisions at Honeywell. He joined Honeywell in 1997 as a senior staff accountant. Over the course of the period from 1997 to March 2011, Mr. Gramm held several positions at Honeywell, including controller and chief financial officer of various divisions focused on areas including specialty materials and resins and chemicals. Beginning in March 2011, he was vice president and controller of the aerospace division at Honeywell. From August 2014 to November 2015, Mr. Gramm served as vice president of finance for the integrated supply chain of the aerospace division at Honeywell. Before joining Honeywell, Mr. Gramm was a manager at Corning Life Sciences.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.AdvanSix.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2024 Annual Meeting of

Stockholders, which will also be available free of charge on our website. Information contained on, or that may be accessed through, our website does not and will not constitute part of this Form 10-K. Our filings with the SEC are also available on the SEC website at www.sec.gov.

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

Our historical operating results reflect the cyclical nature of the industries in which we operate including with respect to our Nylon 6 resin, caprolactam, ammonium sulfate fertilizer, phenol and acetone products. We experience cycles of fluctuating supply and demand for each of our products resulting in changes in selling prices and margins. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, by emphasizing higher margin products and by seeking to control transportation, selling and administration expense, we cannot assure you that these efforts will be sufficient to offset, in whole or in part, the effect of possible decreases in pricing on our operating results. As a result of potential cyclicality, we cannot assure you that pricing or profitability in the future will be comparable to any historical period, including the most recent period shown in our operating results. Structural changes in industry and customer trends for our products could adversely affect our business, financial condition and results of operations.

Difficult and volatile conditions in the overall economy, particularly in the United States but also globally, and in the capital, credit and commodities markets could adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected by difficult global economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. Adverse events affecting the health of the economy, including inflation and potential recessionary pressures, rising interest rates, supply chain issues, labor market shortages, trade conflicts including export and import restrictions, tariffs and other trade barriers, the COVID-19 pandemic and any resurgences or other pandemics, the threat of war and geopolitical concerns, including as a result of the conflict between Russia and Ukraine, the conflict in Israel and Gaza and the possible expansion of such conflicts, sovereign debt and economic crises, terrorism and protectionism could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets which may affect us and our customers. For example:

•Weak economic conditions, especially in our key value chains and end markets, could reduce demand for our products, impacting our sales and margins;

•As a result of volatility in commodity prices, and increased inflation, we may encounter difficulty in achieving sustained market acceptance of past or future price increases;

•In addition, in the event of continued high inflationary pressure, we may not be able to adjust our pricing or increase our productivity and reduce our costs sufficient to offset increased costs, which could reduce our margins and profitability;

•Market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could cause decreases in demand for our products, decreased product prices and lower volumes and margins, potentially resulting in decreased sales and earnings;

•Under difficult market conditions, there can be no assurance that access to credit or the capital markets would be available to us or sufficient, and as such, we may not be able to successfully obtain additional financing on reasonable terms, or at all; and

•Market conditions and credit availability could adversely affect the financial situation of raw material suppliers and their ability to deliver key materials, thus impacting our ability to run our production facilities at the intended rates.

We are unable to predict the duration of economic conditions, whether current economic conditions may erode further over time, or the effects of such conditions on financial markets or our business and results of operations. Volatility and uncertainty surrounding future economic conditions such as inflation, potential recessionary pressures or rising interest rates may at times make it challenging to identify risks that may affect our business, sources and uses of cash, financial condition and results of operations. If economic conditions deteriorate, our results of operations, financial condition and cash flows could be materially adversely affected.

Any significant unplanned downtime or material disruption impacting any of our production facilities, logistics operations or information technology infrastructure, or any third party on which we rely, may adversely affect our business, financial condition and results of operations.

We seek to run our complex production facilities on a nearly continuous basis for maximum efficiency and we rely on the integrity of our logistics operations for the uninterrupted operations of our business. While we have made significant annual capital improvements at our manufacturing plants and utilize maintenance excellence and mechanical integrity programs, operational issues have occurred for us in the past and may occur in the future, which could cause damage to our manufacturing and production equipment and ancillary facilities. Unplanned interruptions in our production capabilities may adversely affect our production costs, product lead times, our ability to supply our customers on a timely basis, potential loss of customers, and our earnings during the affected period.

As a result of the scale and quantity and range of our product offerings, as well as the significant level of integration across our manufacturing facilities, we are also exposed to increased risk associated with unplanned downtime or material disruptions at any one of our production facilities, which have occurred in the past and which may occur in the future, and which could impact our supply chain and our manufacturing process.

Unplanned interruptions at our production facilities have occurred in the past and may occur in the future, and we may not have enough intermediate chemical inventory at any given time to offset production losses. Our business interruption insurance coverage may not cover all costs or losses associated with unplanned downtime, or such insurance may not continue to be available in amounts or on terms acceptable to us, or at all. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation with risk that discoverable items and delays during the repair process may cause additional unplanned downtime. Any such unplanned downtime at any of our production facilities may adversely affect our business, financial condition and results of operations.

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

When possible, we have purchased, and we plan to continue to purchase, raw materials, including cumene, natural gas and sulfur, through negotiated medium- or long-term contracts. To the extent we have been able to achieve favorable terms in our existing negotiated contracts, we may not be able to renew such contracts at the current terms or at all, and this may adversely impact our results of operations. Further, if the markets for our raw materials significantly change, we may be bound by the terms of our existing supplier contracts and obligated to purchase raw materials at disadvantaged terms as compared to other market participants.

Disruptions in transportation or significant changes in transportation costs could adversely impact our business, financial condition and results of operations.

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

Our business depends on significant customers, many of whom have been doing business with us for decades. The loss of one or several significant customers may have an adverse effect on our business, financial condition and results of operations. In 2023, our 10 largest customers accounted for approximately 39% of our total sales across all product lines. Our largest customer is Shaw, one of the world’s largest consumers of Nylon 6 resin and caprolactam. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. We typically sell to other customers under master services agreements, with primarily one-year terms, or by purchase orders. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, or significant unfavorable changes to pricing or other terms in contracts with any of them, could have an adverse effect on our business, financial condition and results of operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest customers were to become bankrupt or insolvent, or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have an adverse effect on our business, financial condition and results of operations.

Our operations and growth projects require substantial capital and we may not be able to obtain additional capital that we need in the future on favorable terms or at all.

Our industry is capital intensive, and we may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, satisfy regulatory and environmental compliance obligations, achieve sustainability priorities or goals adopted by the Company, implement further marketing and sales activities, fund ongoing R&D activities, and meet general working capital needs. Our capital requirements will likely depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology, new products and R&D projects and the status and timing of these developments. Our capital projects and other growth investments may have lengthy deadlines during which market conditions may deteriorate between the capital expenditure’s approval date and the conclusion of the project, negatively impacting projected returns on our investments. Delays or cost increases related to capital and other spending programs, including those relating to plant improvements and development of new technologies, could materially adversely affect our ability to achieve forecasted operating results. In addition, we may need to seek additional capital in the future, and debt or equity financing may not be available to us on terms we find acceptable, if at all. Certain U.S. and non-U.S. financial institutions experienced crisis in 2023, resulting in disruption in the financial markets. Such events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, or concerns about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could significantly impair our access to funding sources or other credit arrangements in amounts adequate to finance our current and future business operations or could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we raise funds through the issuance of additional common equity, ownership in AdvanSix would be diluted. We believe that we currently have adequate capital resources to meet our projected operating needs, capital expenditures and other expected cash requirements. However, we may need additional capital resources in the future, and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected.

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

Our continued ability to enhance our existing product offerings, as well as the successful development and commercialization of new products and technologies, are drivers to our future strategy. The development and commercialization of new products and technologies requires significant investment in R&D, capital expenditures, production and marketing. The sales and development cycle for our products is subject to customary budgetary constraints, internal acceptance procedures, competitive product assessments, scientific and development resource allocations and regulatory limitations, many of which may be beyond our control. If we are not able to successfully accommodate these factors to enable customer development success, we could be unable to achieve sufficient sales to reach the level of profitability we may expect or compete effectively. There is no assurance that we will be able to continue to identify, develop, market or, in certain cases, secure regulatory approval for, new products in a timely manner or at all, as may be required to replace or enhance existing products. We cannot be certain that costs incurred by investing in new products and technologies will result in an increase in our revenues or profits. Our ability to keep pace with our competitors and the success of any new products and technologies is uncertain and could adversely affect our business, financial condition and results of operations.

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

Lack of control over the actions of our business partners in any strategic relationship, joint venture or collaboration could significantly delay the introduction of planned products or otherwise make it difficult or impossible to realize the expected benefits of such relationship. An investment in, or acquisition of, complementary businesses, products or technologies in the future could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur unanticipated expenses, write-downs, impairment charges or unforeseen liabilities that could negatively affect our business, financial condition and results of operations, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant debt or have to delay or not proceed with announced transactions. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.

The occurrence or threat of extraordinary events, including terrorist attacks, may disrupt our operations and could adversely affect our business, financial condition and results of operations.

Due to concerns related to terrorism, we are subject to various security laws including Maritime Transportation Security Act of 2002 (“MTSA”) regulations. Our Frankford and Hopewell facilities are regulated facilities under MTSA due to the nature of our operations and the proximity of the facilities to adjacent waterways. Federal, state, local and foreign governments could implement new or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers or other chemicals. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower sales and reduced profit margins. It is possible that federal, state, local and foreign governments could impose additional limitations on the use, sale or distribution of chemicals we produce and sell, thereby limiting our ability to manufacture or sell those products, or that illicit use of our products could result in potential exposure for us. The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to negatively affect the economy in general, and the markets for our products in particular. The resulting damage from an attack on our assets could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

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

Approximately 750 of our employees are covered under collective bargaining agreements that expire between 2024 and 2028, which represents approximately 52% of our employee base as of December 31, 2023. From time to time, we engage in negotiations to renew collective bargaining agreements as those contracts are scheduled to expire. In April 2023, a labor strike was initiated by the Hopewell South bargaining unit, affecting approximately 340 workers at the Company’s manufacturing facility in Hopewell, Virginia, which was later resolved in May 2023 when the bargaining unit voted to ratify a new five-year collective bargaining agreement. Ultimately, we cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. We may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis and, ultimately, our business, financial condition and results of operations.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats, directed at AdvanSix, its plants and operations, its products, its customers and/or its third-party service providers including cloud providers. The techniques used to obtain unauthorized access to networks, or to sabotage IT systems, change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. While we have experienced, and expect to continue to experience, these types of threats, our information technology infrastructure, including cybersecurity controls, is designed to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. We track cyber performance metrics and conduct training of our employees on protective measures regarding information security, data privacy, cyber-attacks and recognizing phishing attempts. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of our plant operations and business generally or the disruption of the operations and businesses of our vendors or customers. Additionally, we use third-party vendors that may store sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While our standard vendor terms and conditions include certain safeguards, including requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, a breach at these third-party vendors may occur regardless of our efforts to mitigate the possibility of any such breach. The potential consequences of a material cybersecurity incident on our own systems or the systems of those with whom we do business include reputational consequences, safety risk, operational disruptions, physical damage to our assets, claims from and litigation with third parties, fines levied by governmental authorities, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could, individually or in the aggregate, adversely affect our competitiveness, plant operations, business, financial condition and results of operations. We maintain cyber liability insurance, but this insurance may not be sufficient to cover the losses that may result from a cybersecurity incident.

Data privacy, information security and protection of confidential information may require significant resources and present certain risks.

We maintain, have access to and process certain confidential or sensitive data, including proprietary business information, personal data and other information that may be subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such information and data, we may be vulnerable to material security breaches, theft, misplaced or lost data, or errors by employees or third-party providers that could potentially cause such information and data to be compromised, or lead to improper use of our systems or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. In addition, there are different and potentially conflicting data privacy laws in effect in the domestic and foreign jurisdictions in which we operate, including the General and Data Protection Regulations implemented in the European Union, and we must comply with all applicable laws and standards. Noncompliance with these laws can result in reputational damage, fines and penalties, and enforcement proceedings and litigation, any of which may adversely affect our business, reputation, financial condition and results of operations.

We may be required to make significant cash contributions to our defined benefit pension plan.

We sponsor a defined benefit pension plan under which certain eligible AdvanSix employees who were employed by Honeywell prior to the spin-off earn pension benefits as if they remained employed by Honeywell. Significant changes in actual investment return on pension assets, discount rates, retirement rates and other factors could require unplanned cash pension contributions in future periods. Changes in discount rates and actual asset returns different from our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We made no pension contributions during 2023, but may make pension contributions in future periods to satisfy funding requirements.

We may be required to record significant charges from impairment to goodwill, intangibles, and other long-lived assets.

We are required under U.S. Generally Accepted Accounting Principles (“GAAP”) to test our goodwill for impairment annually or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time. In addition, we periodically review our intangible and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible and other long-lived assets may not be recoverable include slower growth rates, the loss of a significant customer, burdensome new laws, or divestiture of a business or asset for less than its carrying value. There are inherent uncertainties in management’s estimates, judgments, and assumptions used in assessing recoverability of goodwill, intangibles, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, a deterioration in the U.S. and global financial markets, an increase in interest rates, an increase in inflation, or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible and other long-lived assets is determined, which could have a material adverse effect on our business, financial condition and results of operations.

Exposure to risks and events beyond our control could adversely impact our business, financial condition and results of operations.

We are exposed to risks from various events that are beyond our control, which may have significant effects on our results of operations. While we attempt to mitigate these risks through appropriate loss prevention measures, we may not be able to anticipate all risks, or to mitigate or reasonably and cost-effectively manage those risks that we do anticipate. We maintain property, cyber liability, business interruption and casualty insurance but such insurance may not cover all risks, loss, damages or expenses associated with our business and is subject to limitations, including deductibles and limits on the liabilities covered. Consequently, our operations could be adversely affected by circumstances or events in ways that are significant and/or long lasting. The risks and uncertainties identified herein are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. If any known or unknown risks and uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Indebtedness

We are subject to certain risks associated with our indebtedness.

We are a borrower of funds under a credit facility. Our ability to make payments on and to refinance our indebtedness, including the debt incurred, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations or financings. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These restrictive covenants may restrict our ability to take some or all of the following actions:

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
•    Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•    Enter into transactions with affiliates;
•    Prepay, repurchase or redeem certain kinds of indebtedness;
•    Issue or sell stock of our subsidiaries; and/or
•    Significantly change the nature of our business.

These restrictions may impact our current and future operations, how we conduct our business and pursue our strategy, as well as our ability to incur debt that we may need to fund initiatives associated with our strategy, ongoing operations, competitive industry dynamics and new business opportunities. A breach of any of these covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurs, the lenders would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of any other debt to which a cross-default or cross-acceleration provision applies. Substantially all domestic tangible and intangible assets of the Company are pledged as collateral to secure the obligation under our credit facility and, in the event we were unable to repay any amount of this indebtedness when due and payable, the lenders could proceed against the pledged collateral. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness, which could adversely affect our business, financial condition and results of operations.

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

Additionally, there are substantial uncertainties as to the nature, stringency and timing of any future regulations or changes in regulations, including discharges into the air and water, handling and disposal of hazardous wastes, remediation of soil and groundwater, and greenhouse gas (“GHG”) and water nutrient regulations. Due to concerns about risks associated with air, water, global warming and climate change, more stringent regulations may be imposed which could require us to incur additional capital expenditures or make changes to our operating activities that would increase our operating costs, reduce our efficiency, limit our output, increase our costs for or limit the availability of energy, raw materials or transportation or otherwise adversely affect our business, financial condition and results of operations. If enacted, more stringent GHG limitations are likely to have a significant impact on us because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our production process. To the extent that GHG or other restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, our competitors may have cost or other competitive advantages over us. In addition, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Consequently, legislative and regulatory programs to reduce emissions of GHG could have an adverse effect on our business, financial condition and results of operations.

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

There is also a risk that one or more of our key raw materials or one or more of our products may be found to have, or be characterized as having, a toxicological or health-related impact on the environment or on our customers or employees, which could potentially result in our incurring unexpected liability in connection with such characterization and the associated effects of any toxicological or health-related impact. If such a discovery or characterization occurs, we may incur increased costs to comply with new regulatory requirements or to modify the format or use of such substances to reduce or eliminate the impact, or the relevant materials or products, including products of our customers that incorporate our materials or products, may be recalled or banned. Changes in laws and regulations, or their interpretations, and our customers’ perception of such changes or interpretations may also affect the markets or marketability of certain of our products. Additionally, sales of certain of our products such as acetone or amines, may implicate List II or other considerations under the Drug Enforcement Act. Such classifications subject us to compliance audits by the relevant federal and state agencies and place ongoing restrictions on our sales activities.

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

We have exposure to risks inherent in international sales, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations including customs and international trade laws; unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions; political and economic instability; import and export restrictions, tariffs, and other trade barriers or retaliatory actions; fluctuations in foreign currency exchange rates; government takeover or nationalization of business; and government mandated price controls. These considerations limit the countries in which we can do business, the persons or entities with whom we can do business, the products which we can buy or sell, and the terms under which we can do business. As a U.S.-based producer, we are impacted by anti-dumping investigations which have had, and may continue to impose, significant anti-dumping duties on our products. Such duties place us at a significant competitive disadvantage in the applicable markets. In each case, we diligently evaluate our commercial and legal options to defend these investigations and their subsequent sunset reviews and take steps we feel are prudent to protect our interests, including defending our anti-dumping petitions covering imports of acetone and ammonium sulfate with the International Trade Commission (see "Anti-Dumping Duty Petitions - Ammonium Sulfate" under "Recent Developments" in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Historically, we have sought to mitigate these risks through geographical mix management so that the imposition of duties does not materially affect our business results, but such duties could have an adverse effect on the sales of our key product lines and affect our business performance in the future.

There can be no assurance that, in the future, any governmental or international trade body will not institute trade policies or remedies that are adverse to exports from the United States, and we may face additional uncertainty with regard to U.S. government trade policy. In recent years, the U.S. imposed tariffs on certain U.S. imports, and China and other countries responded with retaliatory tariffs on certain U.S. exports. Any significant changes in international trade policies, practices or trade remedies, especially those instituted in our target markets or markets where our major customers are located, such as the United States-Mexico-Canada Agreement which became effective in July 2020, could potentially increase the price of our products relative to our competitors or decrease our customers’ demand for our products, which in turn may adversely affect our business, financial condition and results of operations.

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

In connection with our spin-off, if the October 1, 2016 distribution by Honeywell of all of the then outstanding shares of AdvanSix common stock were determined not to qualify for non-recognition of gain and loss under Section 355(e) of the Code, our U.S. stockholders could be subject to tax. In this case, each U.S. stockholder who received our common stock in the distribution would generally be treated as having received a distribution in an amount equal to the fair market value of our common stock received, which would generally result in (1) a taxable dividend to the U.S. stockholder to the extent of that U.S. stockholder’s pro rata share of Honeywell’s current and accumulated earnings and profits; (2) a reduction in the U.S. stockholder’s basis (but not below zero) in its Honeywell common stock to the extent the amount received exceeds the stockholder’s share of Honeywell’s earnings and profits; and (3) a taxable gain from the exchange of Honeywell common stock to the extent the amount received exceeds the sum of the U.S.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

AdvanSix is committed to protecting the data and confidential information of its business, employees, customers and suppliers. As an organization, we face the risk of cybersecurity breaches and incidents from both external threat actors and from insiders which could compromise the security of our information and networks. Any cybersecurity breach or incident could harm our business or disrupt our operations.

Cybersecurity risk is closely monitored by our executive leadership with governance and oversight by the Audit Committee of the Board, whose oversight is expressly noted in its chartered responsibilities along with broader enterprise risk management. A cybersecurity team, led by the General Counsel, the Chief Information Officer (“CIO”) and the Chief Information Security Officer (“CISO”), is responsible for the management, implementation and operation of the cybersecurity program, alongside qualified internal and external security and IT subject matter experts.

Our CIO leads the Company’s information technology organization and brings over 25 years of experience to the role. She joined AdvanSix as Senior Director, Information Technology in September 2016, and prior to that time, spent 17 years with Honeywell, where she held IT positions of increasing responsibility in the Transportation Systems business and Corporate functions. Before joining Honeywell, our CIO held several roles at Electronic Data Systems (EDS), including system design and development, configuration management and database administration. She earned a Bachelor’s Degree in Psychology and an MBA, in Supply Chain and Business Information Systems, from Michigan State University.

Our CISO leads the Company’s cybersecurity and IT infrastructure organization and brings over 19 years of experience in the areas of technology governance, risk and compliance management, information security and cybersecurity, risk assessments, secure-Software Development Life Cycle (SDLC), security architecting, cloud security design and operations, threat and vulnerability management, Security Information and Event Management (SIEM)/Security Operation Center (SOC), and incident response management. He joined AdvanSix in December 2018 as our Cybersecurity Leader, and prior to that time, he worked as VP and Information Security Officer at MUFG, managing the overall risk management program, design and implementation. Prior to that role, our CISO served as a cybersecurity and privacy manager with PricewaterhouseCoopers, as a technology manager – IT security and infrastructure with Suez Environment North America, and as an IT auditor for Pentair. Our CISO has a Master's Degree in Computer Science from New Jersey Institute of Technology and a Bachelor’s Degree in Mechanical Engineering from University of Madras. In order to stay current with best practices, our CISO regularly completes cybersecurity certification courses and attends industry conferences.

We track the effectiveness of our cybersecurity program using key performance and risk metrics through daily surveillance with dashboard updates provided by the CISO to the General Counsel and the CIO supplemented by regular updates to the senior leadership team, which includes the Chief Executive Officer and the Chief Financial Officer. In addition, the CISO provides cybersecurity updates to the Audit Committee and the full Board. Informational report-outs, with risk metrics and dashboard updates, are provided to the Audit Committee on at least a quarterly basis. At least annually, the full Board is provided an update which includes a review of governance oversight, cybersecurity controls, implemented improvements and mitigations, vulnerability risks, third-party vendors utilized, and status of key initiatives.

AdvanSix’s cybersecurity program is based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework and consists of technical, administrative and operational controls working together as an integrated solution. AdvanSix engaged the services of a best-in-class third party cybersecurity firm to conduct an independent comprehensive maturity assessment of our cyber security program across critical areas which align with the NIST Cybersecurity Framework. As a result of the assessment, best practice recommendations were incorporated into the cybersecurity program to improve our cybersecurity posture and program maturity. We regularly monitor the qualitative and quantitative performance of the program and other risk metrics. Key risks are identified, and appropriate mitigations are implemented through a combination of people, process, and technology solutions that are continuously evolving to address a dynamic and increasingly sophisticated threat environment. Based on this framework, we have developed and implemented a comprehensive set of cybersecurity policies and procedures to address the key cybersecurity risks faced by AdvanSix. We continue to assess evolving threats and update our policies and procedures appropriately.

Our cybersecurity program is designed to protect information technology networks and assets using the latest technologies that leverage artificial intelligence, machine learning and automation. Our security architecture uses a “defense-in-depth approach,” with controls implemented at user, email, endpoint, cloud, access, and network levels. In addition, training our employees is a critical element of our cybersecurity program. Our comprehensive security awareness and training program covers 100% of our employees on protective measures regarding information security, data privacy, cyber-attacks and recognizing phishing attempts. This program includes regular communication, interactive trainings, and simulated phishing assessments and is designed to reinforce risk awareness and address the latest and most relevant risks. We have implemented robust controls and procedures to ensure trainings are completed in a timely manner and to track our cybersecurity performance metrics.

Our environment is monitored continuously for security events by our security operations center, which detects, alerts, and responds to any potential security incidents on 24/7 basis. Escalations of potential incidents or notable risks are escalated by the cybersecurity team and the CISO to the General Counsel and the CIO. If appropriate, the status of such potential incidents or notable risks will be further escalated to the Chief Executive Officer and the Chief Financial Officer. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company.

AdvanSix has developed cybersecurity incident response plans and procedures, including the formation of a designated cybersecurity incident response team with representatives from across the organization. In the event of an actual cybersecurity incident, the cybersecurity incident response plan serves as the guiding framework for the Company including with respect to incident assessment, mitigations and controls, as well as response, recovery, reporting and resolution. We conduct periodic scenario planning sessions and tabletop exercises with the cybersecurity incident response team and other key functional roles in the enterprise to improve our response preparedness in the event of a security incident. AdvanSix has implemented various measures to protect its sites from both physical and cyber-attacks, which take into account applicable data security and other data privacy laws and regulations. Emerging threats and opportunities to further mitigate cybersecurity risk are continuously explored and evaluated. A vulnerability management program continually assesses our environment to identify and remediate system and software vulnerabilities. A data governance policy and data loss prevention program have been implemented to protect our intellectual property and other sensitive data. We also engage independent third parties to perform security assessments on at least an annual basis, which include penetration testing of our external and internal environment.

In summary, the Company’s approach to cybersecurity is intended to assess, identify, and manage risks from cybersecurity threats, implement mitigations and controls consistent with the NIST Cybersecurity Framework and support safe, stable and sustainable operations, while protecting our intellectual property, confidential information, privacy data, operations, and infrastructure.

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

The United States Environmental Protection Agency (“EPA”) and the Company entered into an Administrative Compliance Order on Consent in February 2023 in connection with alleged violations involving the Company’s risk management program at its manufacturing facility in Hopewell, Virginia and is negotiating a second Administrative Compliance Order associated with the same program. The Company is currently implementing an EPA-approved work plan to improve its risk management program at Hopewell in connection with the orders. The Company and EPA also anticipate entering into an Administrative Compliance Order in connection with alleged violations involving the Company’s stormwater and other discharges. These EPA allegations may potentially subject the Company to penalties. Although the outcome of these matters cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ASIX.” On February 2, 2024, there were 16,728 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $25.18 per share.

As of February 2, 2024, 26,700,024 shares of our common stock and 0 shares of our preferred stock were outstanding.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 2023	111,987	$28.97	111,987	$73,375,668
November 2023	120,010	26.09	120,010	70,245,038
December 2023	74,530	27.31	74,530	$68,209,639
Total	306,527	$27.44	306,527

As of December 31, 2023, the Company had repurchased a total of 5,848,475 shares of common stock, including 854,340 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $182.0 million at a weighted average market price of $31.12 per share.

During the period January 1, 2024 through February 2, 2024, the Company repurchased an additional 64,678 shares at a weighted average market price of $26.39 per share under the current authorized repurchase program.

Dividends

The Company commenced the declaration of dividends on September 28, 2021 and has declared and paid dividends on a quarterly basis.

The Company has increased its quarterly dividend by 10% ($0.145 to $0.160) and 16% ($0.125 to $0.145) during the third quarter of 2023 and 2022, respectively.

Dividends paid during 2023 and announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
2/16/2024	3/4/2024	3/18/2024	$0.160	$4.3
11/3/2023	11/14/2023	11/28/2023	$0.160	$4.3
8/4/2023	8/15/2023	8/29/2023	$0.160	$4.4
5/5/2023	5/16/2023	5/30/2023	$0.145	$4.0
2/17/2023	3/3/2023	3/17/2023	$0.145	$4.0

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

The Company paid dividends of approximately $16.7 million, $15.1 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the total returns on the Standard & Poor’s ("S&P") Small Cap 600 Stock Index and the S&P Small Cap 600 Materials Index. The changes for the periods shown in the graph assume that $100 had been invested in AdvanSix stock and each index on December 31, 2018, and that all dividends, if any, were reinvested. The share price performance in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
AdvanSix Inc.	100	82	82	195	159	127
S&P Small Cap 600	100	123	137	173	145	169
S&P Small Cap 600 Materials	100	121	148	175	164	197

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data or unless otherwise noted)

The following section, referred to as the "MD&A" presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in this Form 10-K. This section of this Form 10-K generally discusses our financial condition and results of operations as of and for the years ended December 31, 2023 and 2022 and year-to-year comparisons between 2023 and 2022. Discussions of our financial condition and results of operations as of and for the year ended December 31, 2021 and year-to-year comparisons between

2022 and 2021 that are not included in this Form 10-K can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 18, 2022.

Business Overview

AdvanSix Inc. is a diversified chemistry company playing a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients and chemical intermediates, guided by our core values of Safety, Integrity, Accountability and Respect. Our four key product lines are Nylon, Caprolactam, Ammonium Sulfate and Chemical Intermediates.

Global demand for Nylon 6 resin spans a variety of end-uses such as textiles, engineered plastics, industrial filament, food and industrial films, and carpet. The market growth typically tracks global GDP growth over the long-term but varies by end-use. We produce and sell caprolactam as a commodity product and produce and sell our Nylon 6 resin as both a commoditized and differentiated resin product. Our results of operations are primarily driven by production volume and the spread between the sales prices of our products and the costs of the underlying raw materials built into market-based and value-based pricing models. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products for current and new customer applications, such as our wire and cable and co-polymer offerings.

Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including planted acres and the price of crops. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops as compared to other fertilizers. We also directly supply packaged ammonium sulfate to customers, primarily in North and South America, and have diversified and optimized our offerings to include spray-grade adjuvants to support crop protection, as well as other specialty fertilizers and products for industrial use.

We produce ammonium sulfate fertilizer continuously throughout the year as part of our manufacturing process, but quarterly sales fluctuate reflecting both geographical and product sales mix considerations based on the timing and length of the growing seasons in North and South America. North American ammonium sulfate demand and pricing, particularly for our higher-value granular product, are typically strongest during second quarter fertilizer application and then typically decline seasonally with new season fill in the third quarter. Ammonium sulfate industry prices in the corn belt have declined approximately 10% from the second quarter to the third quarter, on average, since 2016. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

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

During the third quarter of 2023, the Company made a strategic decision to cease production of certain low-margin oximes products. The Company incurred an approximately $2.4 million unfavorable impact to pre-tax income during the third quarter of 2023 primarily as a result of a non-cash write-down of the assets associated with these products.

In January 2024, as previously announced, the Company experienced a process-based operational disruption at its Frankford, Pennsylvania manufacturing site temporarily reducing phenol and acetone production at the facility, as well as production at its Hopewell and Chesterfield, Virginia facilities. As a result of a delayed ramp to planned utilization rates, the Company is now anticipating a total unfavorable impact to pre-tax income in the first quarter 2024 of $23 to $27 million, comprised of the impact of lost sales and other additional costs including purchases of replacement product and incremental plant spend. The unplanned interruption did not have a material impact on fourth quarter 2023 results.

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

Anti-Dumping Duty Petition - Ammonium Sulfate

In January 2017, the U.S. Department of Commerce (“Commerce”) published its final affirmative determinations in the anti-dumping and countervailing duty investigations of imports of ammonium sulfate from the People's Republic of China (the "PRC"), and in March 2017, the International Trade Commission ("ITC") issued its final determinations of material injury by reason of dumped and subsidized imports from the PRC. Effective March 9, 2017, Commerce imposed anti-dumping and countervailing duty orders and applicable duties on imports of ammonium sulfate from the PRC for a five-year period. The anti-dumping and countervailing duty orders are subject to annual administrative reviews, if requested, which may change the level of duties applicable to imports in future periods. In February 2022, Commerce and the ITC initiated five-year reviews of the anti-dumping and countervailing duty orders to determine whether to extend the orders for another five years. In June 2022, Commerce issued its final determination that revocation of the orders would likely lead to continuation or recurrence of dumping and subsidies. In January 2023, the ITC made affirmative determinations that revocation of the orders would likely lead to continuation or recurrence of material injury. As a result of Commerce’s and ITC’s determinations, the orders will be extended for another five years.

Philadelphia Energy Solutions’ Shut Down

The Company has assessed the business impact of the June 2019 fire that shut down Philadelphia Energy Solutions’ (“PES”) refinery in Philadelphia, Pennsylvania. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. As of December 31, 2023, the Company has incurred an approximately $66 million unfavorable impact to pre-tax income since the refinery shut down in 2019 and submitted a business interruption insurance claim. During 2023, the Company entered into a settlement with one of its insurers and continues to pursue the claim with the other insurers, which is ongoing.

Consolidated Results of Operations for the Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

Sales

	2023	2022	2021
Sales	$1,533,599	$1,945,640	$1,684,625
% change compared with prior period	(21.2)%	15.5%	45.5%

The change in sales is attributable to the following:

	2023 versus 2022	2022 versus 2021
Volume	0.2%	(10.2)%
Price	(22.0)%	22.2%
Acquisition	0.6%	3.5%
	(21.2)%	15.5%

2023 compared with 2022

Sales decreased in 2023 compared to 2022 by $412.0 million (approximately 21%) due to (i) net unfavorable market-based pricing (approximately 17%) primarily reflecting reduced ammonium sulfate pricing amid lower raw material input costs and a more stable global nitrogen fertilizer supply environment, as well as lower nylon pricing due to unfavorable supply and demand conditions and (ii) unfavorable raw material pass-through pricing (approximately 5%) as a result of a net cost decrease in benzene and propylene (inputs to cumene which is a key feedstock to our products). This was partially offset by the acquisition of U.S. Amines (approximately 1%).

Cost of Goods Sold

	2023	2022	2021
Cost of goods sold	$1,368,511	$1,631,161	$1,410,503
% change compared with prior period	(16.1)%	15.6%	37.7%
Gross margin %	10.8%	16.2%	16.3%

2023 compared with 2022

Costs of goods sold decreased in 2023 compared to 2022 by $262.6 million (approximately 16%) due primarily to decreased prices of raw materials including natural gas, sulfur, benzene and propylene (inputs to cumene which is a key feedstock to our products) (approximately 17%) partially offset by the impact of the U.S. Amines acquisition (approximately 1%).

Gross margin percentage decreased by approximately 5% in 2023 compared to 2022 due primarily to the net impact of lower market pricing and formula-based raw material pass-through pricing (approximately 5%).

Selling, General and Administrative Expenses

	2023	2022	2021
Selling, general and administrative expense	$95,538	$87,748	$82,985
% of sales	6.2%	4.5%	4.9%

2023 compared with 2022

Selling, general and administrative expenses increased in 2023 compared to 2022 by $7.8 million, or approximately 9%, due primarily to increased functional support costs including upgrades to our enterprise resource planning system, costs associated with pursuing the business interruption insurance claim in connection with the June 2019 shutdown of cumene supplier, Philadelphia Energy Solutions, and a cash recovery in 2022 of a previously written off receivable. These increases were partially offset by lower incentive-based compensation costs.

Interest Expense, Net

	2023	2022	2021
Interest Expense, net	$7,485	$2,781	$5,023

2023 compared with 2022

Interest expense, net, increased in 2023 compared to 2022 by $4.7 million, or approximately 169%, due primarily to higher interest rates.

Other Non-operating (Income) Expense, Net

	2023	2022	2021
Other non-operating (income) expense, net	$(7,158)	$(1,841)	$998

2023 compared with 2022

Other non-operating income, net, increased in 2023 compared to 2022 by $5.3 million, or approximately 289%, due primarily to the exit from its alliance with Oben (approximately $11.4 million) offset by (i) the exit from a licensing agreement of certain legacy ammonium sulfate technology assets operated at the licensee's fertilizer manufacturing facility, that it intends to close its facilities no later than August 2024 (approximately $4.5 million) and (ii) the exit of production from certain low-margin oximes products.

Income Tax Expense

	2023	2022	2021
Income tax expense	$14,600	$53,905	$45,325
Effective tax rate	21.1%	23.9%	24.5%

The Company's effective income tax rate for 2023 approximated the U.S. Federal statutory rate of 21%. Increases to the effective income tax rate, due primarily to state taxes and executive compensation limitations, were materially offset by research tax credits, excess tax benefits of equity compensation and the foreign-derived intangible income deduction.

The Company's effective income tax rate for 2022 and 2021 was higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations partially offset by research tax credits and the foreign-derived intangible income deduction.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a corporate alternative minimum tax (CAMT) on adjusted financial statement income of certain large corporations and a 1% excise tax on share repurchases. The Company is not currently subject to the CAMT which became effective for tax years beginning after December 31, 2022. The 1% excise tax is generally applicable to publicly traded corporations for the net value of certain stock that the corporation repurchases during the year and is also effective for tax years beginning after December 31, 2022. The impact of any excise tax imposed on the Company for share repurchases is generally accounted for as an equity transaction with no consequences to the Company's results of operations, and this provision of the law does not currently have a material impact on the Company's financial condition. The IRA also includes significant extensions, expansions and enhancements related to climate and energy tax credits designed to encourage investment in the adoption and expansion of renewable and alternative energy sources. The Company continues to evaluate these energy credit provisions of the law in relation to our sustainability and environmental, social and governance initiatives.

As of December 31, 2023 and 2022, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

For additional discussion of income taxes and the effective income tax rate, see “Note 4. Income Taxes” in the Notes accompanying the audited Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income

	2023	2022	2021
Net income	$54,623	$171,886	$139,791

2023 compared with 2022

As a result of the factors described above, net income was $54.6 million in 2023 as compared to $171.9 million in 2022.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Twelve Months Ended December 31,
	2023	2022	2021
Net Income	$54,623	$171,886	$139,791
Non-cash stock-based compensation	8,313	10,279	11,299
Non-recurring, unusual or extraordinary income*	(4,472)	—	—
Non-cash amortization from acquisitions	2,126	1,815	239
Non-recurring M&A costs	—	277	172
Benefit from income taxes relating to reconciling items	(661)	(1,996)	(1,798)
Adjusted Net Income (non-GAAP)	59,929	182,261	149,703
Interest expense, net	7,485	2,781	5,023
Income tax expense - Adjusted	15,261	55,901	47,123
Depreciation and amortization - Adjusted	70,884	67,538	65,101
Adjusted EBITDA (non-GAAP)	$153,559	$308,481	$266,950

Sales	$1,533,599	$1,945,640	$1,684,625

Adjusted EBITDA Margin** (non-GAAP)	10.0%	15.9%	15.8%
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
**Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Twelve Months Ended December 31,
	2023	2022	2021
Numerator
Net Income	$54,623	$171,886	$139,791
Adjusted Net Income (non-GAAP)	59,929	182,261	149,703

Denominator
Weighted-average number of common shares outstanding - basic	27,302,254	27,969,436	28,152,876
Dilutive effect of equity awards and other stock-based holdings	705,376	1,061,671	892,310
Weighted-average number of common shares outstanding - diluted	28,007,630	29,031,107	29,045,186

EPS - Basic	$2.00	$6.15	$4.97
EPS - Diluted	$1.95	$5.92	$4.81
Adjusted EPS - Basic (non-GAAP)	$2.20	$6.52	$5.32
Adjusted EPS - Diluted (non-GAAP)	$2.14	$6.28	$5.15

Liquidity and Capital Resources

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below and in the risk factors previously disclosed in in Item 1A, Risk Factors. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements for the next twelve months and beyond. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures, dividends and liquidity reflecting disciplined capital deployment. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity, as well as comply with HSE regulations. While various macroeconomic conditions have created and could continue to create volatility in funding markets, we believe that our future cash from operations, together with cash on hand and our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in Item 1A, Risk Factors, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

At December 31, 2023, the Company had approximately $30 million of cash on hand with approximately $329 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures were approximately $107 million in 2023 compared to $89 million in 2022, reflecting increased spend due to replacement maintenance, growth and cost savings projects and enterprise programs.
We assumed from Honeywell all HSE liabilities and compliance obligations related to the past and future operations of our current business as of the spin-off, as well as all HSE liabilities associated with our three current manufacturing locations assumed from Honeywell that are used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on the Company's consolidated financial position and results of operations.

We expect that our primary cash requirements for 2024 will be to fund costs associated with ongoing operations, capital expenditures and amounts related to contractual obligations. See below under “Capital Expenditures” for more information regarding our capital expenditures in 2023, 2022 and 2021 and anticipated capital expenditures for 2024. Amounts related to contractual obligations are related to principal repayments and interest payments on leases, long-term debt, purchase obligations, estimated environmental compliance costs, and postretirement benefit obligations. We anticipate that our estimated environmental compliance costs will be approximately $1.7 million in aggregate for 2024 through 2028. This amount is related to what has been accrued as probable and reasonably estimable as of December 31, 2023. For information regarding material cash requirements from known contractual obligations with respect to lease obligations, long-term debt principal repayments and purchase obligations please refer to "Note 8. Leases", "Note 9. Long-term Debt and Credit Agreement" and "Note 13. Commitments and Contingencies", respectively, to the Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments are estimated based on the interest rate applicable as of December 31, 2023 and approximate $9.7 million per year, subject to changes in variable interest rates and additional obligations.

The Company made no cash contributions to the defined benefit pension plan during the year ended December 31, 2023. Additional contributions may be made in future years sufficient to satisfy pension funding requirements in those periods.

The Company made cash contributions to the defined contribution plan of $6.0 million and $5.9 million for the years ended December 31, 2023 and 2022, respectively.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of December 31, 2023 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	—
February 17, 2023	75.0	68.2
Totals	$225.0	$68.2

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

As of December 31, 2023, the Company had repurchased 5,848,475 shares of common stock, including 854,340 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $182.0 million at a weighted average market price of $31.12 per share. As of December 31, 2023, $68.2 million remained available for repurchase under the currently authorized repurchase program. During the period from January 1, 2024 through February 2, 2024, the Company repurchased an additional 64,678 shares at a weighted average market price of $26.39 per share under the currently authorized repurchase program.

At December 31, 2023, 2022 and 2021, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or financing activities with special-purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021 and has since declared and paid a dividend on a quarterly basis.

The Company increased its quarterly dividend by 10% ($0.145 to $0.160) and 16% ($0.125 to $0.145) during the third quarter of 2023 and 2022, respectively.

Dividends paid during 2023 and announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
2/16/2024	3/4/2024	3/18/2024	$0.160	$4.3
11/3/2023	11/14/2023	11/28/2023	$0.160	$4.3
8/4/2023	8/15/2023	8/29/2023	$0.160	$4.4
5/5/2023	5/16/2023	5/30/2023	$0.145	$4.0
2/17/2023	3/3/2023	3/17/2023	$0.145	$4.0

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

The Company paid dividends of approximately $16.7 million, $15.1 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

On October 27, 2021, the Company completed a refinancing of the Second Amended and Restated Credit Agreement by entering into a new Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Revolving Credit Facility”).

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ended December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at December 31, 2023 and through the date of the filing of this Annual Report on Form 10-K.

We had a borrowed balance of $115 million under the Revolving Credit Facility at December 31, 2022. We borrowed an incremental net amount of $55 million during 2023 bringing the balance under the Revolving Credit Facility to $170 million, and available credit for use of $329 million as of December 31, 2023. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

The Company had approximately $1 million of letter of credit agreements outstanding under the Revolving Credit Facility at December 31, 2023. There was no amount associated with bilateral letters of credit outside the Revolving Credit Facility.

Cash Flow Summary for the Years Ended December 31, 2023, 2022 and 2021

Our cash flows from operating, investing and financing activities for the years ended December 31, 2023, 2022 and 2021, as reflected in the audited Consolidated Financial Statements included in this Form 10-K, are summarized as follows:

	Years Ended December 31,
	2023	2022	2021
(Dollars in thousands)
Cash provided by (used for):
Operating activities	$117,550	$273,601	$218,849
Investing activities	(110,897)	(189,273)	(67,562)
Financing activities	(7,870)	(68,443)	(146,793)
Net change in cash and cash equivalents	$(1,217)	$15,885	$4,494

2023 compared with 2022

Net cash provided by operating activities decreased by $156.1 million for the year ended December 31, 2023 versus the prior year due primarily to (i) a $117.3 million decrease in net income and (ii) a $63.1 million unfavorable impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) year-over-year, with a $14.7 million unfavorable cash impact for the year ended December 31, 2023 compared to a $48.3 million favorable cash impact in the prior year period due primarily to the timing of payments, the unfavorable impact of customer advances and favorable inventory fluctuation, and (iii) a $25.6 million unfavorable impact from Deferred income taxes. These net unfavorable impacts were partially offset by (i) a $20.5 million favorable cash impact from Other assets and liabilities driven primarily by a reduction in the net pension liability due to contributions to the defined benefit pension plan in the prior year, and (ii) the favorable cash impact of $17.7 million and $17.2 million from Taxes payable and Taxes receivable, respectively, driven by the timing of income tax payments.

Cash used for investing activities decreased by $78.4 million for the year ended December 31, 2023 versus the prior year period due primarily to cash paid for the acquisition of U.S. Amines for approximately $97.5 million during the year ended December 31, 2022, compared to no acquisitions made during the year ended December 31, 2023 partially offset by an increase in cash paid for capital expenditures of approximately $17.9 million driven by an increase in replacement maintenance, growth and cost savings projects, and enterprise programs.

Cash used for financing activities decreased by $60.6 million for the year ended December 31, 2023 versus the prior year due to net borrowings on the credit facility of $55.0 million for the year ended December 31, 2023 compared to net payments of $20.0 million during the prior year. These net borrowings were partially offset by payments for share repurchases of $46.2 million and cash paid for dividends of approximately $16.7 million during the year ended December 31, 2023 compared to $33.7 million and $15.1 million during the prior year period, respectively.

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

The following table summarizes ongoing and expansion capital expenditures for the periods indicated.

	Years Ended December 31,
	2023	2022	2021
(Dollars in thousands)
Purchases of property, plant and equipment	$107,377	$89,449	$56,811

Capital expenditures increased $17.9 million from 2022 to 2023 reflecting increased spend due to replacement maintenance, growth and cost savings projects, and enterprise programs. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

For 2024, we expect our total capital expenditures to be approximately $140 million to $150 million reflecting increased spend to address critical enterprise risk mitigation and growth projects including our SUSTAIN (Sustainable U.S. Sulfate To Accelerate Increased Nutrition) program.

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

The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP is based on the selection and application of accounting policies that require management to make significant estimates and assumptions about the effects of matters that are inherently uncertain and that affect the reported amounts, including, but not limited to, inventory valuations, impairment of goodwill, stock-based compensation, long-term employee benefit obligations, income taxes and environmental matters. Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The Company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represent some of the more critical judgment areas in the applications of the Company’s accounting policies which could have a material effect on the Company’s financial position, results of operations or cash flows.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $195.6 million and $202.9 million at December 31, 2023 and 2022, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $95.2 million and $64.8 million higher at December 31, 2023 and 2022. Inventories valued at FIFO amounted to $16.2 million and $12.6 million at December 31, 2023 and 2022, respectively.

Goodwill – The Company had goodwill of $56.2 million at December 31, 2023 and 2022. Goodwill is subject to impairment testing annually and has historically been tested as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. Potential impairment is identified by comparing the fair value of a reporting unit to the carrying value, including goodwill. The Company completed its annual goodwill impairment test as of March 31, 2023 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

Beginning in the fourth quarter of 2023, and for subsequent annual periods thereafter, the Company voluntarily changed the annual impairment assessment date to the last day of our October close, and thus performed an additional impairment test during 2023 as of October 28, 2023. We believe this measurement date, which represents a change in the method of applying an accounting principle, better aligns with the timing of our strategic business planning process and financial forecasts, which are key components of the annual impairment tests and are typically completed in the fourth quarter of our fiscal year. Based on share price and current market trend, the Company determined it would not qualify for a qualitative analysis and thus performed a quantitative analysis. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and the carrying amount, not to exceed the associated carrying value of goodwill. Fair value for the reporting unit was determined based on a combination of the discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Management's cash flow projections for the reporting unit included significant judgements and assumptions, including revenue growth rate, EBITDA margin and weighted average cost of capital ("WACC") rate. Under the market approach, management uses selected financial information of publicly-traded companies that compare to the reporting unit to derive a market-based multiple. The Company completed its annual goodwill impairment test as of October 28, 2023 and, based on the results of the Company's assessment, it concluded that the estimated fair value of the reporting unit was in excess of its carrying value resulting in no impairment. Although management believes its estimate of fair value is reasonable, it is dependent on numerous economic and business assumptions and reflects management’s best estimates at a particular point in time. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. If future financial performance falls below the Company's expectations including prolonged unfavorable economic conditions, or there are negative revisions to significant assumptions, or if the Company's market capitalization declines, and if such a decline becomes indicative that the fair value of our reporting unit has declined below its carrying value, the Company may need to record a material, non-cash goodwill impairment charge in a future period. We performed a sensitivity analysis around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair value. Based on the sensitivity analysis performed for the reporting unit, a 50 basis point increase in the WACC or a 50 basis point decrease in the long-term growth rate, without any other changes to the valuation, would not result in the carrying value of the reporting unit being greater than the fair value.

Finite-Lived Intangible Assets – Other intangible assets with determinable lives consist of customer relationships, trademarks, patents and other intangibles and are amortized over their estimated useful lives, ranging from 5 to 20 years. As described in "Note 18. Acquisitions" to the consolidated financial statements included in Item 8 of this Form 10-K, in February 2022, the Company acquired U.S. Amines Limited ("U.S. Amines") for a purchase price of approximately $97 million, net of cash acquired. The acquisition included intangible assets of $34 million consisting primarily of customer relationships, which reflects the value of the benefit derived from incremental revenue and related cash flows that are a direct result of the customer relationships in the amount of approximately $33 million. The fair value for the customer relationships intangible asset was determined by management using the multi-period excess earnings method. Management applied significant judgments and assumptions in determining the fair value of the customer relationships including gross margin rates, the discount rate, and customer attrition rate.

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

A 25 basis point increase in the discount rate would result in a decrease of approximately $0.1 million to the net periodic benefit cost for 2024, while a 25 basis point decrease in the discount rate would result in an increase of approximately $0.1 million to the net periodic benefit cost for 2024. The resulting impact on the pension benefit obligation would be a decrease of $2.9 million and an increase of $3.1 million, respectively.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

Based on current borrowing levels at December 31, 2023, a 25-basis point fluctuation in interest rates for the year ended December 31, 2023 would have resulted in an increase or decrease to our interest expense of approximately $0.4 million.

See “Note 12. Derivative and Hedging Instruments” to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion relating to credit and market, commodity price and interest rate risk management.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

To the Board of Directors and Stockholders of AdvanSix Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AdvanSix Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Quantitative Goodwill Impairment Assessment

As described in Note 2 to the consolidated financial statements, the Company’s goodwill balance was $56 million as of December 31, 2023. Goodwill is subject to impairment testing annually and has historically been tested as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. As of March 31, 2023, based on the results of management’s assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test. Beginning in the fourth quarter of 2023, management changed the annual impairment assessment date to the last day of October close and performed an additional impairment assessment as of October 28, 2023. Due to the share price and current market trend, management performed a quantitative impairment assessment as of October 28, 2023. Potential impairment is identified by comparing the fair value of the reporting unit to its carrying value, including goodwill. Fair value for the reporting unit is estimated by management based on a combination of the discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Management’s cash flow projections for the reporting unit included significant judgments and assumptions, including revenue growth rate, EBITDA margin, and weighted average cost of capital rate. Under the market approach, management uses selected financial information of publicly-traded companies that compare to the reporting unit to derive a market-based multiple.

The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rate, EBITDA margin, and weighted average cost of capital rate used in the income approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rate, EBITDA margin, and weighted average cost of capital rate. Evaluating management’s assumptions related to the revenue growth rate and EBITDA margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the weighted average cost of capital rate assumption.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 16, 2024

We have served as the Company’s auditor since 2015.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Sales	$1,533,599	$1,945,640	$1,684,625
Costs, expenses and other:
Costs of goods sold	1,368,511	1,631,161	1,410,503
Selling, general and administrative expenses	95,538	87,748	82,985
Interest expense, net	7,485	2,781	5,023
Other non-operating (income) expense, net	(7,158)	(1,841)	998
Total costs, expenses and other	1,464,376	1,719,849	1,499,509

Income before taxes	69,223	225,791	185,116
Income tax expense	14,600	53,905	45,325
Net income	$54,623	$171,886	$139,791

Earnings per common share
Basic	$2.00	$6.15	$4.97
Diluted	$1.95	$5.92	$4.81
Weighted average common shares outstanding
Basic	27,302,254	27,969,436	28,152,876
Diluted	28,007,630	29,031,107	29,045,186

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$54,623	$171,886	$139,791
Foreign exchange translation adjustment	63	14	(43)
Cash-flow hedges	(150)	688	1,789
Pension obligation adjustments	140	1,640	7,847
Other comprehensive income, net of tax	53	2,342	9,593
Comprehensive income	$54,676	$174,228	$149,384

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$29,768	$30,985
Accounts and other receivables – net	165,393	175,429
Inventories – net	211,831	215,502
Taxes receivable	1,434	9,771
Other current assets	11,378	9,241
Total current assets	419,804	440,928
Property, plant and equipment – net	852,642	811,065
Operating lease right-of-use assets	95,805	114,688
Goodwill	56,192	56,192
Intangible assets	46,193	49,242
Other assets	25,384	23,216
Total assets	$1,496,020	$1,495,331
LIABILITIES
Current liabilities:
Accounts payable	$259,068	$272,740
Accrued liabilities	44,086	48,820
Operating lease liabilities – short-term	32,053	37,472
Income taxes payable	8,033	30
Deferred income and customer advances	15,678	34,430
Total current liabilities	358,918	393,492
Deferred income taxes	151,059	160,409
Operating lease liabilities – long-term	63,961	77,571
Line of credit – long-term	170,000	115,000
Postretirement benefit obligations	3,660	—
Other liabilities	9,185	10,679
Total liabilities	756,783	757,151

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 32,598,946 shares issued and 26,750,471 outstanding at December 31, 2023; 31,977,593 shares issued and 27,446,520 outstanding at December 31, 2022	326	320
Preferred stock, par value $0.01; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and 2022	—	—
Treasury stock at par (5,848,475 shares at December 31, 2023; 4,531,073 shares at December 31, 2022)	(58)	(45)
Additional paid-in capital	138,046	174,585
Retained earnings	605,067	567,517
Accumulated other comprehensive loss	(4,144)	(4,197)
Total stockholders' equity	739,237	738,180
Total liabilities and stockholders' equity	$1,496,020	$1,495,331

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$54,623	$171,886	$139,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,010	69,353	65,340
Loss on disposal of assets	1,281	1,521	1,711
Deferred income taxes	(9,347)	16,228	4,702
Stock-based compensation	8,313	10,279	11,299
Amortization of deferred financing fees	618	618	677
Operational asset adjustments	(4,472)	—	—
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	21,489	17,842	(53,772)
Inventories	3,286	(57,043)	31,227
Taxes receivable	8,337	(8,824)	11,342
Accounts payable	(20,756)	55,863	15,676
Income taxes payable	8,003	(9,693)	9,717
Accrued liabilities	(5,569)	(3,122)	14,654
Deferred income and customer advances	(18,752)	31,681	(23,630)
Other assets and liabilities	(2,514)	(22,988)	(9,885)
Net cash provided by operating activities	117,550	273,601	218,849

Cash flows from investing activities:
Expenditures for property, plant and equipment	(107,377)	(89,449)	(56,811)
Acquisition of businesses	—	(97,456)	(9,523)
Other investing activities	(3,520)	(2,368)	(1,228)
Net cash used for investing activities	(110,897)	(189,273)	(67,562)

Cash flows from financing activities:
Borrowings from line of credit	437,000	434,500	176,000
Payments of line of credit	(382,000)	(454,500)	(316,000)
Payment of line of credit facility fees	—	—	(2,442)
Principal payments of finance leases	(938)	(926)	(735)
Dividend payments	(16,657)	(15,073)	(3,518)
Purchase of treasury stock	(46,151)	(33,748)	(652)
Issuance of common stock	876	1,304	554
Net cash used for financing activities	(7,870)	(68,443)	(146,793)

Net change in cash and cash equivalents	(1,217)	15,885	4,494
Cash and cash equivalents at beginning of year	30,985	15,100	10,606
Cash and cash equivalents at the end of year	$29,768	$30,985	$15,100
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$22,660	$14,879	$11,720
Supplemental cash activities:
Cash paid for interest	$7,086	$2,239	$4,459
Cash paid for income taxes	$7,790	$56,170	$31,000

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2020	31,627,139	316	184,732	275,243	(36)	(16,132)	444,123

Net Income	—	—	—	139,791	—	—	139,791
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(43)	(43)
Cash-flow hedges	—	—	—	—	—	1,789	1,789
Pension obligation adjustments	—	—	—	—	—	7,847	7,847
Other comprehensive income (loss), net of tax	—	—	—	—	—	9,593	9,593
Issuance of common stock	128,291	2	552	—	—	—	554
Acquisition of treasury shares ( 21,564 shares)	—	—	(652)	—	—	—	(652)
Stock-based compensation	—	—	11,299	—	—	—	11,299
Dividends	—	—	—	(3,518)	—	—	(3,518)
Balance at December 31, 2021	31,755,430	318	195,931	411,516	(36)	(6,539)	601,190
Net Income	—	—	—	171,886	—	—	171,886
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	14	14
Cash-flow hedges	—	—	—	—	—	688	688
Pension obligation adjustments	—	—	—	—	—	1,640	1,640
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,342	2,342
Issuance of common stock	222,163	2	1,302	—	—	—	1,304
Acquisition of treasury shares ( 915,597 shares)	—	—	(33,739)	—	(9)	—	(33,748)
Stock-based compensation	—	—	10,279	—	—	—	10,279
Dividends	—	—	812	(15,885)	—	—	(15,073)
Balance at December 31, 2022	31,977,593	320	174,585	567,517	(45)	(4,197)	738,180
Net Income	—	—	—	54,623	—	—	54,623
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	63	63
Cash-flow hedges	—	—	—	—	—	(150)	(150)
Pension obligation adjustments	—	—	—	—	—	140	140
Other comprehensive income (loss), net of tax	—	—	—	—	—	53	53
Issuance of common stock	621,353	6	870	—	—	—	876
Acquisition of treasury shares (1,317,402 shares)	—	—	(46,138)	—	(13)	—	(46,151)
Stock-based compensation	—	—	8,313	—	—	—	8,313
Dividends	—	—	416	(17,073)	—	—	(16,657)
Balance at December 31, 2023	32,598,946	$326	$138,046	$605,067	$(58)	$(4,144)	$739,237

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts or unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix”, the “Company”, “we,” "us" or “our”) is a diversified chemistry company playing a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients and chemical intermediates, guided by our core values of Safety, Integrity, Accountability and Respect.

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

Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $2.9 million at December 31, 2023 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

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

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices, and generally they do not include take-or-pay terms. Instead, each customer agreement, the majority of which have a term of at least one year, is typically determined by monthly or quarterly volume estimates. We may also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2023 and 2022, we had no contracts with notional amounts related to forward commodity agreements.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $195.6 million and $202.9 million at December 31, 2023 and 2022, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $95.2 million and $64.8 million higher at December 31, 2023 and 2022. Inventories valued at FIFO amounted to $16.2 million and $12.6 million at December 31, 2023 and 2022, respectively.

Property, Plant, Equipment – Property, plant, equipment asset values are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 35 years for machinery and equipment. Our machinery and equipment includes (1) assets used in short production cycles or subject to high corrosion, such as instrumentation, controls and insulation systems with useful lives of 3 to 30 years, (2) standard plant assets, such as boilers and railcars, with useful lives ranging from 3 to 30 years and (3) major process equipment that can be used for long durations with effective preventative maintenance and repair, such as cooling towers, compressors, tanks and turbines with useful lives ranging from 3 to 35 years. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life.

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

Goodwill – The Company had goodwill of $56.2 million at December 31, 2023 and 2022. Goodwill is subject to impairment testing annually and has historically been tested as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. Potential impairment is identified by comparing the fair value of a reporting unit to the carrying value, including goodwill. The Company completed its annual goodwill impairment test as of March 31, 2023 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

Beginning in the fourth quarter of 2023, and for subsequent annual periods thereafter, the Company voluntarily changed the annual impairment assessment date to the last day of our October close, and thus performed an additional impairment test during 2023 as of October 28, 2023. We believe this measurement date, which represents a change in the method of applying an accounting principle, better aligns with the timing of our strategic business planning process and financial forecasts, which are key components of the annual impairment tests and are typically completed in the fourth quarter of our fiscal year. Based on share price and current market trend, the Company determined it would not qualify for a qualitative analysis and thus performed a quantitative analysis. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and the carrying amount, not to exceed the associated carrying value of goodwill. Fair value for the reporting unit was determined based on a combination of the discounted future cash flow model (income approach) and the application of current market multiples for comparable publicly-traded companies (market approach). Under the income approach, the fair value of the reporting unit is estimated based on the discounted present value of the projected future cash flows. Management's cash flow projections for the reporting unit included significant judgements and assumptions, including revenue growth rate, EBITDA margin and weighted average cost of capital rate. Under the market approach, management uses selected financial information of publicly-traded companies that compare to the reporting unit to derive a market-based multiple. The Company completed its annual goodwill impairment test as of October 28, 2023 and, based on the results of the Company's assessment, it concluded that the estimated fair value of the reporting unit was in excess of its carrying value resulting in no impairment. Although management believes its estimate of fair value is reasonable, it is dependent on numerous economic and business assumptions and reflects management’s best estimates at a particular point in time. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. If future financial performance falls below the Company's expectations including prolonged unfavorable economic conditions, or there are negative revisions to significant assumptions, or if the Company's market capitalization declines, and if such a decline becomes indicative that the fair value of our reporting unit has declined below its carrying value, the Company may need to record a material, non-cash goodwill impairment charge in a future period.

Finite-Lived Intangible Assets – Other intangible assets with determinable lives consist of customer relationships, trademarks, patents and other intangibles and are amortized over their estimated useful lives, ranging from 5 to 20 years. As described in "Note 18. Acquisitions" to the consolidated financial statements included in Item 8 of this Form 10-K, in February 2022, the Company acquired U.S. Amines Limited ("U.S. Amines") for a purchase price of approximately $97 million, net of cash acquired. The acquisition included intangible assets of $34 million consisting primarily of customer relationships, which reflects the value of the benefit derived from incremental revenue and related cash flows that are a direct result of the customer relationships in the amount of approximately $33 million. The fair value for the customer relationships intangible asset was determined by management using the multi-period excess earnings method. Management applied significant judgments and assumptions in determining the fair value of the customer relationships including gross margin rates, the discount rate, and customer attrition rate.

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

Research and Development – AdvanSix conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications consisting primarily of labor costs and depreciation and maintenance costs. R&D costs are charged to expense as incurred. Such costs are included in costs of goods sold and were $9.8 million, $12.5 million, and $14.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

On December 13, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The amendments also require that the Company disclose the following (net of refunds received): (1) the amount of income taxes paid disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. Additionally, the amendments in this update eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or to make a statement that an estimate of the range cannot be made, and remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption of the amendments in this update are permitted for annual financial statements that have not yet been issued. The Company is evaluating the pronouncement and does not expect adoption to have a material impact on the Company's consolidated financial position or results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require incremental disclosures about the Company's reportable segments, but do not change the definition of a segment or the guidance for determining reportable segments. The incremental disclosures should include (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) an amount for other segment items by reportable segment and a description of its composition, (3) profit or loss and assets currently required by Topic 280 in interim periods, (4) clarification if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources and (5) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Additionally, public entities should apply the amendments retrospectively to all prior periods presented in the financial statements, unless impractical. The Company is evaluating the pronouncement and does not expect adoption to have a material impact on the Company's consolidated financial position or results of operations.

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

Note 3. Revenue

We serve approximately 400 customers annually in approximately 50 countries and across a wide variety of industries. For 2023, 2022 and 2021, the Company's ten largest customers accounted for approximately 39%, 39% and 40% of total sales, respectively.

We typically sell to customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. ("Shaw"), a significant consumer of caprolactam and Nylon 6 resin. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. Sales to Shaw were 11% of our total sales for the year ended December 31, 2023, 12% for the year ended December 31, 2022 and 12% for the year ended December 31, 2021.

The Company’s revenue by product line, and related approximate percentage of total sales for 2023, 2022 and 2021 were as follows:

	Twelve Months Ended December 31, 2023 and 2022
	2023		2022		2021
Nylon	$356,632	23%	$485,241	25%	$422,897	25%
Caprolactam	298,375	19%	319,863	16%	316,132	19%
Ammonium Sulfate	440,915	29%	629,021	33%	401,092	24%
Chemical Intermediates	437,677	29%	511,515	26%	544,504	32%
	$1,533,599	100%	$1,945,640	100%	$1,684,625	100%

The Company’s revenues by geographic area, and related approximate percentage of total sales for 2023, 2022 and 2021 were as follows:

	Twelve Months Ended December 31, 2023 and 2022
	2023		2022		2021
United States	$1,250,094	82%	$1,622,537	83%	$1,382,464	82%
International	283,505	18%	323,103	17%	302,161	18%
Total	$1,533,599	100%	$1,945,640	100%	$1,684,625	100%

Deferred Income and Customer Advances

The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the twelve months ended December 31, 2023:

Deferred Income and Customer Advances	2023
Opening balance January 1, 2023	$34,430
Additional cash advances	21,916
Less amounts recognized in revenues	(40,668)
Ending balance December 31, 2023	$15,678

The Company expects to recognize as revenue the December 31, 2023 ending balance of Deferred income and customer advances within one year or less.

Note 4. Income Taxes

	Years Ended December 31,
	2023	2022	2021
Income before taxes
U.S.	$69,055	$225,640	$184,963
Non-U.S.	168	151	153
	$69,223	$225,791	$185,116

Income taxes
Income tax expense (benefit) consists of:

	Years Ended December 31,
	2023	2022	2021
Current Provision (benefit):
Federal	$20,707	$31,165	$34,079
State	3,159	6,463	6,504
Non-U.S.	47	48	35
Total current provision (benefit)	$23,913	$37,676	$40,618
Deferred Provision (benefit):
Federal	$(8,886)	$13,874	$2,256
State	(427)	2,355	2,445
Non-U.S.	—	—	6
Total deferred provision (benefit)	(9,313)	16,229	4,707
Total income tax expense (benefit)	$14,600	$53,905	$45,325

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes	2.9%	3.1%	3.0%
U.S. state income tax rate change	0.2%	—%	0.8%
Excess tax benefits of equity compensation	(1.5)%	—%	—%
Executive compensation limitations	1.0%	0.7%	1.0%
Research and other tax credits	(1.3)%	(0.3)%	(0.3)%
Foreign derived intangible income deduction	(0.9)%	(0.7)%	(0.9)%
Other, net	(0.3)%	0.1%	(0.1)%
	21.1%	23.9%	24.5%

The Company's effective income tax rate for 2023 approximated the U.S. Federal statutory rate of 21%. Increases to the effective income tax rate due primarily to state taxes and executive compensation limitations, were materially offset by research tax credits, excess tax benefits of equity compensation and the foreign-derived intangible income deduction.

The Company's effective income tax rate for 2022 and 2021 was higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations partially offset by research tax credits and the foreign-derived intangible income deduction.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a corporate alternative minimum tax ("CAMT") on adjusted financial statement income of certain large corporations and a 1% excise tax on share repurchases. The Company is not currently subject to the CAMT which became effective for tax years beginning after December 31, 2022. The 1% excise tax is generally applicable to publicly traded corporations for the net value of certain stock that the corporation repurchases during the year and is also effective for tax years beginning after December 31, 2022. The impact of any excise tax imposed on the Company for share repurchases is generally accounted for as an equity transaction with no consequences to the Company's results in operations, and this provision of the law does not currently have a material impact on the Company's financial condition. The IRA also includes significant extensions, expansions and enhancements related to climate and energy tax credits designed to encourage investment in the adoption and expansion of renewable and alternative energy sources. The Company continues to evaluate these energy credit provisions of the law in relation to our sustainability and environmental, social and governance initiatives.

The Pillar Two Global Anti-Base Erosion rules issued by the Organization for Economic Co-operation and Development ("OECD"), a global policy forum, introduced a global minimum tax of 15% which would apply to multinational groups with consolidated financial statement revenue in excess of EUR 750 million. Nearly all OECD member jurisdictions have agreed in principle to adopt these provisions and numerous jurisdictions, including jurisdictions where the Company operates, have enacted these rules effective January 1, 2024. The Company has evaluated the impact of these rules and currently believes they will not have any material impact on financial results through 2026 due to certain transitional safe harbors. We will continue to monitor and refine our assessment as further guidance is made available.

As of December 31, 2023 and 2022, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The company closed its federal tax examination for periods 2017 through 2019 in January 2023. There are no current material tax examinations by state or foreign tax authorities; however, tax years 2019 through 2023 generally remain open under the statute of limitations and are subject to examination by the tax authorities.

Deferred tax assets (liabilities)

The tax effects of temporary differences which give rise to future income tax benefits and expenses are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$36	$44
Accruals and reserves	2,943	4,197
Capitalization of research expenses	6,624	4,234
Inventory	9,394	1,094
Pension obligation	1,726	—
Operating lease liability	23,031	27,551
Equity compensation	3,025	2,800
Total gross deferred tax assets	46,779	39,920
Less: Valuation Allowance	—	—
Total deferred tax assets	$46,779	$39,920

Deferred tax liabilities:
Property, plant & equipment	$(160,071)	$(160,019)
Intangibles	(11,156)	(11,164)
Operating lease asset	(22,981)	(27,466)
Other	(3,630)	(1,680)
Total deferred tax liabilities	(197,838)	(200,329)
Net deferred taxes	$(151,059)	$(160,409)

The net deferred taxes are primarily related to U.S. operations. The Company has no material state net operating losses (NOL) carryforwards and no federal or state tax credit carryforwards remaining as of December 31, 2023. We believe that the state NOL carryforward and other deferred tax assets are more likely than not to be realized and we have not recorded a valuation allowance against the deferred tax assets.

In February 2022, the Company acquired the stock of U.S. Amines. Under purchase accounting rules, a net deferred tax liability of approximately $10.1 million was recorded in the period related to the adjustment of the acquired assets and liabilities to fair value. See “Note 18. Acquisitions" for further details.

As of December 31, 2023 and 2022, there was a $6.6 million and $4.2 million Deferred tax asset, respectively noted in the table above as Capitalization of research expenses. This relates to a provision within the Tax Cuts and Jobs Act, which requires, for tax purposes, the capitalization and amortization of research and development expenses effective for years beginning after December 31, 2021. There continues to be potential legislation surrounding this provision in the law that we monitor. On January 31, 2024, the U.S. House of Representatives approved a tax bill, which among other provisions, aims to reinstate 100% bonus depreciation for property placed in service in 2023 and through 2025 and to allow taxpayers to expense domestic research costs retroactively back to 2022 and prospectively through tax years beginning before 2026. Enactment remains uncertain and the Company continues to monitor the ongoing developments in the proposed legislation.

The Company's accounting policy is to record the tax impacts of Global intangible low-taxed income as a period cost.

As of December 31, 2023 and 2022, there were no material undistributed earnings of the Company's non-U.S. subsidiaries and, as such, we have not provided a deferred tax liability for undistributed earnings.

Note 5. Accounts and Other Receivables – Net

	December 31,
	2023	2022
Accounts receivables	$155,267	$171,923
Other	10,959	4,100
Total accounts and other receivables	166,226	176,023
Less – allowance for doubtful accounts	(833)	(594)
Total accounts and other receivables – net	$165,393	$175,429

The roll-forward of allowance for doubtful accounts are summarized in the table below:

	Balance at Beginning of Year	Charged / (Credited) to Costs	Charged to Other Accounts (1)	Bad Debt Write-Offs (1)	Balance at End of Year
Year ended December 31, 2023	$594	$458	$47	$(266)	$833
Year ended December 31, 2022	1,495	(1,122)	—	221	594
Year ended December 31, 2021	1,471	—	—	24	1,495
(1) No Impact to Statement of Operations

Note 6. Inventories

	December 31,
	2023	2022
Raw materials	$159,240	$126,060
Work in progress	54,936	64,669
Finished goods	61,891	60,711
Spares and other	30,931	28,892
	306,998	280,332
Reduction to LIFO cost basis	(95,167)	(64,830)
Total inventories	$211,831	$215,502

Substantially all of the Company’s inventories at December 31, 2023 and December 31, 2022 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 8% was valued at average cost using the first-in, first-out (“FIFO”) method at December 31, 2023.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $65.3 million and $58.2 million at December 31, 2023 and December 31, 2022, respectively.

Note 7. Property, Plant, Equipment – Net

	December 31,
	2023	2022
Land and improvements	$11,761	$11,761
Machinery and equipment	1,621,636	1,561,714
Buildings and improvements	228,379	219,417
Construction in progress	66,875	34,761
	1,928,651	1,827,653
Less – accumulated depreciation	(1,076,009)	(1,016,588)
Total property, plant, equipment – net	$852,642	$811,065

Capitalized interest was $3,375, $2,589 and $2,565 for the years ended December 31, 2023, 2022 and 2021, respectively.

Depreciation expense was $67,528, $64,087 and $61,405 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The components of lease expense were as follows:

	Years Ended December 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$932	$917
Interest on lease liabilities	106	53
Total finance lease cost	1,038	970
Operating lease cost	47,148	43,668
Short-term lease cost	5,415	5,338
Total lease cost	$53,601	$49,976

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,196	$42,715
Operating cash flows from finance leases	106	49
Financing cash flows from finance leases	938	926
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,818	14,124
Finance leases	1,325	1,223

Supplemental balance sheet information related to leases was as follows:

	Years Ended December 31,
	2023	2022
Operating Leases
Operating lease right-of-use assets	$95,805	$114,688
Operating lease liabilities – short term	32,053	37,472
Operating lease liabilities – long term	63,961	77,571
Total operating lease liabilities	$96,014	$115,043
Finance Leases
Property, plant and equipment – gross	$3,528	$2,338
Accumulated depreciation	(1,369)	(572)
Property, plant and equipment – net	$2,159	$1,766
Accounts payable	$797	$770
Other liabilities	1,400	988
Total finance lease liabilities	$2,197	$1,758
Weighted Average Remaining Lease Term
Operating leases	9.1 years	8.5 years
Finance leases	3.3 years	2.9 years
Weighted Average Discount Rate
Operating leases	6.40%	5.61%
Finance leases	6.71%	4.04%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024	$37,517	$928
2025	25,730	673
2026	15,021	429
2027	8,211	309
2028	5,714	143
Thereafter	41,413	—
Total lease payments	133,606	2,482
Less imputed interest	(37,592)	(285)
Total	$96,014	$2,197

As of December 31, 2023, we have additional operating leases that have not yet commenced for approximately $114.2 million. These leases will commence during 2023 with lease terms of up to 7 years.

Note 9. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2023 consisted of the following:

Total term loan outstanding	$—
Amounts outstanding under the Revolving Credit Facility	170,000
Total outstanding indebtedness	170,000
Less: amounts expected to be repaid within one year	—
Total long-term debt due after one year	$170,000

At December 31, 2023, the Company assessed the Revolving Credit Facility (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

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

On October 27, 2021, the Company completed a refinancing of the Second Amended and Restated Credit Agreement by entering into a new Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Revolving Credit Facility”).

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ended December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at December 31, 2023 and through the date of the filing of this Annual Report on Form 10-K.

Note 10. Postretirement Benefit Obligations

Defined Contribution Benefit Plan

On January 1, 2017, the Company established a defined contribution plan which covers all eligible U.S. employees. Our plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis to save for their future retirement needs. The Company matches 50% or 75% of the first 8% of contributions for employees covered by a collective bargaining agreement, dependent upon the terms of the respective collective bargaining agreement and matches 75% of the first 8% of the employee’s contribution election for all other employees. The plan’s matching contributions vest after three years of service with the Company. The Company may also provide an additional discretionary retirement savings contribution which is at the sole discretion of the Company. The Company made contributions to the defined contribution plan of $6,028, $5,920 and $5,874 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Change in benefit obligation:	2023	2022	2021
Benefit obligation at January 1,	$80,174	$91,389	$89,137
Service Cost	4,906	6,860	7,817
Interest Cost	4,048	2,436	2,071
Actuarial losses (gains)	6,636	(18,665)	(6,342)
Benefits Paid	(2,494)	(1,846)	(1,294)
Benefit obligation at December 31,	$93,270	$80,174	$91,389

Change in plan assets:
Fair value of plan assets at January 1,	77,362	71,252	48,444
Actual return on plan assets	11,216	(12,044)	6,572
Benefits paid	(2,494)	(1,846)	(1,294)
Company Contributions	—	20,000	17,530
Fair value of plan assets at December 31,	86,084	77,362	71,252

Under-Funded status of plan	$7,186	$2,812	$20,137

Amounts recognized in Balance Sheet consists of:
Accrued pension liabilities-current (1)	$3,526	$2,812	$1,894
Accrued pension liabilities-noncurrent (2)	3,660	—	18,243
Total pension liabilities recognized	$7,186	$2,812	$20,137

(1) Included in accrued liabilities on Balance Sheet
(2) Included in postretirement benefit obligations on Balance Sheet

Pension amount recognized in accumulated other comprehensive loss (income) associated with the Company's pension plan are as follows for:

	Years Ended December 31,
	2023	2022	2021
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net actuarial (gain) loss	(1,271)	(1,087)	1,071
Pension amounts recognized in other comprehensive loss (income)	$(1,271)	$(1,087)	$1,071

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for our pension plan include the following components:

	Years Ended December 31,
	2023	2022	2021
Net periodic pension cost (benefit)
Service cost	$4,906	$6,860	$7,817
Interest cost	4,048	2,436	2,071
Expected return on plan assets	(4,396)	(4,463)	(2,924)
Recognition of actuarial losses	—	—	345
Net periodic Pension Cost	4,558	4,833	7,309
Other changes in benefits obligations recognized in other comprehensive loss (income)
Actuarial losses (gains)	(184)	(2,157)	(10,335)
Total recognized in other comprehensive income	(184)	(2,157)	(10,335)
Total net periodic pension cost (benefit) recognized in Other comprehensive income	$4,374	$2,676	$(3,026)

The estimated actuarial loss (gain) that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2023 and 2022 was nil.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our pension plan were as follows:

Key actuarial assumptions used to determine benefit obligations at December 31,	2023	2022	2021
Effective discount rate for benefit obligation	5.1%	5.3%	3.1%
Expected annual rate of compensation increase	2.9%	2.9%	2.4%

Key actuarial assumptions used to determine the net periodic benefit cost for the years ended December 31,	2023	2022	2021
Effective discount rate for service cost	5.3%	3.1%	2.9%
Effective discount rate for interest cost	5.1%	2.7%	2.3%
Expected long-term rate of return	6.5%	6.5%	6.8%
Expected annual rate of compensation increase	2.9%	2.4%	2.4%

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

The accumulated benefit obligation for our pension plan was $81.3 million, $69.3 million and $79.6 million as of December 31, 2023, 2022 and 2021, respectively.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid during the following years:

2024	$3,526
2025	4,079
2026	4,657
2027	5,174
2028	5,618
Thereafter	35,010

Our general funding policy for our pension plan is to contribute amounts at least sufficient to satisfy regulatory funding standards. The Company made pension plan contributions sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan as follows:

	Years Ended December 31,
	2023	2022	2021
1st Quarter	$—	$—	$1,200
2nd Quarter	—	10,000	3,620
3rd Quarter	—	5,000	12,710
4th Quarter	—	5,000	—
Total	$—	$20,000	$17,530

The Company expects to make pension plan contributions during 2024 sufficient to satisfy pension funding requirements of nil to $5.0 million as well as evaluate contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

The target asset allocation percent for the Company's pension plan assets is summarized as follows:

	Years Ended December 31,
	2023	2022
Cash and cash equivalents	3%	2%
US and non-US equity securities	64%	65%
Fixed income / real estate / other securities	33%	33%
Total Pension Assets	100%	100%

Fixed income and other securities include investment grade securities covering the Treasury, agency, asset-backed, mortgage-backed and credit sectors of the U.S. Bond Market, as well as listed real estate companies and real estate investment trusts located in both developed and emerging markets.

	Fair Value at December 31,
Fair Value Measurements	2023	2022	2021
Investments valued using NAV per share
Emerging Markets Region Equities	$4,839	$4,427	$4,249
International Region Equities	16,975	14,370	13,303
United States Equities	38,324	31,235	34,273
United States Bonds	22,987	20,115	17,357
Real Estate	1,391	1,563	599
Cash Fund	1,567	5,652	1,471
Total Pension Plan Assets at Fair Value	$86,083	$77,362	$71,252

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

The Company’s Consolidated Balance Sheets include Cash and cash equivalents, Accounts receivable and Accounts payable all of which are recorded at amounts which approximate fair value.

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

The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at December 31, 2023 and December 31, 2022, respectively. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in the cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices and generally do not include take-or-pay terms. We may also enter into forward commodity contracts with third-parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2023 and 2022, we had zero contracts with notional amounts related to forward commodity agreements.

Interest Rate Risk Management – The Company entered into an interest rate swap agreement for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception, was effective July 31, 2019 and matured on February 21, 2023. In accordance with ASC 815, the Company designated the interest rate swap as a cash flow hedge of floating-rate borrowings. The interest rate swap converted the Company's interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. The interest rate swap involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the interest rate swap without an exchange of the underlying principal amount. At December 31, 2023, the Company has no derivatives designated as hedging instruments under ASC 815 and has had no fair value adjustments related to cash flow hedging for the year ended December 31, 2023.

For the year ended December 31, 2023, the Company reclassified a gain of $0.2 million on the cash flow hedge from Accumulated other comprehensive income ("AOCI") to earnings.

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

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2024.

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

Future minimum payments for these unconditional purchase obligations as of December 31, 2023 are as follows (dollars in thousands):

Year	Amount
2024	$432,233
2025	14,884
2026	7,695
2027	6,787
2028	5,940
Thereafter	71,280
$538,819

Note 14. Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Postretirement Benefit Obligations Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2020	$(5,069)	$(8,729)	$(2,334)	$(16,132)

Other comprehensive income (loss)	(43)	10,334	519	10,810
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1,836	1,836
Income tax expense (benefit)	—	(2,487)	(566)	(3,053)
Current period change	(43)	7,847	1,789	9,593
Balance at December 31, 2021	(5,112)	(882)	(545)	(6,539)

Other comprehensive income (loss)	14	2,158	1,576	3,748
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(671)	(671)
Income tax expense (benefit)	—	(518)	(217)	(735)
Current period change	14	1,640	688	2,342
Balance at December 31, 2022	(5,098)	758	143	(4,197)

Other comprehensive income (loss)	63	184	(197)	50
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax expense (benefit)	—	(44)	47	3
Current period change	63	140	(150)	53
Balance at December 31, 2023	$(5,035)	$898	$(7)	$(4,144)

Note 15. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021
Basic
Net Income	$54,623	$171,886	$139,791

Weighted average common shares outstanding	27,302,254	27,969,436	28,152,876

EPS – Basic	$2.00	$6.15	$4.97

	Years Ended December 31,
	2023	2022	2021
Diluted
Net Income	$54,623	$171,886	$139,791

Weighted average common shares outstanding – Basic	27,302,254	27,969,436	28,152,876

Dilutive effect of unvested equity awards	705,376	1,061,671	892,310

Weighted average common shares outstanding – Diluted	28,007,630	29,031,107	29,045,186

EPS – Diluted	$1.95	$5.92	$4.81

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2023, 2022 and 2021, stock options of 475,359, 172,808 and 400,205, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

In September 2017, the Board of Directors (the "Board") adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund. Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix common stock upon distribution. As of December 31, 2023, a total of 75,669 units were allocated to the AdvanSix stock unit fund under the DCP.

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid in capital. During 2023, the Company had repurchased 1,317,402 shares of common stock, including 261,364 shares withheld to cover the tax withholding obligations in connection with the vesting awards, for an aggregate of $45.9 million at a weighted average market price of $34.86 per share. The purchase of shares reduces the weighted average number of shares outstanding in the basic and diluted earnings per share calculations.

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

Under the terms of the Equity Plan, there were approximately 2,200,000 shares of AdvanSix common stock available for future grants of full-value awards at December 31, 2023.

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

The following table summarizes information about RSU activity related to the Equity Plan:

	Number of Restricted Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2020	432	$18.94
Granted	153	29.64
Vested	(115)	23.51
Forfeited	(28)	11.07
Non-vested at December 31, 2021	442	22.11
Granted	129	39.44
Vested	(110)	30.00
Forfeited	(65)	22.25
Non-vested at December 31, 2022	396	25.53
Granted	178	$34.75
Vested	(218)	$15.83
Forfeited	(19)	$38.92
Non-vested at December 31, 2023	337	$35.97

As of December 31, 2023, there was approximately $5.8 million of total unrecognized compensation cost related to non-vested RSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.2 years.

The following table summarizes information about the income statement impact from RSUs for the Years Ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Compensation expense	$4,049	$3,471	$3,544
Future income tax benefit recognized	$1,107	$927	$887

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

The following table summarizes information about the income statement impact from stock options for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
Compensation expense	$1,651	$1,467	$1,410
Future income tax benefit recognized	$1,215	$1,033	$1,030

The fair value related to stock options granted was determined using Black-Scholes option pricing model and the weighted average assumptions are shown in the table below:

	Years Ended December 31,
Key Black-Scholes Assumptions	2023	2022	2021
Risk-free interest rate	4.1%	1.8%	.8%
Expected term (years)	6	6	6
Volatility	46.5%	40.2%	35.6%
Dividend yield	1.4%	1.3%	—
Fair value per stock option	$18.04	$14.01	$10.34

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

The following table summarizes information about stock option activity related to the Equity Plan:

	Number of Shares (In Thousands)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	759	$25.44	7.97	$—
Exercisable at December 31, 2020	326	$32.16	6.84	$—

Granted	160	29.21
Exercised	20	27.55
Forfeited	(33)	21.29
Expired	—	—
Outstanding at December 31, 2021	906	26.13	7.42	$19,123
Exercisable at December 31, 2021	443	$29.42	6.54	$7,895

Granted	123	39.13
Exercised	(69)	24.23
Forfeited	(21)	27.81
Expired	(56)	30.94
Outstanding at December 31, 2022	883	27.97	6.81	$8,870
Exercisable at December 31, 2022	578	$27.49	6.06	$6,082

Granted	86	41.15
Exercised	(9)	28.14
Forfeited	—	—
Expired	(3)	33.27
Outstanding at December 31, 2023	957	29.26	6.17	$4,446
Exercisable at December 31, 2023	728	$26.47	5.46	$4,412

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

As of December 31, 2023, there was $1.2 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of approximately 0.8 years.

Performance Stock Units – The Company may issue PSUs to key senior management employees which, upon vesting, convert one-for-one to AdvanSix common stock. In the event cash dividends are paid to shareholders of common stock, dividend equivalents will accrue on all unvested PSUs. Dividend equivalents are subject to the same termination, vesting and performance terms as the underlying PSU award. The actual number of shares an employee receives for each PSU and related dividend equivalent depends on the Company’s performance against certain metrics, including cumulative Earnings Per Share and average annual Return on Investment goals over three-year performance and vesting periods. Commencing with the 2021 awards, a market-based factor has the potential to increase or decrease the performance award by 10%. This metric is calculated based upon how the Company's Total Shareholder Return compared to that of its peer group over the vesting period. Each grantee is granted a target level of PSUs and may earn between 0% and 200% of the target level depending on the Company’s performance against the financial goals.

The following table summarizes information about PSU activity related to the Equity Plan:

	Number of Performance Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2020	347	20.77
Granted	128	29.21
Vested	(6)	9.47
Forfeited	(65)	32.25
Non-vested at December 31, 2021	404	20.04
Granted	101	41.63
Vested	(78)	30.69
Forfeited	(32)	22.30
Non-vested at December 31, 2022	395	23.04
Granted	93	42.63
Vested	(193)	14.29
Forfeited	(1)	38.84
Non-vested at December 31, 2023	294	$37.77

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

As of December 31, 2023, there was approximately $3.3 million of total unrecognized compensation cost related to non-vested PSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.1 years.

The following table summarizes information about the income statement impact from PSUs for the year ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
Compensation expense	$2,612	$5,343	$6,345
Future income tax benefit recognized	$703	$840	$667

Note 17. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the year ended December 31, 2023.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(3,760)	$33,060	$36,820	$(1,854)	$34,966
Licenses	18,451	(5,996)	12,455	18,451	(5,074)	13,377
Trade names	1,100	(422)	678	1,100	(201)	899
Total	$56,371	$(10,178)	$46,193	$56,371	$(7,129)	$49,242

For the years ended December 31, 2023 and 2022, the Company recorded amortization expense on intangible assets of $3.0 million and $2.7 million, respectively.

The estimated aggregate amortization expense for each of the next five years is as follows:

Year	Amount
2024	$3,049
2025	3,049
2026	3,049
2027	2,866
2028	2,829

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

The total amount due to the financial intermediaries to settle supplier invoices under all of its supplier finance programs was approximately $17 million at December 31, 2023 and 2022. These amounts outstanding are included in Accounts payable.

Note 20. Other Non-operating (Income) Expense, Net

For the year ended December 31, 2023, Other non-operating (income) expense, net primarily includes a pre-tax gain of approximately $11.4 million related to the Company's exit from the Oben alliance, the unfavorable impact to pre-tax income of approximately $4.5 million associated with a licensee of certain legacy ammonium sulfate fertilizer technology assets closing its facility and the unfavorable impact to pre-tax income of approximately $2.4 million from the exit of certain low-margin oximes products.

Note 21. Subsequent Events

As announced on February 16, 2024, the Board declared a quarterly cash dividend of $0.160 per share on the Company's common stock, payable on March 18, 2024 to stockholders of record as of the close of business on March 4, 2024.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2023, the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report, which is included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

On November 9, 2023, Achilles B. Kintiroglou, the Company’s Senior Vice President, General Counsel and Corporate Secretary, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 17,518 shares and 8,130 stock options. Mr. Kintiroglou’s plan will expire on February 28, 2025.

On December 8, 2023, Erin N. Kane, the Company’s President and Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 60,000 shares. Ms. Kane’s plan will expire on March 7, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to the directors and executive officers of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2024 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2023 (the "2024 Proxy Statement"), and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of AdvanSix appears in Part I of this Annual Report on Form 10-K under the heading "Information about our Executive Officers".

The members of the Audit Committee of our Board of Directors (the "Board") are: Daniel F. Sansone (Chair), Farha Aslam and Sharon S. Spurlin. The Board has determined that each of Mr. Sansone, Ms. Aslam and Ms. Spurlin has been designated as an audit committee financial expert as defined by applicable SEC rules and that each of Mr. Sansone, Ms. Aslam and Ms. Spurlin satisfies the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.

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

Item 11. Executive Compensation

Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2024 Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2024 Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the 2024 Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2024 Proxy Statement, and such information is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm	42
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021	44
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	45
Consolidated Balance Sheets at December 31, 2023 and 2022	46
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	47
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021	48
Notes to Consolidated Financial Statements	49

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

3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).

3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 20, 2023)

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 21, 2020).

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

10.4
Offer of Employment Letter between Honeywell International Inc. and Michael Preston, dated May 13, 2016 (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †

10.5
Offer of Employment Letter between AdvanSix Inc. and Achilles B. Kintiroglou, dated February 24, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020) †

10.6
Offer of Employment Letter between AdvanSix Inc. and Kelly Slieter, dated May 25, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020) †

10.7
Offer of Employment Letter between AdvanSix Inc. and Christopher Gramm, dated as of August 19, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.8	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.9	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2020).

10.10
2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (effective June 15, 2022) (incorporated by reference to the Company's Current Report on Form 8-K filed on June 16, 2022) †

10.11
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

Exhibit No.	Description

10.12
Form of Restricted Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.13
Form of Restricted Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2023). †

10.14
Form of Performance Stock Unit Agreement under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.15
Form of Performance Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2023). †

10.16
Form of Stock Option Award Agreement under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.17
Form of Stock Option Award Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2023). †

10.18	AdvanSix Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 26, 2017). †

10.19	Executive Severance Pay Plan of AdvanSix Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 15, 2017). †

10.20	Form of Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2018). †

10.21
Amended and Restated Caprolactam and Polymer Supply Agreement dated as of Jan 1, 2019, by and between AdvanSix Resins Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2019) *

10.22
Amendment No. 1 and Amendment No. 2 to Amended and Restated Caprolactam and Polymer Supply Agreement, dated as of October 1, 2021 and January 1, 2023, respectively, by and between AdvanSix Resins Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2023)**

10.23
Credit Agreement, dated as of October 27, 2021, among AdvanSix Inc., the lenders party thereto and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2021).

10.24
First Amendment to Credit Agreement, dated as of June 27, 2023, among AdvanSix Inc., the lenders party thereto and Truist Bank, as administrative agent (with annexed Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2023).

21.1
List of subsidiaries of AdvanSix Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on August 31, 2016 and effective as of September 8, 2016).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

Exhibit No.	Description

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

97.1	AdvanSix Inc. Incentive Compensation Recovery Policy, effective as of September 20, 2023. †

99.1
Information Statement of AdvanSix Inc. (incorporated by reference to Exhibit 99.1 to Amendment No. 5 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on September 7, 2016 and effective as of September 8, 2016).

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted for certain information contained in Exhibit 10.21 and the omitted portions have been filed separately with the SEC.
**	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: February 16, 2024	By:	/s/ Michael Preston
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Erin N. Kane Erin N. Kane Chief Executive Officer and Director (Principal Executive Officer)	/s/ Todd D. Karran Todd D. Karran Independent Chairman of the Board
/s/ Farha Aslam Farha Aslam Director	/s/ Darrell K. Hughes Darrell K. Hughes Director
/s/ Gena C. Lovett Gena C. Lovett Director	/s/ Daniel F. Sansone Daniel F. Sansone Director
/s/ Sharon S. Spurlin Sharon S. Spurlin Director	/s/ Patrick S. Williams Patrick S. Williams Director
/s/ Michael Preston Michael Preston Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Christopher Gramm Christopher Gramm Vice President and Controller (Principal Accounting Officer)
February 16, 2024