Form 10-Q
period 2024-03-31
AdvanSix Inc.
filed 2024-05-03
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024
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

The Registrant had 26,818,944 shares of common stock, $0.01 par value, outstanding at April 26, 2024.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Sales	$336,829	$400,544
Costs, expenses and other:
Costs of goods sold	333,864	330,042
Selling, general and administrative expenses	23,593	25,114
Interest expense, net	2,699	1,267
Other non-operating (income) expense, net	90	(108)
Total costs, expenses and other	360,246	356,315

Income (loss) before taxes	(23,417)	44,229
Income tax expense (benefit)	(6,021)	9,275
Net Income (Loss)	$(17,396)	$34,954

Earnings per common share
Basic	$(0.65)	$1.27
Diluted	$(0.65)	$1.22
Weighted average common shares outstanding
Basic	26,878,660	27,601,784
Diluted	26,878,660	28,586,563

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(17,396)	$34,954
Foreign exchange translation adjustment	(15)	(33)
Cash-flow hedges	7	(150)
Other comprehensive income (loss), net of tax	(8)	(183)
Comprehensive income (loss)	$(17,404)	$34,771

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$20,633	$29,768
Accounts and other receivables – net	171,196	165,393
Inventories – net	190,921	211,831
Taxes receivable	8	1,434
Other current assets	8,549	11,378
Total current assets	391,307	419,804
Property, plant and equipment – net	861,982	852,642
Operating lease right-of-use assets	86,835	95,805
Goodwill	56,192	56,192
Intangible assets	45,431	46,193
Other assets	26,236	25,384
Total assets	$1,467,983	$1,496,020

LIABILITIES
Current liabilities:
Accounts payable	$196,772	$259,068
Accrued liabilities	46,771	44,086
Income taxes payable	935	8,033
Operating lease liabilities – short-term	28,358	32,053
Deferred income and customer advances	11,286	15,678
Total current liabilities	284,122	358,918
Deferred income taxes	152,160	151,059
Operating lease liabilities – long-term	58,621	63,961
Line of credit – long-term	245,000	170,000
Postretirement benefit obligations	4,790	3,660
Other liabilities	10,133	9,185
Total liabilities	754,826	756,783

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 32,922,935 shares issued and 26,813,996 outstanding at March 31, 2024; 32,598,946 shares issued and 26,750,471 outstanding at December 31, 2023	329	326
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Treasury stock at par (6,108,939 shares at March 31, 2024; 5,848,475 shares at December 31, 2023)	(61)	(58)
Additional paid-in capital	133,823	138,046
Retained earnings	583,218	605,067
Accumulated other comprehensive loss	(4,152)	(4,144)
Total stockholders' equity	713,157	739,237
Total liabilities and stockholders' equity	$1,467,983	$1,496,020
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(17,396)	$34,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,102	17,845
Loss on disposal of assets	89	168
Deferred income taxes	1,108	(170)
Stock-based compensation	2,211	2,013
Amortization of deferred financing fees	155	155
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(5,818)	14,007
Inventories	20,910	(9,133)
Taxes receivable	1,426	8,748
Accounts payable	(52,995)	(54,489)
Income taxes payable	(7,098)	1,101
Accrued liabilities	2,150	(8,408)
Deferred income and customer advances	(4,392)	(8,758)
Other assets and liabilities	4,346	3,542
Net cash provided by (used for) operating activities	(36,202)	1,575

Cash flows from investing activities:
Expenditures for property, plant and equipment	(35,388)	(24,603)
Other investing activities	(1,419)	(1,003)
Net cash used for investing activities	(36,807)	(25,606)

Cash flows from financing activities:
Borrowings from line of credit	184,500	78,000
Payments of line of credit	(109,500)	(66,000)
Principal payments of finance leases	(239)	(231)
Dividend payments	(4,290)	(4,020)
Purchase of treasury stock	(7,023)	(13,499)
Issuance of common stock	426	622
Net cash provided by (used for) financing activities	63,874	(5,128)

Net change in cash and cash equivalents	(9,135)	(29,159)
Cash and cash equivalents at beginning of period	29,768	30,985
Cash and cash equivalents at the end of period	$20,633	$1,826

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$13,442	$8,193

Supplemental cash activities:
Cash paid for interest	$2,594	$1,191
Cash paid for income taxes	$36	$91

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2023	32,598,946	$326	$138,046	$605,067	$(58)	$(4,144)	$739,237

Net Income (Loss)	—	—	—	(17,396)	—	—	(17,396)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(15)	(15)
Cash-flow hedges	—	—	—	—	—	7	7
Other comprehensive income (loss), net of tax	—	—	—	—	—	(8)	(8)
Issuance of common stock	323,989	3	423	—	—	—	426
Purchase of treasury stock (260,464 shares)	—	—	(7,020)	—	(3)	—	(7,023)
Stock-based compensation	—	—	2,211	—	—	—	2,211
Dividends	—	—	163	(4,453)	—	—	(4,290)
Balance at March 31, 2024	32,922,935	$329	$133,823	$583,218	$(61)	$(4,152)	$713,157

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2022	31,977,593	$320	$174,585	$567,517	$(45)	$(4,197)	$738,180

Net Income	—	—	—	34,954	—	—	34,954
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(33)	(33)
Cash-flow hedges	—	—	—	—	—	(150)	(150)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(183)	(183)
Issuance of common stock	555,249	5	617	—	—	—	622
Purchase of treasury stock (333,054 shares)	—	—	(13,496)	—	(3)	—	(13,499)
Stock-based compensation	—	—	2,013	—	—	—	2,013
Dividends	—	—	112	(4,132)	—	—	(4,020)
Balance at March 31, 2023	32,532,842	$325	$163,831	$598,339	$(48)	$(4,380)	$758,067

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three months ended March 31, 2024 and 2023 were March 30, 2024 and April 1, 2023, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at March 31, 2024 and December 31, 2023 aggregated to $5.0 million and $2.9 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of March 31, 2024 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	—
February 17, 2023	75.0	65.2
Totals	$225.0	$65.2

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

As of March 31, 2024, the Company has repurchased a total of 6,108,939 shares of common stock, including 999,111 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $189.0 million at a weighted average market price of $30.94 per share. As of March 31, 2024, $65.2 million remained available for share repurchases under the current authorization. During the period April 1, 2024 through April 26, 2024, the Company repurchased 2,865 shares covering tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $27.15, and no additional shares were repurchased under the currently authorized repurchase program.

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

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in approximately 45 countries across a wide variety of industries. For each of the three months ended March 31, 2024 and 2023, the Company's ten largest customers accounted for approximately 37% of total sales.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended March 31, 2024 and 2023, the Company's sales to Shaw were 9% and 10% of our total sales, respectively.

The Company's revenue by product line, and related approximate percentage of total sales, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
Nylon	$84,389	25%	$99,372	25%
Caprolactam	61,476	18%	72,390	18%
Ammonium Sulfate	85,263	25%	114,218	28%
Chemical Intermediates	105,701	32%	114,564	29%
Total	$336,829	100%	$400,544	100%
The Company's revenues by geographic area, and related approximate percentage of total sales, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
United States	$284,587	84%	$320,926	80%
International	52,242	16%	79,618	20%
Total	$336,829	100%	$400,544	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the three months ended March 31, 2024:

Opening balance January 1, 2024	$15,678
Additional cash advances	393
Less amounts recognized in revenues	(4,785)
Ending balance March 31, 2024	$11,286
The Company expects to recognize as revenue the March 31, 2024 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income (loss) divided by the basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three months ended March 31, 2024 and 2023 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended March 31,
	2024	2023
Basic
Net Income (Loss)	$(17,396)	$34,954
Weighted average common shares outstanding	26,878,660	27,601,784
EPS – Basic	$(0.65)	$1.27
Diluted
Dilutive effect of equity awards and other stock-based holdings	—	984,779
Weighted average common shares outstanding	26,878,660	28,586,563
EPS – Diluted	$(0.65)	$1.22

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Options and stock equivalents	909,231	266,644

Dividend activity for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Cash dividends declared per share	$0.16	$0.145
Aggregate dividends paid to shareholders	$4,290	$4,020

5. Accounts and Other Receivables – Net

	March 31, 2024	December 31, 2023
Accounts receivables	$161,189	$155,267
Other	10,766	10,959
Total accounts and other receivables	171,955	166,226
Less – allowance for doubtful accounts	(759)	(833)
Total accounts and other receivables – net	$171,196	$165,393

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	March 31, 2024	December 31, 2023
Raw materials	$103,227	$159,240
Work in progress	58,620	54,936
Finished goods	60,893	61,891
Spares and other	32,232	30,931
	254,972	306,998
Reduction to LIFO cost basis	(64,051)	(95,167)
Total inventories	$190,921	$211,831

Substantially all of the Company’s inventories at March 31, 2024 and December 31, 2023 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 8% was valued at average cost using the first-in, first-out (“FIFO”) method at March 31, 2024.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $62.2 million and $65.3 million at March 31, 2024 and December 31, 2023, respectively.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use asset	$243	$221
Interest on lease liabilities	38	18
Total finance lease cost	281	239
Operating lease cost	12,252	11,356
Short-term lease cost	1,193	1,026
Total lease cost	$13,726	$12,621

As of March 31, 2024, we have additional operating and finance leases that have not yet commenced for approximately $126.7 million and approximately $0.4 million. These leases will commence during 2024 with lease terms of up to 7 years.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the three months ended March 31, 2024.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(4,236)	$32,584	$36,820	$(3,760)	$33,060
Licenses	18,451	(6,227)	12,224	18,451	(5,996)	12,455
Trade names	1,100	(477)	623	1,100	(422)	678
Total	$56,371	$(10,940)	$45,431	$56,371	$(10,178)	$46,193

For each of the three months ended March 31, 2024 and March 31, 2023, the Company recorded amortization expense on intangible assets of $0.8 million.

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

10. Income Taxes

The (benefit) provision for income taxes was ($6.0 million) and $9.3 million for the three months ended March 31, 2024 and 2023, respectively, resulting in an effective tax rate of 25.7% and 21.0%, respectively.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (Loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three months ended March 31, 2024 was higher than the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations, partially offset by tax credits. The Company’s effective tax rate for the three months ended March 31, 2023 approximated the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate. Additionally, a discrete tax adjustment was recorded in the first quarter of 2023 related to the vesting of equity compensation that resulted in a 2.3% decrease to the Company's quarterly effective tax rate.

11. Fair Value Measurements

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

The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment which could result in such assets being measured at fair value. Goodwill must be evaluated at least annually. Our annual evaluation occurred on October 28, 2023 and we concluded that an impairment for goodwill did not occur.

12. Derivative and Hedging Instruments

The Company had entered into an interest rate swap agreement for a total notional amount of $50 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception and was effective July 31, 2019 and matured on February 21, 2023. In accordance with ASC 815, the Company designated the interest rate swap as a cash flow hedge of floating-rate borrowings. The interest rate swap converted the Company’s interest rate payments on the first $50 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate. The interest rate swap involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the interest rate swap without an exchange of the underlying principal amount. At March 31, 2024, the Company had no derivatives designated as hedging instruments under ASC 815 and had no fair value adjustments related to cash flow hedging for the three months ended March 31, 2024.

13. Supplier Finance Programs

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

The total amount due to the financial intermediaries to settle supplier invoices under the supplier finance programs was approximately $13 million as of March 31, 2024 and approximately $17 million as of December 31, 2023. These amounts outstanding are included in Accounts payable.

14. Subsequent Events

As announced on May 3, 2024, the Board declared a quarterly cash dividend of $0.160 per share on the Company's common stock, payable on May 28, 2024 to stockholders of record as of the close of business on May 14, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained in this Quarterly Report on Form 10-Q (this "Form 10-Q"), as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2024 (the “2023 Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally; the potential effects of inflationary pressures, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of the conflict between Russia and Ukraine, the conflict in Israel and Gaza and the possible expansion of such conflicts; the effect of the foregoing on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks, data privacy incidents and disruptions to our technology infrastructure; risks associated with operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics and, geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2023 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of March 31, 2024.

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of March 31, 2024. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

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

Global prices for ammonium sulfate fertilizer are influenced by several factors including the price of urea, which sets the nutrient value for nitrogen as it is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including planted acres and the price of crops. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops as compared to other fertilizers. We also directly supply packaged ammonium sulfate to customers, primarily in North and South America, and have diversified and optimized our offerings to include spray-grade adjuvants to support crop protection, as well as other specialty fertilizers and products for industrial use.

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

Recent Developments

Business Operations

In January 2024, the Company experienced a process-based operational disruption at its Frankford, Pennsylvania manufacturing site temporarily reducing phenol and acetone production at the facility, as well as production at its Hopewell and Chesterfield, Virginia facilities. As a result of a delayed ramp to targeted utilization rates, the Company recognized an unfavorable impact to pre-tax income in the first quarter 2024 of approximately $27 million, comprised of the impact of lost sales and other additional costs including purchases of replacement product and incremental plant spend. The Company returned to targeted utilization rates at its Frankford, Pennsylvania manufacturing site, as well as across its value chain, prior to quarter end.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended March 31,
	2024	2023
Sales	$336,829	$400,544
% change compared with prior year period	(15.9)%

The change in sales compared to the prior year period is attributable to the following:

Three Months Ended March 31, 2024
Volume	(6.7)%
Price	(9.0)%
(15.7)%

Sales decreased in the three months ended March 31, 2024 compared to the prior year period by $63.7 million (approximately 16%) due to (i) net unfavorable market-based pricing (approximately 9%) primarily reflecting reduced ammonium sulfate pricing amid lower raw material input costs and a more stable global nitrogen supply environment, as well as lower nylon pricing due to unfavorable supply and demand conditions, and (ii) a decrease in sales volume (approximately 7%) primarily driven by lost sales resulting from the first quarter operational disruption.

Costs of Goods Sold

	Three Months Ended March 31,
	2024	2023
Costs of goods sold	$333,864	$330,042
% change compared with prior year period	1.2%
Gross Margin percentage	0.9%	17.6%

Costs of goods sold increased in the three months ended March 31, 2024 compared to the prior year period by $3.8 million (approximately 1%) due to the net impact of lower production volumes and incremental costs primarily driven by the process-based operational disruption at the Frankford, Pennsylvania manufacturing site (approximately 4%), partially offset by decreased prices of raw materials (approximately 3%).

Gross margin percentage decreased in the three months ended March 31, 2024 compared to the prior year period (approximately 17%) due primarily to (i) the net impact of lower sales volume and changes in sales mix (approximately 7%) as well as lower production volumes and incremental costs (approximately 4%), both which were driven primarily by the process-based operational disruption at the Frankford, Pennsylvania manufacturing site and (ii) the impact of market-based pricing, net of raw material costs (approximately 6%).

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative expenses	$23,593	$25,114
Percentage of Sales	7.0%	6.3%

Selling, general and administrative expenses decreased by $1.5 million in the three months ended March 31, 2024 compared to the prior year period due to lower functional support costs.

Income Tax Expense

	Three Months Ended March 31,
	2024	2023
Income tax expense (benefit)	$(6,021)	$9,275
Effective tax rate	25.7%	21.0%

The Company’s effective tax rate for the three months ended March 31, 2024 was higher than the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations, partially offset by tax credits. The Company’s effective tax rate for the three months ended March 31, 2023 approximated the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate. Additionally, a discrete tax adjustment was recorded in the first quarter of 2023 related to the vesting of equity compensation that resulted in a 2.3% decrease to the Company's quarterly effective tax rate.

The Company's effective tax rate for the three months ended March 31, 2024 was higher than the prior year period due primarily to the larger impact of equity compensation vestings in the prior year period versus the current year period. Additionally, the Company is not currently anticipating a benefit in 2024 related to the foreign-derived intangible income deduction.

On January 31, 2024, the U.S. House of Representatives approved a tax bill, which among other provisions, aims to reinstate 100% bonus depreciation for property placed in service after December 31, 2022 until January 1, 2026 and to allow taxpayers to expense domestic research costs retroactively back to 2022 and prospectively through tax years beginning before 2026. Enactment remains highly uncertain, but the Company continues to monitor for ongoing developments in the proposed legislation.

Net Income

	Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$(17,396)	$34,954

As a result of the factors described above, Net Income (Loss) was ($17.4) million for the three months ended March 31, 2024 as compared to $35.0 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$(17,396)	$34,954
Non-cash stock-based compensation	2,211	2,013
Non-recurring, unusual or extraordinary income	—	—
Non-cash amortization from acquisitions	532	532
Non-recurring M&A costs	—	—
Benefit from income taxes relating to reconciling items	(465)	(435)
Adjusted Net Income (Loss) (non-GAAP)	(15,118)	37,064
Interest expense, net	2,699	1,267
Income tax expense (benefit) - Adjusted	(5,556)	9,710
Depreciation and amortization - Adjusted	18,570	17,313
Adjusted EBITDA (non-GAAP)	$595	$65,354

Sales	$336,829	$400,544

Adjusted EBITDA Margin* (non-GAAP)	0.2%	16.3%

* Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$(17,396)	$34,954
Adjusted Net Income (Loss) (non-GAAP)	(15,118)	37,064

Weighted-average number of common shares outstanding - basic	26,878,660	27,601,784
Dilutive effect of equity awards and other stock-based holdings	—	984,779
Weighted-average number of common shares outstanding - diluted	26,878,660	28,586,563

EPS - Basic	$(0.65)	$1.27
EPS - Diluted	$(0.65)	$1.22
Adjusted EPS - Basic (non-GAAP)	$(0.56)	$1.34
Adjusted EPS - Diluted (non-GAAP)	$(0.56)	$1.30

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, as utilized in the first quarter of 2024, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2023 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures, dividends and liquidity reflecting disciplined capital deployment. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with health, safety and environmental ("HSE") regulations. We believe that our future cash from operations, cash on hand and available capacity under our credit agreement, as well as our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in Item 1A of Part I of our 2023 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the first quarter of 2024, the Company had approximately $20.6 million of cash on hand with approximately $254 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $140 million to $150 million in 2024 compared to $107 million in 2023, reflecting increased spend due to replacement maintenance, growth and cost savings projects and enterprise programs.

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

We expect that our primary cash requirements for 2024 will be to fund costs associated with ongoing operations, capital expenditures, and amounts related to other contractual obligations.

The Company made no cash contributions to the defined benefit pension plan during the three months ended March 31, 2024. The Company expects aggregate cash contributions of $0 to $5 million in 2024 and additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of March 31, 2024 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	—
February 17, 2023	75.0	65.2
Totals	$225.0	$65.2

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

As of March 31, 2024, the Company has repurchased a total of 6,108,939 shares of common stock life-to-date, including 999,111 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $189.0 million at a weighted average market price of $30.94 per share. As of March 31, 2024, $65.2 million remained available for share repurchases under the current authorization. During the period from April 1, 2024 through April 26, 2024, the Company repurchased 2,865 shares covering tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $27.15, and no additional shares were repurchased under the currently authorized repurchase program.

As of March 31, 2024, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2023 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Dividends announced during 2024 are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
5/3/2024	5/14/2024	5/28/2024	$0.160	$4.3
2/16/2024	3/4/2024	3/18/2024	$0.160	$4.3

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at March 31, 2024 and through the date of the filing of this Form 10-Q.

We had a borrowed balance of $170 million under the Revolving Credit Facility at December 31, 2023. We borrowed an incremental net amount of $75 million during the three months ended March 31, 2024, bringing the balance under the Revolving Credit Facility to $245 million, and available credit for use of approximately $254 million as of March 31, 2024. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Three Months Ended March 31,
	2024	2023
Cash provided by (used for):
Operating activities	$(36,202)	$1,575
Investing activities	(36,807)	(25,606)
Financing activities	63,874	(5,128)
Net change in cash and cash equivalents	$(9,135)	$(29,159)

Cash provided by operating activities decreased by $37.8 million for the three months ended March 31, 2024 versus the prior year period due primarily to a $52.4 million decrease in net income partially offset by a $16.1 million cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) with a $42.3 million unfavorable cash impact from working capital for the three months ended March 31, 2024 compared to a $58.4 million unfavorable cash impact in the prior year period. The favorable cash change in working capital was primarily due to the favorable impact of inventory partially offset by Accounts and other receivables. Accrued liabilities were also a source of cash of $10.6 million year-over-year.

Cash used for investing activities increased by $11.2 million for the three months ended March 31, 2024 versus the prior year period due primarily to cash payments for capital expenditures of approximately $10.8 million during the current year period reflecting increased spend due to replacement maintenance, growth and cost savings projects and enterprise programs.

Cash provided by financing activities increased by $69.0 million for the three months ended March 31, 2024 versus the prior year period due primarily to net borrowings of $75.0 million during the three months ended March 31, 2024 compared to net borrowings of $12.0 million during the prior year period, partially offset by payments for share repurchases of $7.0 million and cash paid for dividends of approximately $4.3 million during the three months ended March 31, 2024 compared to $13.5 million and $4.0 million during the prior year period, respectively.
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

The following table summarizes ongoing and expansion capital expenditures:

Three Months Ended March 31, 2024
Capital expenditures in Accounts payable at December 31, 2023	$22,660
Purchases of property, plant and equipment	26,170
Less: Capital expenditures in Accounts payable at March 31, 2024	(13,442)
Cash paid for capital expenditures	$35,388

For 2024, we expect our total capital expenditures to be approximately $140 million to $150 million compared to $107 million in 2023, reflecting increased spend to address critical enterprise risk mitigation and growth projects including our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the three-month period ended March 31, 2024 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at March 31, 2024, a 25-basis point fluctuation in interest rates for the three months ended March 31, 2024 would have resulted in an increase or decrease to our interest expense of approximately $0.6 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2024, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The United States Environmental Protection Agency (“EPA”) and the Company entered into an Administrative Compliance Order on Consent in February 2023 and a second Administrative Compliance Order on Consent in February 2024 in connection with alleged violations involving the Company’s risk management program at its manufacturing facility in Hopewell, Virginia. The Company is currently implementing an EPA-approved work plan to improve its risk management program at Hopewell in connection with the orders. The Company and EPA also entered into an Administrative Compliance Order on Consent in February 2024 connection with alleged violations involving the Company’s stormwater and other discharges. These EPA allegations may potentially subject the Company to penalties. Although the outcome of these matters cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2023 Form 10-K, which are hereby incorporated by reference.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended March 31, 2024. During the quarter ended March 31, 2024, 115,693 shares were purchased under our share repurchase program and 144,771 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2024		57,028	$26.43	57,028	$66,702,294
February 2024	(1)	203,436	27.10	58,665	65,167,589
March 2024		—	—	—	65,167,589
Total		260,464	$26.95	115,693
(1) Total number of shares purchased includes 144,771 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period April 1, 2024 through April 26, 2024, the Company repurchased 2,865 shares covering tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $27.15, and no additional shares were repurchased under the currently authorized repurchase program.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

On March 13, 2024, Christopher Gramm, the Company’s Vice President and Controller, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 14,000 shares and 10,374 stock options. Mr. Gramm’s plan will expire on June 18, 2025.

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

ADVANSIX INC.

Date: May 3, 2024	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer