Form 10-Q
period 2024-06-30
AdvanSix Inc.
filed 2024-08-02
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
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

The Registrant had 26,712,936 shares of common stock, $0.01 par value, outstanding at July 26, 2024.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$453,479	$427,940	$790,308	$828,484
Costs, expenses and other:
Costs of goods sold	372,111	360,017	705,975	690,059
Selling, general and administrative expenses	24,431	24,011	48,024	49,126
Interest expense, net	3,514	1,954	6,213	3,221
Other non-operating (income) expense, net	1,351	(1,325)	1,441	(1,433)
Total costs, expenses and other	401,407	384,657	761,653	740,973

Income before taxes	52,072	43,283	28,655	87,511
Income tax expense	13,145	10,555	7,124	19,829
Net income	$38,927	$32,728	$21,531	$67,682

Earnings per common share
Basic	$1.45	$1.19	$0.80	$2.46
Diluted	$1.43	$1.16	$0.79	$2.39
Weighted average common shares outstanding
Basic	26,839,429	27,494,555	26,859,044	27,547,874
Diluted	27,150,347	28,113,402	27,251,326	28,348,266

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$38,927	$32,728	$21,531	$67,682
Foreign exchange translation adjustment	(27)	(125)	(42)	(158)
Cash-flow hedges	—	—	7	(150)
Other comprehensive loss, net of tax	(27)	(125)	(35)	(308)
Comprehensive income	$38,900	$32,603	$21,496	$67,374

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$12,105	$29,768
Accounts and other receivables – net	170,155	165,393
Inventories – net	175,827	211,831
Taxes receivable	179	1,434
Other current assets	20,326	11,378
Total current assets	378,592	419,804
Property, plant and equipment – net	878,491	852,642
Operating lease right-of-use assets	91,876	95,805
Goodwill	56,192	56,192
Intangible assets	44,668	46,193
Other assets	28,131	25,384
Total assets	$1,477,950	$1,496,020

LIABILITIES
Current liabilities:
Accounts payable	$189,326	$259,068
Accrued liabilities	50,223	44,086
Income taxes payable	1,007	8,033
Operating lease liabilities – short-term	31,250	32,053
Deferred income and customer advances	1,148	15,678
Total current liabilities	272,954	358,918
Deferred income taxes	151,803	151,059
Operating lease liabilities – long-term	60,783	63,961
Line of credit – long-term	230,000	170,000
Postretirement benefit obligations	5,919	3,660
Other liabilities	9,894	9,185
Total liabilities	731,353	756,783

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 32,959,588 shares issued and 26,709,407 outstanding at June 30, 2024; 32,598,946 shares issued and 26,750,471 outstanding at December 31, 2023	330	326
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Treasury stock at par (6,250,181 shares at June 30, 2024; 5,848,475 shares at December 31, 2023)	(63)	(58)
Additional paid-in capital	132,786	138,046
Retained earnings	617,723	605,067
Accumulated other comprehensive loss	(4,179)	(4,144)
Total stockholders' equity	746,597	739,237
Total liabilities and stockholders' equity	$1,477,950	$1,496,020
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$21,531	$67,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,264	35,958
Loss on disposal of assets	261	568
Deferred income taxes	751	3,894
Stock-based compensation	4,404	4,449
Amortization of deferred financing fees	309	309
Operational asset adjustments	1,200	—
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(6,004)	22,123
Inventories	36,004	(10,484)
Taxes receivable	1,255	8,329
Accounts payable	(61,681)	(45,878)
Income taxes payable	(7,026)	(1,338)
Accrued liabilities	6,149	(5,744)
Deferred income and customer advances	(14,530)	(32,097)
Other assets and liabilities	(6,889)	(11,192)
Net cash provided by operating activities	13,998	36,579

Cash flows from investing activities:
Expenditures for property, plant and equipment	(68,883)	(43,894)
Other investing activities	(3,736)	(2,034)
Net cash used for investing activities	(72,619)	(45,928)

Cash flows from financing activities:
Borrowings from line of credit	257,500	230,500
Payments of line of credit	(197,500)	(205,500)
Principal payments of finance leases	(502)	(456)
Dividend payments	(8,582)	(8,004)
Purchase of treasury stock	(10,385)	(28,385)
Issuance of common stock	427	745
Net cash provided by (used for) financing activities	40,958	(11,100)

Net change in cash and cash equivalents	(17,663)	(20,449)
Cash and cash equivalents at beginning of period	29,768	30,985
Cash and cash equivalents at the end of period	$12,105	$10,536

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$14,932	$9,832

Supplemental cash activities:
Cash paid for interest	$6,015	$3,027
Cash paid for income taxes	$13,587	$7,024

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2023	32,598,946	$326	$138,046	$605,067	$(58)	$(4,144)	$739,237

Net loss	—	—	—	(17,396)	—	—	(17,396)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(15)	(15)
Cash-flow hedges	—	—	—	—	—	7	7
Other comprehensive loss, net of tax	—	—	—	—	—	(8)	(8)
Issuance of common stock	323,989	3	423	—	—	—	426
Purchase of treasury stock (260,464 shares)	—	—	(7,020)	—	(3)	—	(7,023)
Stock-based compensation	—	—	2,211	—	—	—	2,211
Dividends	—	—	163	(4,453)	—	—	(4,290)
Balance at March 31, 2024	32,922,935	329	133,823	583,218	(61)	(4,152)	713,157

Net income	—	—	—	38,927	—	—	38,927
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(27)	(27)
Other comprehensive loss, net of tax	—	—	—	—	—	(27)	(27)
Issuance of common stock	36,653	1	—	—	—	—	1
Purchase of treasury stock (141,242 shares)	—	—	(3,360)	—	(2)	—	(3,362)
Stock-based compensation	—	—	2,193	—	—	—	2,193
Dividends	—	—	130	(4,422)	—	—	(4,292)
Balance at June 30, 2024	32,959,588	$330	$132,786	$617,723	$(63)	$(4,179)	$746,597

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2022	31,977,593	$320	$174,585	$567,517	$(45)	$(4,197)	$738,180

Net income	—	—	—	34,954	—	—	34,954
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(33)	(33)
Cash-flow hedges	—	—	—	—	—	(150)	(150)
Other comprehensive loss, net of tax	—	—	—	—	—	(183)	(183)
Issuance of common stock	555,249	5	617	—	—	—	622
Purchase of treasury stock (333,054 shares)	—	—	(13,496)	—	(3)	—	(13,499)
Stock-based compensation	—	—	2,013	—	—	—	2,013
Dividends	—	—	112	(4,132)	—	—	(4,020)
Balance at March 31, 2023	32,532,842	325	163,831	598,339	(48)	(4,380)	758,067

Net income	—	—	—	32,728	—	—	32,728
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(125)	(125)
Other comprehensive loss, net of tax	—	—	—	—	—	(125)	(125)
Issuance of common stock	45,020	1	122	—	—	—	123
Purchase of treasury stock (410,862 shares)	—	—	(14,881)	—	(5)	—	(14,886)
Stock-based compensation	—	—	2,436	—	—	—	2,436
Dividends	—	—	198	(4,182)	—	—	(3,984)
Balance at June 30, 2023	32,577,862	$326	$151,706	$626,885	$(53)	$(4,505)	$774,359

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2024, and its results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2024 and 2023 were June 29, 2024 and July 1, 2023, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at June 30, 2024 and December 31, 2023 aggregated to $3.4 million and $2.9 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of June 30, 2024 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	—
February 17, 2023	75.0	62.0
Totals	$225.0	$62.0

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

As of June 30, 2024, the Company has repurchased a total of 6,250,181 shares of common stock, including 1,004,725 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $192.4 million at a weighted average market price of $30.78 per share. As of June 30, 2024, $62.0 million remained available for share repurchases under the current authorization. During the period July 1, 2024 through July 26, 2024, 1,933 additional shares were repurchased for tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $21.64, and no additional shares were repurchased under the currently authorized repurchase program.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require incremental disclosures about the Company's reportable segments, but do not change the definition of a segment or the guidance for determining reportable segments. The incremental disclosures should include (1) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, (2) an amount for other segment items by reportable segment and a description of its composition, (3) profit or loss and assets currently required by Topic 280 in interim periods, (4) clarification if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources and (5) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Additionally, public entities should apply the amendments retrospectively to all prior periods presented in the financial statements, unless impractical. The Company is evaluating the pronouncement and does not expect adoption to have a material impact on the Company's consolidated financial position or results of operations.

3. Revenues

Revenue Recognition

We serve approximately 400 customers annually in approximately 45 countries across a wide variety of industries. For the three months ended June 30, 2024 and 2023, the Company's ten largest customers accounted for approximately 39% and 40% of total sales, respectively. For each of the six months ended June 30, 2024 and 2023, the Company's ten largest customers accounted for approximately 38% of total sales.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended June 30, 2024 and 2023 the Company's sales to Shaw were 9% and 10% of our total sales, respectively. For the six months ended June 30, 2024 and 2023, the Company's sales to Shaw were 9% and 10% of our total sales, respectively.

The Company's revenue by product line, and related approximate percentage of total sales, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Nylon	$103,217	23%	$92,953	22%	$187,606	24%	$192,325	23%
Caprolactam	81,303	18%	74,682	18%	142,779	18%	147,073	18%
Ammonium Sulfate	139,674	31%	138,940	32%	224,936	28%	253,157	31%
Chemical Intermediates	129,285	28%	121,365	28%	234,987	30%	235,929	28%
Total	$453,479	100%	$427,940	100%	$790,308	100%	$828,484	100%
The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
United States	$401,859	89%	$367,608	86%	$686,447	87%	$688,534	83%
International	51,620	11%	60,332	14%	103,861	13%	139,950	17%
Total	$453,479	100%	$427,940	100%	$790,308	100%	$828,484	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the six months ended June 30, 2024:

Opening balance January 1, 2024	$15,678
Additional cash advances	393
Less amounts recognized in revenues	(14,923)
Ending balance June 30, 2024	$1,148
The Company expects to recognize as revenue the June 30, 2024 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income divided by the basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three and six months ended June 30, 2024 and 2023 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic
Net income	$38,927	$32,728	$21,531	$67,682
Weighted average common shares outstanding	26,839,429	27,494,555	26,859,044	27,547,874
EPS – Basic	$1.45	$1.19	$0.80	$2.46
Diluted
Dilutive effect of equity awards and other stock-based holdings	310,918	618,847	392,282	800,392
Weighted average common shares outstanding	27,150,347	28,113,402	27,251,326	28,348,266
EPS – Diluted	$1.43	$1.16	$0.79	$2.39

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options and stock equivalents	1,057,349	503,354	1,127,661	404,009

Dividend activity for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash dividends declared per share	$0.16	$0.145	$0.32	$0.29
Aggregate dividends paid to shareholders	$4,292	$3,984	$8,582	$8,004

5. Accounts and Other Receivables – Net

	June 30, 2024	December 31, 2023
Accounts receivables	$161,279	$155,267
Other	9,554	10,959
Total accounts and other receivables	170,833	166,226
Less – allowance for doubtful accounts	(678)	(833)
Total accounts and other receivables – net	$170,155	$165,393

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	June 30, 2024	December 31, 2023
Raw materials	$100,565	$159,240
Work in progress	45,557	54,936
Finished goods	61,130	61,891
Spares and other	32,626	30,931
	239,878	306,998
Reduction to LIFO cost basis	(64,051)	(95,167)
Total inventories	$175,827	$211,831

Substantially all of the Company’s inventories at June 30, 2024 and December 31, 2023 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 11% was valued at average cost using the first-in, first-out (“FIFO”) method at June 30, 2024.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $65.7 million and $65.3 million at June 30, 2024 and December 31, 2023, respectively.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use asset	$264	$216	$508	$438
Interest on lease liabilities	39	23	77	41
Total finance lease cost	303	239	585	479
Operating lease cost	10,797	11,592	22,483	22,841
Short-term lease cost	1,141	1,511	2,334	2,537
Total lease cost	$12,241	$13,342	$25,402	$25,857

As of June 30, 2024, we have additional operating leases that have not yet commenced for approximately $99.2 million. These leases are expected to commence during the second half of 2024 and in 2025 with lease terms of up to 6 Years.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the six months ended June 30, 2024.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(4,713)	$32,107	$36,820	$(3,760)	$33,060
Licenses	18,451	(6,458)	11,993	18,451	(5,996)	12,455
Trade names	1,100	(532)	568	1,100	(422)	678
Total	$56,371	$(11,703)	$44,668	$56,371	$(10,178)	$46,193

For each of the three months ended June 30, 2024 and June 30, 2023, the Company recorded amortization expense on intangible assets of $0.8 million. For each of the six months ended June 30, 2024 and June 30, 2023, the Company recorded amortization expense on intangible assets of $1.5 million.

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

10. Income Taxes

The provision for income taxes was $13.1 million and $10.6 million for the three months ended June 30, 2024 and 2023, respectively, resulting in an effective tax rate of 25.2% and 24.4%, respectively. The provision for income taxes was $7.1 million and $19.8 million for the six months ended June 30, 2024 and 2023, respectively, resulting in an effective tax rate of 24.9% and 22.7%, respectively.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and six months ended June 30, 2024 was higher than the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, partially offset by tax credits which generally decrease the tax rate. The Company’s effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate. Additionally, discrete tax adjustments recorded in the first

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

half of 2023 relating to the vesting of equity compensation and changes in state tax legislation resulted in a net 0.9% decrease to the year-to-date effective tax rate.

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

The total amount due to the financial intermediaries to settle supplier invoices under the supplier finance programs was approximately $14 million as of June 30, 2024 and approximately $17 million as of December 31, 2023. These amounts outstanding are included in Accounts payable.

13. Subsequent Events

As announced on August 2, 2024, the Board declared a quarterly cash dividend of $0.16 per share on the Company's common stock, payable on August 27, 2024 to stockholders of record as of the close of business on August 13, 2024.

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

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of June 30, 2024.

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of June 30, 2024. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

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

Recent Developments

Business Operations

In January 2024, the Company experienced a process-based operational disruption at its Frankford, Pennsylvania manufacturing site temporarily reducing phenol and acetone production at the facility, as well as production at its Hopewell and Chesterfield, Virginia facilities. As a result of a delayed ramp to targeted utilization rates, the Company recognized an unfavorable impact to pre-tax income in the first quarter 2024 of approximately $27 million, comprised of the impact of lost sales and other additional costs including purchases of replacement product and incremental plant spend. The Company returned to targeted utilization rates at its Frankford, Pennsylvania manufacturing site, as well as across its value chain, prior to the end of the first quarter of 2024.

Chesterfield, VA Collective Bargaining Agreement

On May 9, 2024, the Company’s Chesterfield bargaining unit, represented by the Teamsters Local 592, ratified a new five-year labor agreement in advance of the prior agreement’s anticipated expiration date of May 14, 2024. The ratified labor agreement affected approximately 160 workers at the Company’s manufacturing facility in Chesterfield, Virginia.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$453,479	$427,940	$790,308	$828,484
% change compared with prior year period	6.0%		(4.6)%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Volume	5.5%	(0.7)%
Price	0.5%	(3.9)%
	6.0%	(4.6)%

Sales increased in the three months ended June 30, 2024 compared to the prior year period by $25.5 million (approximately 6%) due to (i) increased volume primarily driven by higher sales of nylon and ammonium sulfate (approximately 5%) due to favorable North American supply and demand conditions, and (ii) net favorable pricing including continued strength in acetone (approximately 1%).

Sales decreased in the six months ended June 30, 2024 compared to the prior year period by $38.2 million (approximately 5%) due to (i) net unfavorable impact of market-based and raw material pass-through pricing (approximately 4%) primarily reflecting reduced ammonium sulfate pricing amid lower raw material input costs and a more stable global nitrogen supply environment, as well as lower nylon pricing due to unfavorable supply and demand conditions, and (ii) a decrease in sales volume (approximately 1%) primarily driven by lost sales resulting from the first quarter operational disruption partially offset by strong second quarter sales volume.

Costs of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs of goods sold	$372,111	$360,017	$705,975	$690,059
% change compared with prior year period	3.4%		2.3%
Gross Margin percentage	17.9%	15.9%	10.7%	16.7%

Costs of goods sold increased in the three months ended June 30, 2024 compared to the prior year period by $12.1 million (approximately 3%) due to increased sales volume (approximately 4%).

Costs of goods sold increased in the six months ended June 30, 2024 compared to the prior year period by $16.0 million (approximately 2%) due to increased second quarter 2024 sales volume (approximately 2%), the impact of lower production volumes primarily driven by the process-based operational disruption at the Frankford, Pennsylvania manufacturing site (approximately 1%), partially offset by a decrease in raw material costs driven by natural gas and sulfur (approximately 2%).

Gross margin percentage increased in the three months ended June 30, 2024 compared to the prior year period (approximately 2%) due primarily to higher sales volume (approximately 1%) and lower plant costs (approximately 2%).

Gross margin percentage decreased in the six months ended June 30, 2024 compared to the prior year period (approximately 6%) due primarily to (i) the net impact of lower sales volume and changes in sales mix (approximately 2%) as well as lower production volumes (approximately 1%), primarily driven by the process-based operational disruption at the Frankford, Pennsylvania manufacturing site and (ii) the impact of market-based pricing, net of raw material costs (approximately 2%).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative expenses	$24,431	$24,011	$48,024	$49,126
Percentage of Sales	5.4%	5.6%	6.1%	5.9%

Selling, general and administrative expenses remained relatively flat in the three months ended June 30, 2024 compared to the prior year period.

Selling, general and administrative expenses decreased by $1.1 million in the six months ended June 30, 2024 compared to the prior year period due to lower bad debt expense and a decline in functional support costs, including a moderation of enterprise resource planning system expense from the prior year.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense	$13,145	$10,555	$7,124	$19,829
Effective tax rate	25.2%	24.4%	24.9%	22.7%

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and six months ended June 30, 2024 was higher than the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, partially offset by tax credits which generally decrease the tax rate. The Company’s effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, offset by tax credits and the foreign-derived intangible income deduction which generally decrease the tax rate. Additionally, discrete tax adjustments recorded in the first half of 2023 relating to the vesting of equity compensation and changes in state tax legislation resulted in a net 0.9% decrease to the year-to-date effective tax rate.

The Company's effective tax rate for the three months ended June 30, 2024 was higher than the prior year period due primarily to impacts of executive compensation deduction limitations and a decrease in the projected foreign-derived intangible income deduction. The Company's effective tax rate for the six months ended June 30, 2024 was higher than the prior year period due primarily to the larger benefit from the vesting of equity compensation in the prior year period versus the current year period and a decrease in the projected foreign-derived intangible income deduction.

On January 31, 2024, the U.S. House of Representatives approved a tax bill, which among other provisions, aims to reinstate 100% bonus depreciation for property placed in service after December 31, 2022 until January 1, 2026 and to allow taxpayers to expense domestic research costs retroactively back to 2022 and prospectively through tax years beginning before 2026. Enactment remains highly uncertain, but the Company continues to monitor ongoing developments in the proposed legislation.

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$38,927	$32,728	$21,531	$67,682

As a result of the factors described above, Net income was $38.9 million for the three months ended June 30, 2024 as compared to $32.7 million in the corresponding prior year period.

As a result of the factors described above, Net income was $21.5 million for the six months ended June 30, 2024 as compared to $67.7 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$38,927	$32,728	$21,531	$67,682
Non-cash stock-based compensation	2,193	2,436	4,404	4,449
Non-recurring, unusual or extraordinary expenses*	1,200	—	1,200	—
Non-cash amortization from acquisitions	532	532	1,064	1,064
Non-recurring M&A costs	—	—	—	—
Benefit from income taxes relating to reconciling items	(762)	(498)	(1,227)	(933)
Adjusted Net income (non-GAAP)	42,090	35,198	26,972	72,262
Interest expense, net	3,514	1,954	6,213	3,221
Income tax expense - Adjusted	13,907	11,053	8,351	20,763
Depreciation and amortization - Adjusted	18,630	17,580	37,200	34,893
Adjusted EBITDA (non-GAAP)	$78,141	$65,785	78,736	131,139

Sales	$453,479	$427,940	$790,308	$828,484

Adjusted EBITDA Margin** (non-GAAP)	17.2%	15.4%	10.0%	15.8%

* Includes a pre-tax loss of approximately $1.2 million related to the reduction of the Company's anticipated receivable related to the gain on the termination fee recorded upon the exit from the Oben alliance during the third quarter of 2023.
** Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$38,927	$32,728	$21,531	$67,682
Adjusted Net income (non-GAAP)	42,090	35,198	26,972	72,262

Weighted-average number of common shares outstanding - basic	26,839,429	27,494,555	26,859,044	27,547,874
Dilutive effect of equity awards and other stock-based holdings	310,918	618,847	392,282	800,392
Weighted-average number of common shares outstanding - diluted	27,150,347	28,113,402	27,251,326	28,348,266

EPS - Basic	$1.45	$1.19	$0.80	$2.46
EPS - Diluted	$1.43	$1.16	$0.79	$2.39
Adjusted EPS - Basic (non-GAAP)	$1.57	$1.28	$1.00	$2.62
Adjusted EPS - Diluted (non-GAAP)	$1.55	$1.25	$0.99	$2.55

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, as utilized in the second quarter of 2024, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2023 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

As of the end of the second quarter of 2024, the Company had approximately $12.1 million of cash on hand with approximately $269 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $140 million to $150 million in 2024 compared to $107 million in 2023, reflecting increased spend due to replacement maintenance, growth and cost savings projects and enterprise programs.

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

The Company made no cash contributions to the defined benefit pension plan during the six months ended June 30, 2024. The Company expects aggregate cash contributions of $0 to $2 million in 2024 and additional contributions in future years sufficient to satisfy pension funding requirements in those periods.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of June 30, 2024 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	—
February 17, 2023	75.0	62.0
Totals	$225.0	$62.0

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

As of June 30, 2024, the Company has repurchased a total of 6,250,181 shares of common stock life-to-date, including 1,004,725 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $192.4 million at a weighted average market price of $30.78 per share. As of June 30, 2024, $62.0 million remained available for share repurchases under the current authorization. During the period from July 1, 2024 through July 26, 2024, 1,933 additional shares were repurchased for tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $21.64, and no additional shares were repurchased under the currently authorized repurchase program.

As of June 30, 2024, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2023 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Dividends announced during 2024 are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
8/2/2024	8/13/2024	8/27/2024	$0.16	$4.3
5/3/2024	5/14/2024	5/28/2024	$0.16	$4.3
2/16/2024	3/4/2024	3/18/2024	$0.16	$4.3

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

Credit Agreement

On September 30, 2016, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the "Original Credit Agreement"), which was amended on February 21, 2018 (the "First Amended and Restated Credit Agreement"), and further amended on February 19, 2020 (the “Second Amended and Restated Credit

Agreement”). The Second Amended and Restated Credit Agreement had a five-year term with a scheduled maturity date of February 21, 2023.

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and (ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at June 30, 2024 and through the date of the filing of this Form 10-Q.

We had a borrowed balance of $170 million under the Revolving Credit Facility at December 31, 2023. We borrowed an incremental net amount of $60 million during the six months ended June 30, 2024, bringing the balance under the Revolving Credit Facility to $230 million, and available credit for use of approximately $269 million as of June 30, 2024. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Six Months Ended June 30,
	2024	2023
Cash provided by (used for):
Operating activities	$13,998	$36,579
Investing activities	(72,619)	(45,928)
Financing activities	40,958	(11,100)
Net change in cash and cash equivalents	$(17,663)	$(20,449)

Cash provided by operating activities decreased by $22.6 million for the six months ended June 30, 2024 versus the prior year period due primarily to (i) a $46.2 million decrease in Net income and (ii) the unfavorable cash impact of $12.8 million from Taxes receivable and Income taxes payable combined, driven by the timing of tax payments. These net unfavorable impacts were partially offset by (i) a $20.1 million favorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) with a $46.2 million unfavorable cash impact from working capital for the six months ended June 30, 2024 compared to a $66.3 million unfavorable cash impact in the prior year period due primarily to the favorable impact of Inventory and Deferred income and customer advances partially offset by Accounts and other receivables and Accounts payable, (ii) a $11.9 million favorable cash impact from accrued liabilities due primarily to the timing of payments during the six months ended June 30, 2023 compared to the prior year period and (iii) a $4.3 million favorable impact from other assets and liabilities.

Cash used for investing activities increased by $26.7 million for the six months ended June 30, 2024 versus the prior year period due primarily to higher cash payments for capital expenditures of approximately $25.0 million during the current year period primarily reflecting increased spend on replacement maintenance and enterprise programs.

Cash provided by financing activities increased by $52.1 million for the six months ended June 30, 2024 versus the prior year period due primarily to net borrowings of $60.0 million during the six months ended June 30, 2024 compared to net borrowings of $25.0 million during the prior year period, partially offset by payments for share repurchases of $10.4 million and cash paid for dividends of approximately $8.6 million during the six months ended June 30, 2024 compared to $28.4 million and $8.0 million during the prior year period, respectively.
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

The following table summarizes ongoing and expansion capital expenditures:

Six Months Ended June 30, 2024
Capital expenditures in Accounts payable at December 31, 2023	$22,660
Purchases of property, plant and equipment	61,155
Less: Capital expenditures in Accounts payable at June 30, 2024	(14,932)
Cash paid for capital expenditures	$68,883

For 2024, we expect our total capital expenditures to be approximately $140 million to $150 million compared to $107 million in 2023, reflecting increased spend to address critical enterprise risk mitigation and growth projects including our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them since the filing of the 2023 Form 10-K, we continue to monitor such methodologies and assumptions.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the six-month period ended June 30, 2024 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at June 30, 2024, a 25-basis point fluctuation in interest rates for the six months ended June 30, 2024 would have resulted in an increase or decrease to our interest expense of approximately $0.6 million.

See “Note 12. Derivative and Hedging Instruments” to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion relating to credit and market, commodity price and interest rate risk management.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2024, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended June 30, 2024. During the quarter ended June 30, 2024, 135,628 shares were purchased under our share repurchase program and 5,614 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2024	(1)	2,869	$27.15	—	$65,167,589
May 2024		21,985	22.70	21,985	64,668,447
June 2024	(2)	116,388	23.85	113,643	61,957,898
Total		141,242	$23.74	135,628
(1) Total number of shares purchased includes 2,869 shares covering tax withholding obligations in connection with the vesting of equity awards
(2) Total number of shares purchased includes 2,745 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period July 1, 2024 through July 26, 2024, 1,933 additional shares were repurchased for tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $21.64, and no additional shares were repurchased under the currently authorized repurchase program.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of our directors and executive officers adopted or terminated a "Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 20, 2023).
10.1	Amendment No. 3 to Amended and Restated Caprolactam and Polymer Supply Agreement, dated as of May 1, 2024, by and between AdvanSix Resins and Chemicals LLC and Shaw Industries Group, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

*    Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: August 2, 2024	By:	/s/ Michael Preston
Michael Preston
Senior Vice President and Chief Financial Officer