Form 10-Q
period 2024-09-30
AdvanSix Inc.
filed 2024-11-01
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
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

The Registrant had 26,731,009 shares of common stock, $0.01 par value, outstanding at October 25, 2024.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$398,187	$322,907	$1,188,495	$1,151,391
Costs, expenses and other:
Costs of goods sold	340,885	314,785	1,046,860	1,004,844
Selling, general and administrative expenses	24,265	21,585	72,290	70,711
Interest expense, net	2,924	2,075	9,137	5,296
Other non-operating (income) expense, net	368	(5,485)	1,808	(6,918)
Total costs, expenses and other	368,442	332,960	1,130,095	1,073,933

Income (loss) before taxes	29,745	(10,053)	58,400	77,458
Income tax expense (benefit)	7,479	(2,076)	14,603	17,753
Net income (loss)	$22,266	$(7,977)	$43,797	$59,705

Earnings per common share
Basic	$0.83	$(0.29)	$1.63	$2.18
Diluted	$0.82	$(0.29)	$1.61	$2.12
Weighted average common shares outstanding
Basic	26,790,752	27,209,521	26,836,114	27,433,851
Diluted	27,204,714	27,209,521	27,209,680	28,193,721

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$22,266	$(7,977)	$43,797	$59,705
Foreign exchange translation adjustment	(24)	197	(66)	39
Cash-flow hedges	—	—	7	(150)
Other comprehensive income (loss), net of tax	(24)	197	(59)	(111)
Comprehensive income (loss)	$22,242	$(7,780)	$43,738	$59,594

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$17,298	$29,768
Accounts and other receivables – net	149,058	165,393
Inventories – net	213,434	211,831
Taxes receivable	375	1,434
Other current assets	15,608	11,378
Total current assets	395,773	419,804
Property, plant and equipment – net	892,574	852,642
Operating lease right-of-use assets	90,740	95,805
Goodwill	56,192	56,192
Intangible assets	43,906	46,193
Other assets	31,050	25,384
Total assets	$1,510,235	$1,496,020

LIABILITIES
Current liabilities:
Accounts payable	$207,272	$259,068
Accrued liabilities	55,783	44,086
Income taxes payable	435	8,033
Operating lease liabilities – short-term	30,135	32,053
Deferred income and customer advances	1,517	15,678
Total current liabilities	295,142	358,918
Deferred income taxes	154,690	151,059
Operating lease liabilities – long-term	60,793	63,961
Line of credit – long-term	215,000	170,000
Postretirement benefit obligations	7,048	3,660
Other liabilities	11,154	9,185
Total liabilities	743,827	756,783

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 32,982,868 shares issued and 26,730,739 outstanding at September 30, 2024; 32,598,946 shares issued and 26,750,471 outstanding at December 31, 2023	330	326
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Treasury stock at par (6,252,129 shares at September 30, 2024; 5,848,475 shares at December 31, 2023)	(63)	(58)
Additional paid-in capital	134,735	138,046
Retained earnings	635,609	605,067
Accumulated other comprehensive loss	(4,203)	(4,144)
Total stockholders' equity	766,408	739,237
Total liabilities and stockholders' equity	$1,510,235	$1,496,020
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$43,797	$59,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,197	54,337
Loss on disposal of assets	415	939
Deferred income taxes	3,638	1,069
Stock-based compensation	5,963	5,840
Amortization of deferred financing fees	464	464
Operational asset adjustments	1,200	(4,472)
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	15,069	42,185
Inventories	(1,603)	(14,082)
Taxes receivable	1,059	8,273
Accounts payable	(43,687)	(50,123)
Income taxes payable	(7,598)	2,136
Accrued liabilities	10,988	(7,787)
Deferred income and customer advances	(14,161)	(32,015)
Other assets and liabilities	(1,493)	(9,088)
Net cash provided by operating activities	71,248	57,381

Cash flows from investing activities:
Expenditures for property, plant and equipment	(99,373)	(69,025)
Other investing activities	(6,053)	(2,404)
Net cash used for investing activities	(105,426)	(71,429)

Cash flows from financing activities:
Borrowings from line of credit	311,500	371,000
Payments of line of credit	(266,500)	(316,000)
Principal payments of finance leases	(762)	(698)
Dividend payments	(12,858)	(12,354)
Purchase of treasury stock	(10,427)	(37,651)
Issuance of common stock	755	876
Net cash provided by financing activities	21,708	5,173

Net change in cash and cash equivalents	(12,470)	(8,875)
Cash and cash equivalents at beginning of period	29,768	30,985
Cash and cash equivalents at the end of period	$17,298	$22,110

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$15,018	$21,188

Supplemental cash activities:
Cash paid for interest	$7,711	$4,998
Cash paid for income taxes	$19,019	$7,037

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2023	32,598,946	$326	$138,046	$605,067	$(58)	$(4,144)	$739,237

Net loss	—	—	—	(17,396)	—	—	(17,396)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(15)	(15)
Cash-flow hedges	—	—	—	—	—	7	7
Other comprehensive loss, net of tax	—	—	—	—	—	(8)	(8)
Issuance of common stock	323,989	3	423	—	—	—	426
Purchase of treasury stock (260,464 shares)	—	—	(7,020)	—	(3)	—	(7,023)
Stock-based compensation	—	—	2,211	—	—	—	2,211
Dividends	—	—	163	(4,453)	—	—	(4,290)
Balance at March 31, 2024	32,922,935	329	133,823	583,218	(61)	(4,152)	713,157

Net income	—	—	—	38,927	—	—	38,927
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(27)	(27)
Other comprehensive loss, net of tax	—	—	—	—	—	(27)	(27)
Issuance of common stock	36,653	1	—	—	—	—	1
Purchase of treasury stock (141,242 shares)	—	—	(3,360)	—	(2)	—	(3,362)
Stock-based compensation	—	—	2,193	—	—	—	2,193
Dividends	—	—	130	(4,422)	—	—	(4,292)
Balance at June 30, 2024	32,959,588	330	132,786	617,723	(63)	(4,179)	746,597

Net income	—	—	—	22,266	—	—	22,266
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(24)	(24)
Other comprehensive loss, net of tax	—	—	—	—	—	(24)	(24)
Issuance of common stock	23,280	—	328	—	—	—	328
Purchase of treasury stock (1,948 shares)	—	—	(42)	—	—	—	(42)
Stock-based compensation	—	—	1,559	—	—	—	1,559
Dividends	—	—	104	(4,380)	—	—	(4,276)
Balance at September 30, 2024	32,982,868	$330	$134,735	$635,609	$(63)	$(4,203)	$766,408

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2022	31,977,593	$320	$174,585	$567,517	$(45)	$(4,197)	$738,180

Net income	—	—	—	34,954	—	—	34,954
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(33)	(33)
Cash-flow hedges	—	—	—	—	—	(150)	(150)
Other comprehensive loss, net of tax	—	—	—	—	—	(183)	(183)
Issuance of common stock	555,249	5	617	—	—	—	622
Purchase of treasury stock (333,054 shares)	—	—	(13,496)	—	(3)	—	(13,499)
Stock-based compensation	—	—	2,013	—	—	—	2,013
Dividends	—	—	112	(4,132)	—	—	(4,020)
Balance at March 31, 2023	32,532,842	325	163,831	598,339	(48)	(4,380)	758,067

Net income	—	—	—	32,728	—	—	32,728
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(125)	(125)
Other comprehensive loss, net of tax	—	—	—	—	—	(125)	(125)
Issuance of common stock	45,020	1	122	—	—	—	123
Purchase of treasury stock (410,862 shares)	—	—	(14,881)	—	(5)	—	(14,886)
Stock-based compensation	—	—	2,436	—	—	—	2,436
Dividends	—	—	198	(4,182)	—	—	(3,984)
Balance at June 30, 2023	32,577,862	326	151,706	626,885	(53)	(4,505)	774,359

Net income loss	—	—	—	(7,977)	—	—	(7,977)
Comprehensive income							—
Foreign exchange translation adjustments	—	—	—	—	—	197	197
Other comprehensive income, net of tax	—	—	—	—	—	197	197
Issuance of common stock	19,153	—	131	—	—	—	131
Purchase of treasury stock (266,959 shares)	—	—	(9,264)	—	(2)	—	(9,266)
Stock-based compensation	—	—	1,391	—	—	—	1,391
Dividends	—	—	1	(4,351)	—	—	(4,350)
Balance at September 30, 2023	32,597,015	$326	$143,965	$614,557	$(55)	$(4,308)	$754,485

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2024 and 2023 were September 28, 2024 and September 30, 2023, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at September 30, 2024 and December 31, 2023 aggregated to $2.4 million and $2.9 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of September 30, 2024 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	—
February 17, 2023	75.0	62.0
Totals	$225.0	$62.0

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

As of September 30, 2024, the Company has repurchased a total of 6,252,129 shares of common stock, including 1,006,673 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $192.4 million at a weighted average market price of $30.78 per share. As of September 30, 2024, $62.0 million remained available for share repurchases under the current authorization. During the period October 1, 2024 through October 25, 2024, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

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

3. Revenues

Revenue Recognition

AdvanSix serves around 400 customers annually, primarily in the United States, spanning a wide variety of industries worldwide. For each of the three months ended September 30, 2024 and 2023, the Company's ten largest customers accounted for approximately 41% of total sales. For the nine months ended September 30, 2024 and 2023, the Company's ten largest customers accounted for approximately 38% and 39% of total sales, respectively.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended September 30, 2024 and 2023 the Company's sales to Shaw were 10% and 12% of our total sales, respectively. For the nine months ended September 30, 2024 and 2023, the Company's sales to Shaw were 9% and 11% of our total sales, respectively.

The Company's revenue by product line, and related approximate percentage of total sales, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Nylon	$93,693	24%	$86,056	27%	$281,299	24%	$278,381	24%
Caprolactam	76,338	19%	68,795	21%	219,117	18%	215,867	19%
Ammonium Sulfate *	107,668	27%	79,067	24%	332,604	28%	332,224	29%
Chemical Intermediates *	120,488	30%	88,989	28%	355,475	30%	324,919	28%
Total	$398,187	100%	$322,907	100%	$1,188,495	100%	$1,151,391	100%
* The previously reported amounts have been corrected for a misclassification which overstated Ammonium Sulfate and understated Chemical Intermediates by $5.5 million (2%) and $26.6 million (2%) for the three and nine months ended September 30, 2023, respectively. Total revenue amounts were not impacted for either period.

The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
United States	$339,895	85%	$264,858	82%	$1,026,342	86%	$953,392	83%
International	58,292	15%	58,049	18%	162,153	14%	197,999	17%
Total	$398,187	100%	$322,907	100%	$1,188,495	100%	$1,151,391	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the nine months ended September 30, 2024:

Opening balance January 1, 2024	$15,678
Additional cash advances	1,453
Less amounts recognized in revenues	(15,614)
Ending balance September 30, 2024	$1,517
The Company expects to recognize as revenue the September 30, 2024 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income (loss) divided by the basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three and nine months ended September 30, 2024 and 2023 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic
Net income (loss)	$22,266	$(7,977)	$43,797	$59,705
Weighted average common shares outstanding	26,790,752	27,209,521	26,836,114	27,433,851
EPS – Basic	$0.83	$(0.29)	$1.63	$2.18
Diluted
Dilutive effect of equity awards and other stock-based holdings	413,962	—	373,566	759,870
Weighted average common shares outstanding	27,204,714	27,209,521	27,209,680	28,193,721
EPS – Diluted	$0.82	$(0.29)	$1.61	$2.12

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options and stock equivalents	573,586	498,652	976,699	447,950

Dividend activity for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash dividends declared per share	$0.16	$0.16	$0.48	$0.45
Aggregate dividends paid to shareholders	$4,276	$4,349	$12,858	$12,354

5. Accounts and Other Receivables – Net

	September 30, 2024	December 31, 2023
Accounts receivables	$142,598	$155,267
Other	6,982	10,959
Total accounts and other receivables	149,580	166,226
Less – allowance for doubtful accounts	(522)	(833)
Total accounts and other receivables – net	$149,058	$165,393

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	September 30, 2024	December 31, 2023
Raw materials	$119,876	$159,240
Work in progress	65,980	54,936
Finished goods	58,639	61,891
Spares and other	32,989	30,931
	277,484	306,998
Reduction to LIFO cost basis	(64,050)	(95,167)
Total inventories	$213,434	$211,831

Substantially all of the Company’s inventories at September 30, 2024 and December 31, 2023 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 8% was valued at average cost using the first-in, first-out (“FIFO”) method at September 30, 2024.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $65.1 million and $65.3 million at September 30, 2024 and December 31, 2023, respectively.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use asset	$269	$237	$776	$675
Interest on lease liabilities	43	28	120	69
Total finance lease cost	312	265	896	744
Operating lease cost	10,305	12,032	32,789	34,873
Short-term lease cost	1,177	1,572	3,511	4,109
Total lease cost	$11,794	$13,869	$37,196	$39,726

As of September 30, 2024, we have additional operating leases that have not yet commenced for approximately $93.1 million. These leases are expected to commence during the second half of 2024 and in 2025 with lease terms of up to 6 years.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the nine months ended September 30, 2024.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(5,190)	$31,630	$36,820	$(3,760)	$33,060
Licenses	18,451	(6,688)	11,763	18,451	(5,996)	12,455
Trade names	1,100	(587)	513	1,100	(422)	678
Total	$56,371	$(12,465)	$43,906	$56,371	$(10,178)	$46,193

For each of the three months ended September 30, 2024 and September 30, 2023, the Company recorded amortization expense on intangible assets of $0.8 million. For each of the nine months ended September 30, 2024 and September 30, 2023, the Company recorded amortization expense on intangible assets of $2.3 million.

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

10. Income Taxes

The provision (benefit) for income taxes was $7.5 million and ($2.1 million) for the three months ended September 30, 2024 and 2023, respectively, resulting in an effective tax rate of 25.1% and 20.7%, respectively. The provision for income taxes was $14.6 million and $17.8 million for the nine months ended September 30, 2024 and 2023, respectively, resulting in an effective tax rate of 25.0% and 22.9%, respectively.

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and nine months ended September 30, 2024 and 2023 differed from the U.S. federal statutory rate, due primarily to the impacts of state taxes and executive compensation deduction limitations, offset by tax credits and the foreign-derived intangible income deduction. In 2024, the Company recorded discrete tax adjustments related to the vesting of equity compensation, changes to state tax legislation, and return to provision adjustments related to the filing of the Company's 2023 U.S. federal income tax return which resulted in a net 3.3% increase to the quarterly effective tax rate and a net 1.5% increase to the year-to-date effective tax rate. Additionally for 2023, discrete tax adjustments relating to the vesting of equity compensation, changes in state tax legislation, and return to provision adjustments related to the filing of the Company's

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

2022 U.S. federal income tax return resulted in a net 4.4% increase to the quarterly effective tax rate and a net 1.6% decrease to the year-to-date effective tax rate.

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

The total amount due to the financial intermediaries to settle supplier invoices under the supplier finance programs was approximately $15 million as of September 30, 2024 and approximately $17 million as of December 31, 2023. These amounts outstanding are included in Accounts payable.

13. Subsequent Events

As announced on November 1, 2024, the Board declared a quarterly cash dividend of $0.16 per share on the Company's common stock, payable on November 26, 2024 to stockholders of record as of the close of business on November 12, 2024.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally; the potential effects of inflationary pressures, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of the political and policy uncertainties with the approaching U.S. Presidential election, and the conflict between Russia and Ukraine, the conflict in Israel and Gaza and the possible expansion of such conflicts; the effect of any of the foregoing on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks, data privacy incidents and disruptions to our technology infrastructure; risks associated with operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics and, geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2023 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of September 30, 2024.

•Ammonium Sulfate – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of September 30, 2024. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops.

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

Recent Developments

Business Operations

In October 2024, additional required maintenance at our Hopewell, VA manufacturing site resulted in a delayed ramp to full operating rates following our multi-site planned plant turnaround. The Company expects an incremental approximately $17 million unfavorable impact to pre-tax income in the fourth quarter 2024, inclusive of $10 million related to fixed cost absorption and higher maintenance expense, and $7 million of lost sales. The unplanned interruption did not have any impact on the third quarter 2024 financial results.

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

Chesterfield, VA Collective Bargaining Agreement

On May 9, 2024, the Company’s Chesterfield bargaining unit, represented by the Teamsters Local 592, ratified a new five-year labor agreement in advance of the prior agreement’s expiration date of May 14, 2024. The ratified labor agreement affected approximately 160 workers at the Company’s manufacturing facility in Chesterfield, Virginia.

Succession of Senior Vice President and Chief Financial Officer

Michael Preston retired as the Company's Senior Vice President and Chief Financial Officer, effective as of October 1, 2024, but will remain at the Company through year-end 2024 to help facilitate the transition of his responsibilities to his successor. Effective as of October 1, 2024, the Board of Directors has appointed Siddharth Manjeshwar as Senior Vice President and Chief Financial Officer to succeed Mr. Preston.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$398,187	$322,907	$1,188,495	$1,151,391
% change compared with prior year period	23.3%		3.2%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Volume	10.6%	2.6%
Price	12.7%	0.6%
	23.3%	3.2%

Sales increased in the three months ended September 30, 2024 compared to the prior year period by $75.3 million (approximately 23%) due primarily to (i) increased volume (approximately 11%) primarily driven by higher sales of all product lines, particularly ammonium sulfate supported by sulfur nutrition demand, (ii) favorable raw material pass-through pricing (approximately 8%) as a result of a net cost increase in benzene and propylene (inputs to cumene which is a key feedstock to our products), and (iii) net favorable market-based pricing (approximately 5%) including continued strength in acetone, as well as ammonium sulfate as growers seeking to maximize crop yields continue to recognize the benefits of sulfur nutrition.

Sales increased in the nine months ended September 30, 2024 compared to the prior year period by $37.1 million (approximately 3%) due primarily to (i) increased volume (approximately 3%) primarily driven by higher sales of our nylon and ammonium sulfate product lines with strength in the second and third quarters more than offsetting lost sales resulting from the process-based operational disruption at the Frankford site in the first quarter, and (ii) net pricing (approximately 1%) reflecting favorable raw material pass-through pricing partially offset by lower market-based pricing.

Costs of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs of goods sold	$340,885	$314,785	$1,046,860	$1,004,844
% change compared with prior year period	8.3%		4.2%
Gross Margin percentage	14.4%	2.5%	11.9%	12.7%

Costs of goods sold increased in the three months ended September 30, 2024 compared to the prior year period by $26.1 million (approximately 8%) due primarily to (i) increased prices of raw materials (approximately 8%) and (ii) increased sales volume (approximately 7%), partially offset by the favorable timing of planned plant turnarounds year-over-year (approximately 8%).

Costs of goods sold increased in the nine months ended September 30, 2024 compared to the prior year period by $42.0 million (approximately 4%) due primarily to (i) increased sales volume (approximately 4%), (ii) the impact of lower production volumes (approximately 2%) primarily driven by the process-based operational disruption at the Frankford, Pennsylvania manufacturing site and (iii) increased prices of raw materials (approximately 1%), partially offset by the favorable timing of the planned plant turnarounds year-over-year (approximately 2%).

Gross margin percentage increased in the three months ended September 30, 2024 compared to the prior year period (approximately 12%) due primarily to (i) favorable timing of the planned plant turnarounds year-over-year (approximately 6%), (ii) the impact of market-based pricing, net of raw material costs (approximately 4%), and (iii) higher sales volume (approximately 3%).

Gross margin percentage decreased in the nine months ended September 30, 2024 compared to the prior year period (approximately 1%) due primarily to (i) the net impact of lower production volumes (approximately 2%) driven primarily by the process-based operational disruption at the Frankford, Pennsylvania manufacturing site and (ii) the impact of market-based pricing, net of raw material costs (approximately 1%), partially offset by the favorable timing of the planned plant turnarounds year-over-year (approximately 2%) and decreased plant costs (approximately 1%).

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative expenses	$24,265	$21,585	$72,290	$70,711
Percentage of Sales	6.1%	6.7%	6.1%	6.1%

Selling, general and administrative expenses increased by $2.7 million in the three months ended September 30, 2024 compared to the prior year period due primarily to increased incentive-based compensation expense and enterprise resource planning system expense partially offset by moderated functional support costs.

Selling, general and administrative expenses increased by $1.6 million in the nine months ended September 30, 2024 compared to the prior year period due to increased incentive-based compensation expense and enterprise resource planning system expense partially offset by lower bad debt expense and moderated functional support costs.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$7,479	$(2,076)	$14,603	$17,753
Effective tax rate	25.1%	20.7%	25.0%	22.9%

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and nine months ended September 30, 2024 and 2023 differed from the U.S. federal statutory rate, due primarily to the impacts of state taxes and executive compensation deduction limitations, offset by tax credits and the foreign-derived intangible income deduction. In 2024, the Company recorded discrete tax adjustments related to the vesting of equity compensation, changes to state tax legislation, and return to provision adjustments related to the filing of the Company's 2023 U.S. federal income tax return which resulted in a net 3.3% increase to the quarterly effective tax rate and a net 1.5% increase to the year-to-date effective tax rate. Additionally for 2023, discrete tax adjustments relating to the vesting of equity compensation, changes in state tax legislation, and return to provision adjustments related to the filing of the Company's 2022 U.S. federal income tax return resulted in a net 4.4% increase to the quarterly effective tax rate and a net 1.6% decrease to the year-to-date effective tax rate.

The Company's effective tax rate for the three months ended September 30, 2024 was higher than the prior year period due primarily to the Loss before taxes recorded in the prior year period and a related reduction in the foreign-derived intangible income benefit that collectively reduced the 2023 quarterly rate by approximately 6%. The Company's effective tax rate for the nine months ended September 30, 2024 was higher than the prior year period due primarily to the impacts of discrete adjustments in each respective period, which represented a net increase in the quarterly rate of approximately 3.1% as compared to the prior year period. This increase in the effective tax rate was attributable to the return to provision adjustments related to the filing of the Company's U.S. federal income tax returns and a reduction in the benefit associated with vesting of equity compensation, net of a decrease in effective tax rate associated with state legislation enacted during the period ended September 30, 2024.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$22,266	$(7,977)	$43,797	$59,705

As a result of the factors described above, Net income (loss) was $22.3 million for the three months ended September 30, 2024 as compared to $(8.0) million in the corresponding prior year period.

As a result of the factors described above, Net income was $43.8 million for the nine months ended September 30, 2024 as compared to $59.7 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$22,266	$(7,977)	$43,797	$59,705
Non-cash stock-based compensation	1,559	1,391	5,963	5,840
Non-recurring, unusual or extraordinary (income) expense*	—	(4,472)	1,200	(4,472)
Non-cash amortization from acquisitions	531	532	1,595	1,596
Non-recurring M&A costs	—	—	—	—
Income tax expense (benefit) relating to reconciling items	(367)	776	(1,594)	(157)
Adjusted Net income (loss) (non-GAAP)	23,989	(9,750)	50,961	62,512
Interest expense, net	2,924	2,075	9,137	5,296
Income tax expense (benefit) - Adjusted	7,846	(2,852)	16,197	17,911
Depreciation and amortization - Adjusted	18,402	17,848	55,602	52,741
Adjusted EBITDA (non-GAAP)	$53,161	$7,321	131,897	138,460

Sales	$398,187	$322,907	$1,188,495	$1,151,391

Adjusted EBITDA Margin** (non-GAAP)	13.4%	2.3%	11.1%	12.0%

* 2024 includes a pre-tax loss of approximately $1.2 million from the reduction of the Company's anticipated receivable related to the gain on the termination fee recorded upon the exit from the Oben Holding Group S.A. alliance during the third quarter of 2023. During 2023, there were several transactions including the exit from the Oben Holding Group S.A. alliance, licensee exit of legacy technology and exit of certain low-margin oximes products that resulted in a $4.5 million net pre-tax loss.
** Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$22,266	$(7,977)	$43,797	$59,705
Adjusted Net income (loss) (non-GAAP)	23,989	(9,750)	50,961	62,512

Weighted-average number of common shares outstanding - basic	26,790,752	27,209,521	26,836,114	27,433,851
Dilutive effect of equity awards and other stock-based holdings	413,962	—	373,566	759,870
Weighted-average number of common shares outstanding - diluted	27,204,714	27,209,521	27,209,680	28,193,721

EPS - Basic	$0.83	$(0.29)	$1.63	$2.18
EPS - Diluted	$0.82	$(0.29)	$1.61	$2.12
Adjusted EPS - Basic (non-GAAP)	$0.90	$(0.36)	$1.90	$2.28
Adjusted EPS - Diluted (non-GAAP)	$0.88	$(0.36)	$1.87	$2.22

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, as utilized in the third quarter of 2024, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2023 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

As of the end of the third quarter of 2024, the Company had approximately $17.3 million of cash on hand with approximately $284 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $135 million to $140 million in 2024 compared to $107 million in 2023, reflecting refined execution timing to address critical enterprise risk mitigation and growth projects including our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program.

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

The Company made no cash contributions to the defined benefit pension plan during the nine months ended September 30, 2024 and does not expect to make cash contributions during the fourth quarter of 2024. Additional contributions may be made in future years sufficient to satisfy pension funding requirements in those periods.

The Company's Board of Directors (the "Board") has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of September 30, 2024 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	—
February 17, 2023	75.0	62.0
Totals	$225.0	$62.0

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

As of September 30, 2024, the Company has repurchased a total of 6,252,129 shares of common stock life-to-date, including 1,006,673 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $192.4 million at a weighted average market price of $30.78 per share. As of September 30, 2024, $62.0 million remained available for share repurchases under the current authorization. During the period October 1, 2024 through October 25, 2024, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

As of September 30, 2024, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2023 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Dividends announced during 2024 are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
11/1/2024	11/12/2024	11/26/2024	$0.16	$4.3
8/2/2024	8/13/2024	8/27/2024	$0.16	$4.3
5/3/2024	5/14/2024	5/28/2024	$0.16	$4.3
2/16/2024	3/4/2024	3/18/2024	$0.16	$4.3

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (i) 4.00 to 1.00 or less for the fiscal quarter ending December 31, 2021, through and including the fiscal quarter ending September 30, 2023 and

(ii) 3.75 to 1.00 or less for each fiscal quarter thereafter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at September 30, 2024 and through the date of the filing of this Form 10-Q.

We had a borrowed balance of $170 million under the Revolving Credit Facility at December 31, 2023. We borrowed an incremental net amount of $45 million during the nine months ended September 30, 2024, bringing the balance under the Revolving Credit Facility to $215 million, and available credit for use of approximately $284 million as of September 30, 2024. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Nine Months Ended September 30,
	2024	2023
Cash provided by (used for):
Operating activities	$71,248	$57,381
Investing activities	(105,426)	(71,429)
Financing activities	21,708	5,173
Net change in cash and cash equivalents	$(12,470)	$(8,875)

Cash provided by operating activities increased by $13.9 million for the nine months ended September 30, 2024 versus the prior year period due primarily to (i) an $18.8 million favorable cash impact from accrued liabilities due primarily to the timing of payments and accruals during the nine months ended September 30, 2024 related to incentive-based compensation and other accrued liabilities compared to the prior year period and (ii) a $9.7 million favorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) with a $44.4 million unfavorable cash impact from working capital for the nine months ended September 30, 2024 compared to a $54.0 million unfavorable cash impact in the prior year period due primarily to the favorable impact of Deferred income and customer advances, Inventory and Accounts payable partially offset by Accounts and other receivables. These net favorable impacts were partially offset by a $15.9 million decrease in Net income.

Cash used for investing activities increased by $34.0 million for the nine months ended September 30, 2024 versus the prior year period due primarily to higher cash payments for capital expenditures of approximately $30.3 million during the current year period primarily reflecting increased spend on replacement maintenance and enterprise programs.

Cash provided by financing activities increased by $16.5 million for the nine months ended September 30, 2024 versus the prior year period due primarily to net borrowings of $45.0 million during the nine months ended September 30, 2024 compared to net borrowings of $55.0 million during the prior year period, partially offset by payments for share repurchases of $10.4 million during the nine months ended September 30, 2024 compared to $37.7 million during the prior year period. Cash paid for dividends was relatively unchanged year-over-year.
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

The following table summarizes ongoing and expansion capital expenditures:

Nine Months Ended September 30, 2024
Capital expenditures in Accounts payable at December 31, 2023	$22,660
Purchases of property, plant and equipment	91,731
Less: Capital expenditures in Accounts payable at September 30, 2024	(15,018)
Cash paid for capital expenditures	$99,373

For 2024, we expect our total capital expenditures to be approximately $135 million to $140 million compared to $107 million in 2023, reflecting refined execution timing to address critical enterprise risk mitigation and growth projects including our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program.

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

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the nine-month period ended September 30, 2024 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at September 30, 2024, a 25-basis point fluctuation in interest rates for the nine months ended September 30, 2024 would have resulted in an increase or decrease to our interest expense of approximately $0.5 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2024, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended September 30, 2024. During the quarter ended September 30, 2024, no additional shares were purchased under our share repurchase program and 1,948 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2024	(1)	1,933	$21.63	—	$61,957,898
August 2024		—	—	—	61,957,898
September 2024	(2)	15	26.93	—	61,957,898
Total		1,948	$21.68	—
(1) Total number of shares purchased includes 1,933 shares covering tax withholding obligations in connection with the vesting of equity awards
(2) Total number of shares purchased includes 15 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period October 1, 2024 through October 25, 2024, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

On September 13, 2024, Michael Preston, who served as the Company’s Senior Vice President and Chief Financial Officer until October 1, 2024, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 43,030 shares. Mr. Preston’s plan will expire on February 28, 2025.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2019).
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 20, 2023).
10.1	Offer of Employment Letter between AdvanSix Inc. and Siddharth Manjeshwar, dated September 12, 2024 †
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: November 1, 2024	By:	/s/ Siddharth Manjeshwar
Siddharth Manjeshwar
Senior Vice President and Chief Financial Officer