Form 10-K
period 2024-12-31
AdvanSix Inc.
filed 2025-02-21
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $593 million as of June 30, 2024. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.

There were 26,744,101 shares of common stock outstanding at January 31, 2025.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 18, 2025.

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

Description of Business

AdvanSix Inc. is a diversified chemistry company playing a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients and chemical intermediates, guided by our core values of Safety, Integrity, Accountability and Respect. Our key product lines are as follows:

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

◦Caprolactam – Caprolactam is the key monomer or building block used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of December 31, 2024.

•Plant Nutrients – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of December 31, 2024. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops. We also manufacture sulfuric acid, ammonia and carbon dioxide as part of our integrated operations at Hopewell and occasionally sell any excess material not consumed internally to customers externally.

•Chemical Intermediates – We manufacture, market and sell a number of chemical intermediate products that are derived from the manufacturing processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of solvents, paints, coatings, adhesives, resins and herbicides. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene ("AMS"), cyclohexanone, oximes, cyclohexanol, and alkyl and specialty amines. Additional end-products for intermediates include automotive components, and water treatment and pharmaceutical intermediates.

Each of these product lines represented the following approximate percentage of total sales:

	Years Ended December 31,
	2024	2023	2022
Nylon	23%	23%	25%
Caprolactam	18%	20%	16%
Plant Nutrients*	30%	31%	34%
Chemical Intermediates*	29%	26%	25%
	100%	100%	100%
* The Company transferred certain products between its Chemical Intermediates product line and its Plant Nutrients product line to align more closely with its current sales structure. Historical information has been reclassified to reflect these changes for all periods presented in the Consolidated Financial Statements. Total revenue amounts were not impacted for either period.

The following charts illustrate the distribution of our sales by product line and by region, measured by the destination of each sale, for the year ended December 31, 2024:
For information concerning revenues and assets by geographic region, see “Note 3. Revenue” to our Consolidated Financial Statements included in Item 8 of this Form 10-K, which is incorporated herein by reference.

Our manufacturing process is vertically integrated. We use cumene, a chemical compound produced from benzene and propylene, to manufacture phenol, acetone and AMS at our Frankford, Pennsylvania plant. The majority of the phenol we manufacture is further processed at our Hopewell facility through an integrated series of unit operations, which also consume natural gas and sulfur, to primarily produce caprolactam and ammonium sulfate. In 2024, approximately 59% of the caprolactam we produced at our facility in Hopewell, Virginia was shipped to our facility in Chesterfield, Virginia where it was polymerized into Aegis® Nylon 6 resins. Manufacturing for our U.S. Amines portfolio occurs at our two facilities located in Bucks, Alabama and Portsmouth, Virginia. The below chart shows the end-markets for the Company's products:

Input	PRECURSOR	PLANT DETAILS		EXTERNAL SALES
Cumene	Frankford Plant	* Second largest producer of Phenol and Acetone in North America	Annual Capacity * 1.1 billion pounds Phenol * 680 million pounds Acetone	Phenol Acetone Alpha-Methylstyrene
	Phenol			
Sulfur Natural Gas	Hopewell Plant	* One of the world's largest single-site producers of Caprolactam * The world's largest single-site producer of Ammonium Sulfate Fertilizer	Annual Capacity * 805 million pounds Caprolactam * 3.4 billion pounds Ammonium Sulfate * 1.2 billion pounds Sulfuric Acid * 1.3 billion pounds Ammonia	Flake & Molten Caprolactam Sulf-N® Ammonium Sulfate Packaged Ammonium Sulfate Nadone® Cyclohexanone Naxol Cyclohexanol Oximes
	Caprolactam			
	Chesterfield Plant	* One of North America's largest sites for Nylon 6 production * Resins in wide range of viscosities and specifications	Annual Capacity * 440 million pounds Nylon 6 Resin	Aegis® Nylon 6 Resins
	U.S. Amines - Bucks Plant - Portsmouth Plant	* A leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals.		Range of alkyl and specialty amines

Our integrated manufacturing process, our scale and the quantity and range of our products make us one of the most reliable and efficient manufacturers in our industry. We consistently focus on and invest in improving production yields from our various manufacturing processes to build on our leading global cost advantage. Our logistics infrastructure enables a reliable intra-plant supply chain and consistent and timely delivery to our customers. In addition, we strive to understand the product applications and end markets into which our products are sold, which helps us upgrade the quality, chemical properties and packaging of our products in ways which enable us to attract price premiums and greater demand.

AdvanSix serves approximately 400 customers annually, primarily in the United States, with global capabilities, spanning a wide variety of industries. For the years ended December 31, 2024, 2023 and 2022, we had sales of $1,518 million, $1,534 million and $1,946 million with net income of $44 million, $55 million and $172 million, respectively. For the years ended December 31, 2024, 2023 and 2022, our international sales were $213 million, $284 million and $323 million, respectively.

AdvanSix is a single operating segment and a single reportable segment, operating through five U.S.-based manufacturing sites located in Frankford, Pennsylvania, Hopewell, Chesterfield and Portsmouth, Virginia and Bucks, Alabama. The Company's headquarters is located in Parsippany, New Jersey.

Competitive Strengths

Low-Cost Position Driven by Integrated Manufacturing Footprint, Large Scale, Favorable Geographical Location, and High Utilization Rates. Our vertically integrated manufacturing facilities, scale, access to lower cost raw materials, and high plant utilization rates help us maintain our position as the world's lowest cost producer of caprolactam. First, we are vertically integrated into several key feedstock materials necessary to produce caprolactam, particularly phenol, ammonia and oleum/sulfuric acid, which we believe is a unique advantage in our industry. Our integration allows us to remain flexible, while optimizing sales from our diverse portfolio of products. Second, we operate one of the world’s largest single-site caprolactam and ammonium sulfate production facilities, which is a competitive advantage in our globally, fragmented industry. Our scale provides operating and purchasing leverage and the opportunity to achieve stronger business performance than our competitors in several ways. Most fundamentally, it enables us to spread fixed and overhead costs across more pounds of production, thereby enabling us to produce caprolactam at a lower per pound cost than our competitors. Third, the location of our manufacturing operations in the United States affords us access to low-cost natural gas, which is a key raw material needed to manufacture the ammonia used in the production of caprolactam and ammonium sulfate as well as the source of energy for our manufacturing operations. By contrast, a significant number of our competitors are in geographic locations where energy prices are substantially higher. Our footprint also provides access to a number of higher value end markets across our product lines. Finally, our long-term customer relationships and contracts enable us to maintain high plant utilization rates through the cycle, which, along with our size and scale, serves to retain and attract customers who prioritize security of supply.

Diverse Revenue Sources from the Sale of Ammonium Sulfate Fertilizer, Acetone and Other Chemical Intermediates. Due to our specific chemical manufacturing processes, vertical integration and scale, we produce ammonium sulfate fertilizer, acetone and a wide range of other chemical intermediates that enable us to diversify our revenue sources. Most significantly, for every pound of caprolactam produced, we produce approximately four pounds of ammonium sulfate, a fertilizer used by farmers around the world. For many decades, we have employed agronomists to educate growers and retailers in the Americas on the yield value of using ammonium sulfate fertilizer on key crops including corn, wheat, coffee, sugar, cotton and rice. We have been executing a program to educate growers and retailers on the yield benefit of ammonium sulfate fertilizer on soybeans and have generated on-farm research results that support this crop management practice. Traditionally grown as a less resource intensive alternative to corn, we see soybeans as a potential growth area for nitrogen and sulfur fertilizers as researchers continue to better understand the yield increases that growers can realize by fertilizing soybean crops with these two nutrients. We have also diversified and optimized our ammonium sulfate-based offerings to include a spray-grade adjuvant to support crop protection, as well as other specialty fertilizers and products for industrial use. Sales of ammonium sulfate in 2024 were $458 million and represented 30% of our total sales. We are among the most significant suppliers of acetone to a variety of end markets in North America. Sales of acetone in 2024 were approximately $254 million and represented 17% of our total sales. For AdvanSix, acetone is a key product line with a perform and optimize strategy to meet customer needs while driving favorable sales and profitability mix. In addition to ammonium sulfate and acetone, other products from our manufacturing process include high-purity phenol, AMS, cyclohexanone, oximes, cyclohexanol, sulfuric acid, ammonia and carbon dioxide. The diversity of our sales portfolio helps to mitigate, to some extent, the cyclicality in our end markets. Currently, we not only have leading positions across these diverse product lines but are also aligned to several favorable macro trends that are supporting growth across the portfolio including urbanization and aging infrastructure, digital transformation, global food production and resource scarcity, and a shift to green and performance chemicals. In addition, our U.S. Amines portfolio enables further diversification into agrochemical intermediates, water treatment and pharmaceuticals.

U.S. Value Chain Providing Consistency and Reliability for Domestic Customer Base. With all of our manufacturing located in the U.S., 86% of our sales in the U.S., and primarily procuring our key raw materials domestically, our integrated value chain provides consistency and reliability for our predominantly domestic customer base. Our cost position, business model, and sales and marketing capabilities, however, enable us to compete globally where nylon resin, caprolactam, ammonium sulfate and chemical intermediates are consumed. Our freight and logistics capabilities and terminal locations position us well to serve global markets, including the dock and loading facility at our Hopewell facility which serves ocean-going dry-bulk freight vessels. Our global reach enables us to arbitrage geographic price variations to ensure we are receiving the highest value for our products.

Technical Know-How, Customer Intimacy and Application Development Capabilities. Intimate knowledge of our customers and end market applications, combined with our technical know-how, enables us to develop differentiated, higher quality products that are often valued higher by customers compared to commodity products. Our technology talent consists of scientists and engineers with degrees in polymer and chemical synthesis, catalysis and chemical engineering, who work on driving unique offerings and developing new products across our diverse portfolio. Our agronomists provide the latest scientific information on the importance of sulfur nutrition for crops and how to optimize the benefits of ammonium sulfate fertilizer to our global customers through a variety of channels including webinars, technical training sessions for retailers and direct grower meetings. We also have a strategic focus around placing our various chemistry platforms into high-value applications. This diversification of end market exposure supports our sales and margin performance in spaces such as electronics, alkyd-based paints and pharmaceutical and other industrial applications.

Business Strategies

Operational Excellence and Improving Through-Cycle Profitability. Through our vertical integration, size, access to low-cost raw materials, and high utilization rates, we seek to build on our low-cost leadership position and expand operating margins by reducing our Nylon 6 resin, caprolactam, ammonium sulfate and other chemical intermediate production costs. While our global low-cost position supports our ability to operate at disproportionately higher utilization rates relative to our industries and to meet demand where it exists through a cycle, our goal of generating higher lows and higher highs requires us to drive productivity, optimize our regional and product sales mix, and continue to promote the value proposition of our differentiated offerings. Operational excellence is a key enabler to our overall performance, and we take all the learnings for sustained continuous improvement with rigor and discipline. There is a meaningful annual opportunity of sustainably running at our targeted production rates. Our focus on operational excellence and ongoing productivity improvements concentrate on the following:

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

Enhancing Portfolio Resiliency. Our diverse portfolio serves us well particularly during times of uncertainty. Supplementing our exposure to diverse end-use applications, we have enhanced our sales mix through our differentiated product portfolio. Over the past several years, we have invested in capabilities to strengthen our innovation, increase the value of our product portfolio and meet customer specifications in certain high value industries including high-purity applications, high-value intermediates and differentiated nylon. We have had successes across the portfolio including our oximes-based EZ-Blox® anti-skinning agent used in paints and coatings, and our Nadone® cyclohexanone product line, which is a solvent used in various high-value applications. Growing off a small base, we have also seen commercial success with our Nylon-based wire and cable offerings as well as copolymer Nylon 6/66 resin, which are used in engineered plastics for the automotive industry, films for food packaging, as well as other higher value applications. In addition, as a result of recent efforts and enhancements in crystallizer technology and operations, we are now producing a high-quality granular grade ammonium sulfate at greater conversion levels to meet the growing demand of our customers. These efforts are being supplemented by our multi-year SUSTAIN (Sustainable U.S. Sulfate To Accelerate Increased Nutrition) program's planned expansion in granular ammonium sulfate production. We are focused on working with customers to solve their needs with respect to sustainability and have commercialized our 100% Post-Industrial and Post-Consumer Recycled nylon. Our technology team works with existing and potential customers to understand end-use applications, build application development capabilities and protect the value proposition of our new products.

Strong Capital Stewardship. We have developed and are executing against a disciplined framework for capital deployment that balances long-term investment to improve the through-cycle profitability of the business with return of cash to shareholders. We are focused on improving our return on invested capital and remain committed to delivering strong and sustainable total shareholder return over the long-term. Our approach to deploying cash is disciplined with a two-pronged framework of critical funding and discretionary choices to create value. From a critical funding perspective, we have our ongoing base maintenance and health, safety and environmental capital expenditures including our enterprise programs to support long-term operational excellence and risk mitigation. We have and will continue to flex this level of spend, as needed or required, to address critical enterprise risk mitigation, regulatory compliance and sustainability programs. We believe that our dividend, which has grown since its initiation in 2021, serves as a dependable return of cash to our shareholders and fits very well within this framework supported by annual operating cash flow. The timing, declaration, amount and payment of dividends to stockholders, if any, will be within the sole discretion of our Board of Directors (the "Board"). All further capital allocation is discretionary where we fund growth and cost saving programs at robust returns, inorganic opportunities and share repurchases. Our high-return growth and cost savings capital project pipeline target improvement in production rate, cost, quality and yield. As an example, we are accelerating profitable growth through our multi-year SUSTAIN (Sustainable U.S. Sulfate To Accelerate Increased Nutrition) program's planned expansion in granular ammonium sulfate production. We continue to pursue a highly-selective acquisition and alliance strategy to supplement our organic sales by broadening our customer base, developing our technology and product portfolios, and enhancing our cash flow profile and margin stability. On an ongoing basis we evaluate options to return cash to shareholders and maintain sufficient capacity under our current share repurchase authorization.

Industry Overview

Nylon Solutions. Nylon is sold globally as a polymer resin that is drawn into fiber for textiles and carpet and into filament for industrial applications: compounded for engineering plastics, including for automotive end-use; and extruded into film for food and industrial packaging applications. During 2024, approximately seven million metric tons of Nylon 6 resin were produced and consumed globally, with China and the rest of Asia containing approximately 67% of total global Nylon 6 production capacity and Western Europe and North America combined for approximately 14%. Overall utilization of global production capacity was approximately 58%. Market growth typically tracks global GDP growth over the long-term but varies by end-use.

Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand trends in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene and, depending on the manufacturing process utilized, natural gas and sulfur. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced variation as a result of global changes in supply and demand. Nylon 6 resin prices generally track caprolactam prices, although prices set above the average commodity spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products for current and new customer applications. Our differentiated Nylon 6 products, such as our wire and cable, and co-polymer offerings, are typically valued at a higher level than commodity resin products. We believe that Nylon 6 end market growth will continue to generally track global GDP over the long-term. Carpet is the largest end-use for Nylon 6 in North America and has seen stable to declining demand growth for a number of years reflecting shifts in consumer preferences to hard flooring versus soft and the previous substitution to lower-cost polyester. The housing sector had seen an improving trend in recent years, however, residential construction markets have slowed through 2024 reflecting higher interest rates. While Nylon 6 has a stronger presence in commercial carpet applications, including hospitality and office, where the material is preferred for its durability and performance characteristics, growth in both residential and commercial markets has been subdued. A lower interest rate environment, in time, is expected to favorably impact building and construction, and we anticipate seeing a more meaningful impact translate across the fiber and filament chain in 2025. Applications such as engineered plastics and packaging have potential to grow at faster rates given certain macrotrends.

Varying regional dynamics, including competitive intensity and trade flows continue to impact regional pricing. Despite long supply and demand fundamentals, estimated operating rates out of China remain at multi-year highs resulting in continued nylon exports to other regions, namely southeast Asia. In North America, where we primarily participate, demand has been stable albeit on a lower base, with continued softness in building and construction offset by resilience in packaging and engineering plastics applications.

Plant Nutrients. Ammonium sulfate is used as a fertilizer providing the key nutrients of sulfur and nitrogen for major agricultural crops globally such as corn, wheat, coffee, sugar, cotton and rice. Ammonium sulfate fertilizer products are primarily sold in North and South America. As of December 31, 2024, ammonium sulfate fertilizer accounts for approximately 6% of the global market for nitrogen fertilizer and over 40% of the global market for sulfur fertilizer. Global prices for ammonium sulfate are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including the price of crops. Evidence continues to demonstrate that farmers understand the investment trade off in driving better yield while managing their cost structure and profitability. Strong underlying agriculture fundamentals coupled with elevated global energy input costs and tighter nitrogen fertilizer supply and demand dynamics drove significantly higher nutrient values through most of 2021 and 2022. Nitrogen fertilizer pricing declined through 2023 amid lower energy costs and increases in global supply availability, but remained favorable relative to historical levels. Pricing and spreads strengthened in 2024, which we believe is reflective of an increasingly recognized sulfur value proposition and observed growth in demand. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops as compared to other fertilizers. We produce a high-quality granular grade of ammonium sulfate to meet the growing demand of our customers. We expect sulfur nutrition demand to grow 3%-4% per year with potential upside driven by increased adoption of ammonium sulfate on soybeans. In addition, there are significant anti-dumping duties in place in the U.S. against Chinese ammonium sulfate, which are subject to customary sunset review in 2028. We also directly supply packaged ammonium sulfate to customers, primarily in North America, and have diversified and optimized our offerings to include spray-grade adjuvants to support crop protection, as well as other specialty fertilizers and products for industrial use.

Chemical Intermediates. Chemical intermediates are used as key inputs for a variety of end market products including construction materials, paints and coatings, packaging agrochemical, water treatment, pharmaceutical and consumer applications. The primary products are acetone, phenol, AMS, cyclohexanone and a range of alkyl and specialty amines. Acetone and phenol represent approximately 58% and 10%, respectively, of our chemical intermediates sales. Acetone global demand totals approximately eight million metric tons with the U.S. representing approximately 18% of the global market. Major end-uses for acetone are methyl methacrylate, polycarbonate, epoxy resins, ketones and solvents used widely in automotive and construction, as well as agrochemicals. Polycarbonate and epoxy resins are the largest global end-use for phenol, followed by phenolic resins which are used in construction products, such as wood resins. Industry operating rates for phenol and acetone production have fallen in recent years and are estimated to be approximately 70% globally and low to mid 60% in the U.S. with reduced consumer demand and significant additional capacity additions in Asia, particularly China. Prices for acetone are influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. In the U.S., where we primarily sell our acetone, there were elevated levels of acetone imports during 2018 and 2019 given high industry operating rates globally, which pressured regional pricing and spreads. As a result of strong global acetone demand driven by favorable COVID-related acetone derivative drivers (hand sanitizers and acrylic screens) in addition to the implementation of acetone anti-dumping duties, acetone imports into the U.S. declined in recent years, creating more favorable supply and demand conditions for the product and improved pricing. Industry-realized acetone prices over refinery grade propylene costs generally remain healthy and continued balanced to tight global supply and demand as lower global phenol operating rates continue to persist. Looking forward, a lower interest rate environment in 2025 would likely support phenol demand in building and construction applications for both renovation and new builds. Demand across the rest of the Chemical Intermediates portfolio is mixed overall though these products do represent platforms serving high-value applications in support of longer-term growth and profitability.

Competition

Competition across our product offerings is based on a variety of factors including price, reliability of supply, quality, product innovation, breadth of product line, R&D efforts and technical and managerial capability. While the competitive position of our individual products varies, we believe we are a significant competitor in each major product class. For Nylon Solutions, we compete with integrated manufacturers such as BASF Corporation, UBE Corporation, DOMO Chemicals GmbH, Envalior, Highsun Group Holdings Ltd., and Sinopec Limited. For Plant Nutrients, we compete with manufacturers such as Pasadena Commodities International and Nutrien Ltd. For Chemical Intermediates, we compete with stand-alone phenol and acetone producers, such as INEOS Phenol and Altivia, and, with respect to our amines product line, our key alkyl amines U.S.-based competitor is Eastman Chemical Company.

Product Overview

Nylon and Caprolactam

We manufacture our Nylon 6 resin in our Chesterfield plant. We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In 2024, our Nylon products generated $349 million of sales. In 2024, 2023 and 2022, Nylon sales were 23%, 23% and 25% of our total sales, respectively.

We produce caprolactam, the key monomer or building block used in the production of Nylon 6 resin, at our Hopewell plant using phenol produced at our Frankford plant and sulfur and natural gas obtained from third-party suppliers. In 2024, caprolactam generated $276 million of sales. In 2024, 2023 and 2022, caprolactam sales were 18%, 20% and 16% of our total sales, respectively.

Plant Nutrients

Ammonium sulfate fertilizer is produced simultaneously with caprolactam as part of our integrated manufacturing process at our Hopewell plant. We manufacture this product in a ratio of approximately four pounds of ammonium sulfate to one pound of caprolactam. Our co-product competitors typically produce approximately two pounds or less of ammonium sulfate for each pound of caprolactam. We currently target converting approximately 70% of the ammonium sulfate we produce into higher-value granular form and anticipate ongoing increases as we implement our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program. We also manufacture sulfuric acid, ammonia and carbon dioxide as part of our integrated operations at Hopewell and occasionally sell any excess material not consumed internally to customers externally. We sell ammonium sulfate under the brand name Sulf-N®, and in 2024, our Plant Nutrients products generated $458 million of sales. In 2024, 2023 and 2022, Plant Nutrient sales were 30%, 31% and 34% of our total sales, respectively.

Chemical Intermediates

We manufacture, market and sell chemical intermediates to a range of customers for use in many different types of end-products. In 2024, chemical intermediates generated $435 million of sales, of which $337 million, or 78%, came from sales of acetone, phenol and cyclohexanone, and $97 million, or 22%, came from sales of our other chemical intermediates. In 2024, 2023 and 2022, sales of chemical intermediates were 29%, 26% and 25% of our total sales, respectively.

The phenol we produce at our Frankford plant is a key chemical intermediate used in our caprolactam manufacturing process. The majority of the phenol we produce is used in production of caprolactam and other chemical intermediates at Hopewell. Any remaining phenol is sold to customers for use in their product applications such as phenolic resins, alkyl phenols and Bisphenol A used for epoxy resins and polycarbonate.

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

Through our U.S. Amines sites, we also produce and sell alkyl and specialty amines which are used in agrochemical intermediates, water treatment and pharmaceutical applications.

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

Sales, Marketing and Distribution

We have a sales force with global reach, long-standing customer relationships and deep expertise with our products, product applications and end markets. We predominantly sell directly to our customers, primarily under contracts but also through spot transactions under purchase orders and through distributors.

Our products are supported by our global logistics capability that we employ to ensure reliable and timely delivery to our customers while maximizing distribution resources and efficiency.

Customers

AdvanSix serves around 400 customers annually, primarily in the United States, with global capabilities, spanning a wide variety of industries. In 2024, the Company's 10 largest customers accounted for approximately 38% of total sales. Our largest customer is Shaw Industries Group Inc. ("Shaw"), one of the world's largest consumers of caprolactam and Nylon 6 resin. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. Sales to Shaw were 10% of our total sales for the year ended December 31, 2024, and 11% for the years ended December 31, 2023 and 2022. We typically sell to our other customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover.

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

Research & Development and Intellectual Property

We believe success in our industry is driven not only by operational excellence and cost position but also through technological strength and innovation. Our R&D activities are regularly prioritized and funded with a stage gate approach with a primary emphasis on improving our chemical manufacturing processes to increase efficiency, capacity and productivity, lowering production and operating costs, and innovating and developing new product applications.

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

Human Capital Management

As a company, we recognize that our people are our greatest asset and the foundation of our success. We feel a deep sense of responsibility to provide a safe, inclusive and engaging workplace for all our employees and contractors, and strive for a zero-incident safety culture. Our core values of Safety, Integrity, Accountability and Respect guide our day-to-day activities and inform our broader business strategy as we drive safe, stable and sustainable operations through an ownership mentality aligned to shareholder value creation. Our Board, along with management and cross-functional teams, work closely to evaluate and proactively address human capital management topics such as safety, employee development, employee benefits and employee engagement and inclusion.

Employees

As of December 31, 2024, the Company employed approximately 1,450 people. Of this total, approximately 560 are salaried employees and approximately 890 are hourly employees. Approximately 760 employees are covered under collective bargaining agreements that expire between 2025 and 2029. The Company strives to maintain positive and productive relationships with all of its employees, including the unions representing those employees.

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

As an organization, we maintain a relentless focus on continuous improvement and our vision is zero injuries for employees and contractors. Our CARE program — Courage to Act, Respond and Engage — was launched in 2019 and inspires us to Live Safety in all we do. We use the industry standard Total Case Incident Rate ("TCIR") to measure our ongoing safety performance and compare with benchmarks. TCIR is defined as the number of occupational injuries and illnesses per 100 employees. Our TCIR was 1.09 in 2024, 0.97 in 2023 and 1.15 in 2022.

Engagement and Inclusion

At AdvanSix, we strive for an inclusive work environment that fosters respect for all our coworkers, customers, suppliers and business partners. We value the diversity reflected in the various backgrounds, experiences, and ideas of our directors, employees, contractors, and other stakeholders. We strive to represent the communities in which we operate, celebrate our differences, inspire belonging, and are tenacious in our pursuit of bringing out the best in people both individually and collectively. Our Code of Conduct outlines our commitment to provide employees a workplace that is free from discrimination or harassment (specifically related to gender, race, disability, ethnicity, nationality, religion and sexual orientation) or personal behavior not conducive to a productive and inclusive work climate. We believe it is important that each employee feels a sense of belonging and is valued as part of the organizational culture we are cultivating, and we feel it is important that each employee sees diverse representation across our AdvanSix team.

During 2024, we progressed a number of key actions to advance engagement and inclusion within the organization including focus group discussions, review of our talent pipeline and overall development programs. We created a program in 2022 for inclusive leadership, ensuring our leaders understand and have the tools to create an inclusive environment where all can thrive. Our third inclusive leadership cohort kicked off a full year of experiential learning in 2024.

AdvanSix also seeks to improve gender equality in the manufacturing industry, starting with supporting science, technology, engineering and math (STEM) education and work in related fields. Supporting Women in Manufacturing (SWiM), an AdvanSix Employee Resource Group, was formed in 2019 with the goal of promoting women in manufacturing, female leadership and growth in STEM-related fields. SWiM seeks to raise awareness on these matters through programs, events and discussions, including networking, professional development, outreach, volunteering and internal programs highlighting leadership and career paths in multiple disciplines. AdvanSix is committed to pay equity for its employees and regularly performs reviews of its compensation practices to evaluate and maintain pay equity in several respects, including by gender, ethnicity and race.

At a national level, AdvanSix continues its participation as a patron level supporter of the American Institute of Chemical Engineers’ ("AIChE") “Doing a World of Good” initiative that actively supports five high priority pillars within the chemical engineering field that align closely with sustainability and environmental, social and governance ("ESG") focus including engagement and inclusion. In addition, AdvanSix supports the Future of STEM Scholars Initiative ("FOSSI"), a national, industry-wide program which provides scholarships to students pursuing STEM degrees at Historically Black Colleges and Universities ("HBCUs") and connections to internships, leadership development and mentoring opportunities.

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

Information about our Executive Officers

The executive officers of AdvanSix, listed as follows, are appointed annually by the Board. Ms. Kane and Mr. Gramm were each first appointed as an executive officer in 2016, Ms. Slieter and Mr. Kintiroglou were each appointed as executive officers in 2020, and Mr. Manjeshwar was appointed as an executive officer in 2024.

There are no family relationships among them or our Board members.

Name, Age	Position	Business Experience
Erin N. Kane, 47	Chief Executive Officer and Director	Prior to joining the Company, Ms. Kane served as vice president and general manager of Honeywell Resins and Chemicals since October 2014. She joined Honeywell in 2002 as a Six Sigma Blackbelt of Honeywell’s Specialty Materials business. In 2004, she was named product marketing manager of Honeywell’s Specialty Additives business. From 2006 until 2008, Ms. Kane served as global marketing manager of Honeywell’s Authentication Technologies business, and in 2008 she was named global marketing manager of Honeywell’s Resins and Chemicals business. In 2011, she was named business director of chemical intermediates of Honeywell’s Resins and Chemicals business. Prior to joining Honeywell, Ms. Kane held Six Sigma and process engineering positions at Elementis Specialties and Kvaerner Process. Ms. Kane serves on the Boards of Directors of AdvanSix Inc., the Chemours Company, and the American Chemistry Council. She served on the Board of Directors of the AIChE from 2019 through 2021. Ms. Kane brings to the Board her extensive leadership experience as well as knowledge of AdvanSix’s business, industry, health, safety and environmental processes, and operations.
Siddharth Manjeshwar, 48	Senior Vice President and Chief Financial Officer	Prior to joining the Company, Mr. Manjeshwar served as Vice President, Corporate Treasurer and Investor Relations at Air Products. Prior to that, Mr. Manjeshwar served as Chief Financial Officer at FirstLight Power from 2018 through 2021, as Vice President, Corporate Finance and M&A, and Treasurer at Dynegy Inc. from 2012 through 2018, and in investment banking roles at Deutsche Bank Securities, Inc. and Barclays Capital/Lehman Brothers from 2005 through 2012.
Achilles B. Kintiroglou, 46	Senior Vice President, General Counsel and Corporate Secretary	Prior to being named to his current role, Mr. Kintiroglou was the deputy general counsel of AdvanSix since the spin-off in 2016. Before joining AdvanSix, he was a corporate and securities partner at Day Pitney LLP and a corporate and finance associate at Pillsbury Winthrop Shaw Pittman LLP and Pitney Hardin LLP.
Kelly J. Slieter, 50	Senior Vice President and Chief Human Resources Officer	Prior to joining the Company, Ms. Slieter served as vice president of human resources of Honeywell International Inc. since 2018. She joined Honeywell in 1997 as an intern and subsequently served in various human resources roles through 2003, including as M&A integration leader and as HR manager for multiple business units. From 2003 to 2004, she served as human resources manager at Bristol-Myers Squibb Company. From 2004 to 2005, she served as organization development manager for Tyco International. Ms. Slieter rejoined Honeywell in 2005 and served in roles with increasing responsibility through 2015, including, director of HR functional excellence, corporate; director of organization development & learning for the Automation & Control Solutions business; director of human resources for Honeywell Building Solutions; and senior director, human resources corporate. From 2015 through 2018, she served as vice president, human resources of the Honeywell UOP business.
Christopher Gramm, 55	Vice President, Controller	Prior to joining the Company, Mr. Gramm served as vice president and controller of the aerospace and corporate government compliance divisions at Honeywell. He joined Honeywell in 1997 as a senior staff accountant. Over the course of the period from 1997 to March 2011, Mr. Gramm held several positions at Honeywell, including controller and chief financial officer of various divisions focused on areas including specialty materials and resins and chemicals. Beginning in March 2011, he was vice president and controller of the aerospace division at Honeywell. From August 2014 to November 2015, Mr. Gramm served as vice president of finance for the integrated supply chain of the aerospace division at Honeywell. Before joining Honeywell, Mr. Gramm was a manager at Corning Life Sciences.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.AdvanSix.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2025 Annual Meeting of Stockholders, which will also be available free of charge on our website. Information contained on, or that may be accessed through, our website does not and will not constitute part of this Form 10-K. Our filings with the SEC are also available on the SEC website at www.sec.gov.

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

Our business, financial condition and results of operations could be adversely affected by domestic and global economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. Adverse economic events, including inflation and potential recessionary pressures, interest rate volatility, supply chain issues, labor market shortages, trade conflicts including export and import restrictions, tariffs and other trade barriers, any economic volatility or uncertainty resulting from new or proposed regulatory, trade or other policies of the new U.S. presidential administration, pandemics and any resurgences thereof, the threat of war and geopolitical concerns, including as a result of the conflict between Russia and Ukraine, the conflict in Israel and Gaza, the surrounding region and the possible expansion of such conflicts, sovereign debt and economic crises, domestic or international terrorism, and protectionism could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets which may affect us and our customers. For example:

•Weak economic conditions, especially in our key value chains and end markets, could reduce demand for our products, impacting our sales and margins;

•As a result of volatility in commodity prices and inflation, we may encounter difficulty in achieving sustained market acceptance of past or future price increases;

•In addition, in the event of continued high inflationary pressure, we may not be able to adjust our pricing or increase our productivity and reduce our costs to a level sufficient to offset increased costs, which could reduce our margins and profitability;

•Market conditions, including those arising from any new or proposed regulatory, trade or other policy changes of the new U.S. presidential administration could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could cause decreases in demand for our products, decreased product prices and lower volumes and margins, potentially resulting in decreased sales and earnings;

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

As a result of the scale and quantity and range of our product offerings, as well as the significant level of integration across our manufacturing facilities, we are exposed to increased risk associated with unplanned downtime or material disruptions at any one of our production facilities, which have occurred in the past and which may occur in the future, and which adversely impact our supply chain and our manufacturing process.

Unplanned interruptions at our production facilities have occurred in the past and may occur in the future, and we may not have enough intermediate chemical inventory at any given time to offset production losses. Our business interruption insurance coverage may not cover all costs or losses associated with unplanned downtime, or such insurance may not continue to be available in amounts or on terms acceptable to us, or at all. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation and carry the risk that discoverable items and delays during the repair process may cause additional unplanned downtime. Any such unplanned downtime at any of our production facilities may adversely affect our business, financial condition and results of operations.

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

We rely heavily on third party transportation to deliver raw materials to our facilities and ship products to our customers. Transport and pipeline operators are exposed to various risks, such as extreme weather conditions, natural disasters, work stoppages, personnel shortages, and operating hazards, as well as interstate and international transportation requirements. If we experience transportation problems, or if there are other significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship products to our customers. We seek to maintain appropriate buffer inventory of intermediate chemicals necessary for our manufacturing process, which is intended to mitigate the extent of any delays or disruptions in supply chain logistics. However, our failure to obtain raw materials, ship products or maintain sufficient buffer inventory could materially and adversely impact our business, financial condition and results of operations.

The loss of one or more of our significant customers could adversely affect our business, financial condition and results of operations.

Our business depends on significant customers, many of whom have been doing business with us for decades. The loss of one or several significant customers may have an adverse effect on our business, financial condition and results of operations. In 2024, our 10 largest customers accounted for approximately 38% of our total sales across all product lines. Our largest customer is Shaw, one of the world’s largest consumers of Nylon 6 resin and caprolactam. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. We typically sell to other customers under master services agreements, with primarily one-year terms, or by purchase orders. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, or significant unfavorable changes to pricing or other terms in contracts with any of them, could have an adverse effect on our business, financial condition and results of operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest customers were to become bankrupt or insolvent, or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have an adverse effect on our business, financial condition and results of operations.

Our operations and growth projects require substantial capital, and we may not be able to obtain additional capital that we need in the future on favorable terms or at all.

Our industry is capital intensive, and we may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, satisfy regulatory and environmental compliance obligations, achieve sustainability priorities or goals adopted by the Company, implement further marketing and sales activities, fund ongoing R&D activities, and meet general working capital needs. Our capital requirements will likely depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology, new products and R&D projects and the status and timing of these developments. Our capital projects and other growth investments may have lengthy deadlines during which market conditions may deteriorate between the capital expenditure’s approval date and the conclusion of the project, negatively impacting projected returns on our investments. Delays or cost increases related to capital and other spending programs, including those relating to plant improvements and development of new technologies, could materially adversely affect our ability to achieve forecasted operating results. In addition, we may need to seek additional capital in the future, and debt or equity financing may not be available to us on terms we find acceptable, if at all. Circumstances involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, or concerns about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could significantly impair our access to funding sources or other credit arrangements in amounts adequate to finance our current and future business operations or could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we raise funds through the issuance of additional common equity, ownership in AdvanSix would be diluted. We believe that we currently have adequate capital resources to meet our projected operating needs, capital expenditures and other expected cash requirements. However, we may need additional capital resources in the future, and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected.

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

These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines, work stoppage injunctions, lawsuits by injured persons, damage to our reputation and brand and diminished product acceptance. If such actions are determined to be adverse to us or there is an associated economic impact to our business, we may have inadequate insurance or cash flow to offset any associated costs. Such outcomes could adversely affect our business, financial condition and results of operations.

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

Lack of control over the actions of our business partners in any strategic relationship, joint venture or collaboration could significantly delay the introduction of planned products or otherwise make it difficult or impossible to realize the expected benefits of such relationship. An investment in, or acquisition of, complementary businesses, products or technologies could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur unanticipated expenses, write-downs, impairment charges or unforeseen liabilities that could negatively affect our business, financial condition and results of operations, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant debt or have to delay or not proceed with announced transactions. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.

The occurrence or threat of extraordinary events, including terrorist attacks, may disrupt our operations and could adversely affect our business, financial condition and results of operations.

Due to concerns related to terrorism, we are subject to various security laws including Maritime Transportation Security Act of 2002 (“MTSA”) regulations. Our Frankford and Hopewell facilities are regulated facilities under MTSA regulations due to the nature of our operations and the proximity of the facilities to adjacent waterways. Federal, state, local and foreign governments could implement new, or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers or other chemicals. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower sales and reduced profit margins. It is possible that federal, state, local and foreign governments could impose additional limitations on the use, sale or distribution of chemicals we produce and sell, thereby limiting our ability to manufacture or sell those products, or that illicit use of our products could result in potential exposure for us. The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to negatively affect the economy in general, and the markets for our products in particular. The resulting damage from an attack on our assets could include loss of life and significant property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

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

Approximately 760 of our employees are covered under collective bargaining agreements that expire between 2025 and 2029, which represents approximately 52% of our employee base as of December 31, 2024. From time to time, we engage in negotiations to renew collective bargaining agreements as those contracts are scheduled to expire. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. We may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis and, ultimately, our business, financial condition and results of operations.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats, directed at AdvanSix, its plants and operations, its products, its customers and/or its third-party service providers including cloud providers. The techniques used to obtain unauthorized access to networks, or to sabotage IT systems, change frequently and may become more advanced including through the use of artificial intelligence ("AI"), and are increasingly difficult to detect and prevent, as these attacks are generally not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. While we have experienced, and expect to continue to experience, these types of threats, our information technology infrastructure, including cybersecurity controls, is designed to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. We track cyber performance metrics and conduct training of our employees on protective measures regarding information security, data privacy, cyber-attacks and recognizing phishing attempts. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of our plant operations and business generally or the disruption of the operations and businesses of our vendors or customers. Additionally, we use third-party vendors that may store sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While our standard vendor terms and conditions include certain safeguards, including requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, a breach at these third-party vendors may occur regardless of our efforts to mitigate the possibility of any such breach. The potential consequences of a material cybersecurity incident on our own systems or the systems of those with whom we do business include reputational consequences, safety risk, operational disruptions, physical damage to our assets, claims from and litigation with third parties, fines levied by governmental authorities, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could, individually or in the aggregate, adversely affect our competitiveness, plant operations, business, financial condition and results of operations. We maintain cyber liability insurance, but this insurance may not be sufficient to cover the losses that may result from a cybersecurity incident.

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

Recent technological advances in AI come with significant risks related to its use across many industries and end markets, as well as an evolving regulatory landscape. We may be exposed to such risks in cases where we utilize AI in connection with certain business activities now or in the future, in cases where, whether or not known to us, Company personnel use AI for our business or at Company locations, or in cases where our third-party partners, whether or not known to us, use AI in their business activities, which we may not be in a position to control. The use of AI by us, our employees or any of our third-party partners may result in unauthorized disclosure of personal data, proprietary information and trade secrets, commercially sensitive or confidential information of the Company, our employees or our partners. Such unauthorized disclosures or uses of information can result, among other things, in reputational harm, loss of confidence by our customers or employees, penalties, litigation costs, or legal liability. If we are unable to successfully manage these risks, it may have a material adverse effect on our business, results of operations and financial condition.

We may be required to make significant cash contributions to our defined benefit pension plan.

We sponsor a defined benefit pension plan under which certain eligible AdvanSix employees who were employed by Honeywell prior to the spin-off earn pension benefits as if they remained employed by Honeywell. Significant changes in actual investment return on pension assets, discount rates, retirement rates and other factors could require unplanned cash pension contributions in future periods. Changes in discount rates and actual asset returns different from our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We made no pension contributions during 2024, but may make pension contributions in future periods to satisfy funding requirements.

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

Public focus on climate change, sustainability, and environmental issues has also led to increased government regulation and may cause certain of our key stakeholders to require that we meet certain standards, including customers or suppliers who may impose environmental standards on us as a part of doing business with them, all of which could increase the costs incurred by our customers to use our products and otherwise limit the use of these products, which could lead to decreased demand for these products. We may also incur additional expense as a result of domestic and international regulations requiring disclosures regarding GHG emissions and/or broader ESG matters, related performance indicators and other factors.

We are impacted by increasing stakeholder interest in performance relative to sustainability and ESG matters. As a result, we have expanded our reporting and investments associated with ESG matters and have announced goals regarding our sustainability and ESG performance. Our statements and goals for such matters represent our current plans but are not guarantees that we will be able to achieve such goals which may be adversely impacted by available technology, evolving regulatory requirements, availability of suppliers, and capital requirements.

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

We have exposure to risks inherent in international sales, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations including customs and international trade laws; unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions; political and economic instability; import and export restrictions, tariffs, and other trade barriers or retaliatory actions; fluctuations in foreign currency exchange rates; government takeover or nationalization of business; and government mandated price controls. These considerations limit the countries in which we can do business, the persons or entities with whom we can do business, the products which we can buy or sell, and the terms under which we can do business. As a U.S.-based producer, we are impacted by anti-dumping investigations which have had, and may continue to impose, significant anti-dumping duties on our products. Such duties place us at a significant competitive disadvantage in the applicable markets. In each case, we diligently evaluate our commercial and legal options to defend these investigations and their subsequent sunset reviews and take steps we feel are prudent to protect our interests, including defending our anti-dumping petitions covering imports of acetone and ammonium sulfate with the International Trade Commission (see "Anti-Dumping Duty Petitions - Acetone" under "Recent Developments" in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Historically, we have sought to plan for these risks through geographical mix management so that the imposition of duties does not materially affect our business results, but such duties could have an adverse effect on the sales of our key product lines and affect our business performance in the future.

There can be no assurance that, in the future, any governmental or international trade body will not institute trade policies or remedies that are adverse to exports from the United States, and given the recent change in U.S. presidential administration, we may face additional uncertainty with regard to U.S. government trade policy. In recent years, the U.S. imposed tariffs on certain U.S. imports, and China and other countries responded with retaliatory tariffs on certain U.S. exports. Any significant changes in international trade policies, practices or trade remedies, especially those instituted in our target markets or markets where our major customers are located, such as the United States-Mexico-Canada Agreement which became effective in July 2020, could potentially increase the price of our products relative to our competitors or decrease our customers’ demand for our products, which in turn may adversely affect our business, financial condition and results of operations.

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

General or industry-specific market conditions, stock market performance or macroeconomic and geopolitical factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In recent years, stockholder activism, including threatened or actual proxy contests, has been directed against numerous public companies. If a stockholder activist was to take, or threaten to take actions, against the Company, this could cause the Company to incur significant costs as well as the distraction of management, which could have an adverse effect on our business and financial results. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

We consider the manufacturing facilities and technology centers and the other properties that we own, or lease, to be in good condition and generally suitable for the purposes for which they are used. Our manufacturing facilities are maintained through ongoing capital investments, regular maintenance and equipment upgrades. We believe our facilities are adequate for our current operations.

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

The EPA and the Company entered into an Administrative Compliance Order on Consent in February 2023 and a second Administrative Compliance Order on Consent in February 2024 in connection with alleged violations involving the Company’s risk management program at its manufacturing facility in Hopewell, Virginia. The Company is currently implementing an EPA-approved work plan to improve its risk management program at Hopewell in connection with the orders. The Company and the EPA also entered into an Administrative Compliance Order on Consent in February 2024 connection with alleged violations involving the Company’s stormwater and other discharges. These EPA allegations may potentially subject the Company to penalties. Although the outcome of these matters cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

Additionally, the Virginia Department of Environmental Quality ("VA DEQ") has initiated discussions regarding certain alleged violations associated with air emissions and water discharges at the Company’s Hopewell facility. The facility is currently assessing and discussing the allegations with the VA DEQ. Although the outcome of the matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ASIX.” On January 31, 2025, there were 15,738 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $31.28 per share.

As of January 31, 2025, 26,744,101 shares of our common stock and 0 shares of our preferred stock were outstanding.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended December 31, 2024. During the quarter ended December 31, 2024, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 2024	—	$—	—	$61,957,898
November 2024	—	—	—	61,957,898
December 2024	—	—	—	$61,957,898
Total	—	$—	—

As of December 31, 2024, the Company had repurchased a total of 6,252,129 shares of common stock, including 1,006,673 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $192.4 million at a weighted average market price of $30.78 per share.

During the period January 1, 2025 through January 31, 2025, 6,269 additional shares were repurchased for tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $28.35 and no additional shares were repurchased under the currently authorized repurchase program.

Dividends

The Company commenced the declaration of dividends on September 28, 2021 and has declared and paid dividends on a quarterly basis.

The Company increased its quarterly dividend by 10% ($0.145 to $0.160) and 16% ($0.125 to $0.145) during the third quarter of 2023 and 2022, respectively.

Dividends paid during 2024 and the dividend announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
2/21/2025	3/10/2025	3/24/2025	$0.16	$4.3
11/1/2024	11/12/2024	11/26/2024	$0.16	$4.3
8/2/2024	8/13/2024	8/27/2024	$0.16	$4.3
5/3/2024	5/14/2024	5/28/2024	$0.16	$4.3
2/16/2024	3/4/2024	3/18/2024	$0.16	$4.3

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

The Company paid dividends of approximately $17.1 million, $16.7 million and $15.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the total returns on the Standard & Poor’s ("S&P") Small Cap 600 Stock Index and the S&P Small Cap 600 Materials Index. The changes for the periods shown in the graph assume that $100 had been invested in AdvanSix stock and each index on December 31, 2019, and that all dividends, if any, were reinvested. The share price performance in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

250
200
150
100
50
0
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
AdvanSix Inc.
S&P Small Cap 600
S&P Small Cap 600 Materials

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
AdvanSix Inc.	100	100	237	193	155	151
S&P Small Cap 600	100	111	141	118	137	149
S&P Small Cap 600 Materials	100	123	145	136	164	165

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data or unless otherwise noted)

The following section, referred to as the "MD&A" presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in this Form 10-K. This section of this Form 10-K generally discusses our financial condition and results of operations as of and for the years ended December 31, 2024 and 2023 and year-to-year comparisons between 2024 and 2023. Discussions of our financial condition and results of operations as of and for the year ended December 31, 2022 and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 16, 2024.

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

Recent Developments

Business Operations

In October 2024, additional required maintenance at our Hopewell, Virginia manufacturing site resulted in a delayed ramp to full operating rates following our multi-site planned plant turnaround. The Company recognized an incremental approximately $17 million unfavorable impact to pre-tax income in the fourth quarter 2024, inclusive of fixed cost absorption and higher maintenance expense, and lost sales.

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

Succession of Senior Vice President and Chief Financial Officer

Michael Preston retired as the Company's Senior Vice President and Chief Financial Officer, effective as of October 1, 2024 and remained at the Company through year-end 2024 to help facilitate the transition of his responsibilities to his successor. Effective as of October 1, 2024, the Board appointed Siddharth Manjeshwar as Senior Vice President and Chief Financial Officer to succeed Mr. Preston.

Anti-Dumping Duty Petition - Acetone

On November 4, 2024, the U.S. Department of Commerce ("Commerce") initiated the first five-year review of the anti-dumping orders on imports of acetone from Belgium, Singapore, South Africa, South Korea, and Spain. On November 1, 2024, the U.S. International Trade Commission ("ITC") initiated its notice of initiation of its five-year review of the orders. The anti-dumping orders and applicable duties will continue for another five-year period if Commerce finds that revocation of the orders is likely to lead to continuation or recurrence of dumping and if the ITC finds that revocation is likely to lead to continuation or recurrence of material injury to the U.S. domestic industry. On December 26, 2024, Commerce notified the ITC that it would conduct an expedited review and issue its results no later than March 4, 2025. On February 4, 2025, the ITC voted to conduct a full review and is expected to issue its results in the fourth quarter of 2025. The anti-dumping duties will continue to apply during the pending review.

Philadelphia Energy Solutions’ Shut Down

The Company previously reported a business impact associated with the June 2019 fire that shut down Philadelphia Energy Solutions’ (“PES”) refinery in Philadelphia, Pennsylvania. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. The Company has been actively pursuing the claim over several years, with $5.3 million in insurance settlement proceeds during the fourth quarter of 2024 and a final omnibus settlement in January 2025 which will result in insurance settlement proceeds of approximately $26 million in the first quarter of 2025. Inclusive of the proceeds received in the first quarter of 2025, total aggregate insurance proceeds since the original claim submission are approximately $39 million.

Consolidated Results of Operations for the Years Ended December 31, 2024, 2023 and 2022
(Dollars in thousands)

Sales

	2024	2023	2022
Sales	$1,517,557	$1,533,599	$1,945,640
% change compared with prior period	(1.0)%	(21.2)%	15.5%

The change in sales is attributable to the following:

	2024 versus 2023	2023 versus 2022
Volume	(1.9)%	0.2%
Price	0.9%	(22.0)%
Acquisition	—%	0.6%
	(1.0)%	(21.2)%

2024 compared with 2023

Sales decreased in 2024 compared to 2023 by $16.0 million (approximately 1%) due to (i) decreased volume (approximately 2%) primarily driven by lost sales resulting from the operational disruptions at the Frankford and Hopewell manufacturing sites partially offset by net pricing (approximately 1%).

Cost of Goods Sold

	2024	2023	2022
Cost of goods sold	$1,364,621	$1,368,511	$1,631,161
% change compared with prior period	(0.3)%	(16.1)%	15.6%
Gross margin %	10.1%	10.8%	16.2%

2024 compared with 2023

Costs of goods sold remained flat in 2024 compared to 2023 due primarily to (i) increased prices of raw materials (approximately 2%) and (ii) increased plant costs (approximately 1%) primarily driven by the operational disruptions at the Frankford, Pennsylvania and Hopewell, Virginia manufacturing sites, mitigated by decreased sales volume (approximately 2%).

Gross margin percentage decreased by approximately 1% in 2024 compared to 2023 due primarily to the impact of market-based pricing, net of raw material costs and increased plant costs, primarily driven by the operational disruptions at the Frankford, Pennsylvania and Hopewell, Virginia manufacturing sites.

Selling, General and Administrative Expenses

	2024	2023	2022
Selling, general and administrative expense	$94,023	$95,538	$87,748
% of sales	6.2%	6.2%	4.5%

2024 compared with 2023

Selling, general and administrative expenses decreased in 2024 compared to 2023 by $1.5 million, or approximately 2%, due primarily to moderated functional support costs and legal spend, partially offset by increased enterprise resource planning system expense.

Interest Expense, Net

	2024	2023	2022
Interest Expense, net	$11,311	$7,485	$2,781

2024 compared with 2023

Interest expense, net, increased in 2024 compared to 2023 by $3.8 million, or approximately 51%, due primarily to higher debt balances.

Other Non-operating (Income) Expense, Net

	2024	2023	2022
Other non-operating (income) expense, net	$2,027	$(7,158)	$(1,841)

2024 compared with 2023

Other non-operating income, net, decreased in 2024 compared to 2023 by $9.2 million, or approximately (128)%, due primarily to (i) the absence of prior year events, such as the exit from the Oben Holding Group S.A. alliance, a licensee of certain legacy ammonium sulfate fertilizer technology assets closing its facility, and the exit of production from certain low-margin oximes products (approximately $4.5 million) and (ii) the reduction of the Company's anticipated receivable related to the gain on the termination fee recorded upon the exit from the Oben Holding Group S.A. alliance (approximately $1.2 million).

Income Tax Expense

	2024	2023	2022
Income tax expense	$1,426	$14,600	$53,905
Effective income tax rate	3.1%	21.1%	23.9%

Generally, the Company's effective income tax rate is increased relative to the U.S. statutory rate of 21% due to state taxes and executive compensation limitations, which are generally offset by research tax credits, excess tax benefits of equity compensation and the foreign derived intangible income deduction.

The Company's effective income tax rate for 2024 was significantly less than the U.S. Federal statutory rate of 21% due to approximately $9.7 million in income tax benefits associated with prior year refund claims, specifically related to Internal Revenue Code (IRC) Section 45Q tax credits generated in the 2018 and 2019 tax periods. IRC Section 45Q allows taxpayers to receive a tax credit for carbon capture and utilization at its facilities. For certain utilization projects, the 45Q tax credit requires approval by the Internal Revenue Service (IRS) of a life-cycle assessment ("LCA") prior to claiming the tax credits. The Company received approval for its 2018 LCA in November 2024 which enables the Company to claim credits for the 2018 and 2019 years. The Company continues to pursue credits for the periods subsequent to 2019. The 45Q tax credits for 2018 and 2019 have been recorded as a reduction in the Company's Income taxes payable account.

Additionally, in 2024 the Company recorded 2023 return to provision adjustments which resulted in a 2.1% increase in its current year effective income tax rate. These adjustments primarily relate to a reduction in the income tax benefits associated with the research tax credit and the foreign derived intangible income deduction as reported on the Company's 2023 income tax return as compared to amounts recorded in its 2023 Income tax expense.

The Company's effective income tax rate for 2023 approximated the U.S. Federal statutory rate of 21%. Increases to the effective income tax rate, due primarily to state taxes and executive compensation limitations, were materially offset by research tax credits, excess tax benefits of equity compensation and the foreign-derived intangible income deduction.

The Company's effective income tax rate for 2022 was higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations partially offset by research tax credits and the foreign-derived intangible income deduction.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a corporate alternative minimum tax ("CAMT") on adjusted financial statement income of certain large corporations and a 1% excise tax on share repurchases. The Company is not currently subject to the CAMT which became effective for tax years beginning after December 31, 2022. The 1% excise tax is generally applicable to publicly traded corporations for the net value of certain stock that the corporation repurchases during the year and is also effective for tax years beginning after December 31, 2022. The impact of any excise tax imposed on the Company for share repurchases is generally accounted for as an equity transaction with no consequences to the Company's results of operations, and this provision of the law has an immaterial impact on the Company's financial condition. The IRA also includes significant extensions, expansions and enhancements related to climate and energy tax credits designed to encourage investment in the adoption and expansion of renewable and alternative energy sources. The Company continues to evaluate these energy credit provisions of the law in relation to our sustainability and environmental, social and governance initiatives.

The Company also continues to monitor any new tax legislation that would result in a material impact on its financial statements, in particular as a result of the new U.S. presidential administration and U.S. Congress.

As of December 31, 2024 and 2023, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

For additional discussion of income taxes and the effective income tax rate, see “Note 4. Income Taxes” in the Notes accompanying the audited Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income

	2024	2023	2022
Net income	$44,149	$54,623	$171,886

2024 compared with 2023

As a result of the factors described above, net income was $44.1 million in 2024 as compared to $54.6 million in 2023.

Non-GAAP Measures

The following tables set forth the non-GAAP financial measures of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Earnings Per Share. Adjusted EBITDA is defined as Net income before Interest, Income taxes, Depreciation and amortization, Non-cash stock-based compensation, Non-recurring, unusual or extraordinary expenses, Non-cash amortization from acquisitions and merger and acquisition costs that are not reflective of ongoing operations. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by Sales. The following tables may also present each of these measures as further adjusted. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to the Company's competitors, as the non-GAAP measures exclude items that management believes do not reflect the Company’s ongoing operations.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Twelve Months Ended December 31,
	2024	2023	2022
Net income	$44,149	$54,623	$171,886
Non-cash stock-based compensation	7,854	8,313	10,279
Non-recurring, unusual or extraordinary (income) expense*	1,200	(4,472)	—
Non-cash amortization from acquisitions	2,126	2,126	1,815
Non-recurring M&A costs	—	—	277
Income tax benefit relating to reconciling items	(2,011)	(661)	(1,996)
Adjusted Net income (loss) (non-GAAP)	53,318	59,929	182,261
Interest expense, net	11,311	7,485	2,781
Income tax expense - Adjusted	3,437	15,261	55,901
Depreciation and amortization - Adjusted	74,050	70,884	67,538
Adjusted EBITDA (non-GAAP)	$142,116	$153,559	$308,481

Sales	$1,517,557	$1,533,599	$1,945,640

Adjusted EBITDA Margin** (non-GAAP)	9.4%	10.0%	15.9%
* 2024 includes a pre-tax loss of approximately $1.2 million from the reduction of the Company's anticipated receivable related to the gain on the termination fee recorded upon the exit from the Oben Holding Group S.A. alliance during the third quarter of 2023. During 2023, there were several transactions including the Company's exit from the Oben Holding Group S.A. alliance, a licensee exit of legacy technology and the Company's exit of certain low-margin oximes products that resulted in a $4.5 million net pre-tax loss.
**Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Twelve Months Ended December 31,
	2024	2023	2022
Numerator
Net income	$44,149	$54,623	$171,886
Adjusted Net income (non-GAAP)	53,318	59,929	182,261

Denominator
Weighted-average number of common shares outstanding - basic	26,828,338	27,302,254	27,969,436
Dilutive effect of equity awards and other stock-based holdings	426,875	705,376	1,061,671
Weighted-average number of common shares outstanding - diluted	27,255,213	28,007,630	29,031,107

EPS - Basic	$1.65	$2.00	$6.15
EPS - Diluted	$1.62	$1.95	$5.92
Adjusted EPS - Basic (non-GAAP)	$1.99	$2.20	$6.52
Adjusted EPS - Diluted (non-GAAP)	$1.96	$2.14	$6.28

Liquidity and Capital Resources

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, as utilized during 2024, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below and in the risk factors previously disclosed in in Item 1A, Risk Factors. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements for the next twelve months and beyond. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

At December 31, 2024, the Company had approximately $20 million of cash on hand with approximately $304 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures were approximately $134 million in 2024 compared to $107 million in 2023, reflecting planned increased spend on replacement maintenance and enterprise programs.
We assumed from Honeywell International Inc. ("Honeywell") all HSE liabilities and compliance obligations related to the past and future operations of our current business as of the spin-off, as well as all HSE liabilities associated with three manufacturing locations assumed from Honeywell that are used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on the Company's consolidated financial position and results of operations.

We expect that our primary cash requirements for 2025 will be to fund costs associated with ongoing operations, capital expenditures and amounts related to other contractual obligations. See below under “Capital Expenditures” for more information regarding our capital expenditures in 2024, 2023 and 2022 and anticipated capital expenditures for 2025. Amounts related to contractual obligations are related to principal repayments and interest payments on leases, long-term debt, purchase obligations, estimated environmental compliance costs, and postretirement benefit obligations. We anticipate that our estimated environmental compliance costs will be approximately $1.7 million in aggregate for 2025 through 2029. This amount is related to what has been accrued as probable and reasonably estimable as of December 31, 2024. For information regarding material cash requirements from known contractual obligations with respect to lease obligations, long-term debt principal repayments and purchase obligations please refer to "Note 8. Leases", "Note 9. Long-term Debt and Credit Agreement" and "Note 11. Commitments and Contingencies", respectively, to the Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments are estimated based on the interest rate applicable as of December 31, 2024 and approximate $10.9 million per year, subject to changes in variable interest rates and additional obligations.

The Company made no cash contributions to the defined benefit pension plan during the year ended December 31, 2024. Additional contributions may be made in future years sufficient to satisfy pension funding requirements in those periods.

The Company made cash contributions to the defined contribution plan of $6.8 million and $6.0 million for the years ended December 31, 2024 and 2023, respectively.

The Board has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of December 31, 2024 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	—
February 17, 2023	75.0	62.0
Totals	$225.0	$62.0

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

As of December 31, 2024, the Company had repurchased 6,252,129 shares of common stock, including 1,006,673 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $192.4 million at a weighted average market price of $30.78 per share. As of December 31, 2024, $62.0 million remained available for repurchase under the currently authorized repurchase program. During the period from January 1, 2025 through January 31, 2025, 6,269 additional shares were repurchased for tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $28.35 and no additional shares were repurchased under the currently authorized repurchase program.

At December 31, 2024, 2023 and 2022, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or financing activities with special-purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

The Company increased its quarterly dividend by 10% ($0.145 to $0.160) and 16% ($0.125 to $0.145) during the third quarter of 2023 and 2022, respectively.

Dividends paid during 2024 and the dividend announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
2/21/2025	3/10/2025	3/24/2025	$0.16	$4.3
11/1/2024	11/12/2024	11/26/2024	$0.160	$4.3
8/2/2024	8/13/2024	8/27/2024	$0.160	$4.3
5/3/2024	5/14/2024	5/28/2024	$0.160	$4.3
2/16/2024	3/4/2024	3/18/2024	$0.160	$4.3

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

The Company paid dividends of approximately $17.1 million, $16.7 million and $15.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Credit Agreement

On September 30, 2016, the Company as the borrower, entered into a Credit Agreement with Bank of America, as administrative agent (the "Original Credit Agreement"), which was amended on February 21, 2018 (the "First Amended and Restated Credit

Agreement"), and further amended on February 19, 2020 (the "Second Amended and Restated Credit Agreement"). The Second Amended and Restated Credit Agreement had a five-year term with a scheduled maturity date of February 21, 2023.

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at December 31, 2024 and through the date of the filing of this Annual Report on Form 10-K.

We had a borrowed balance of $170 million under the Revolving Credit Facility at December 31, 2023. We borrowed an incremental net amount of $25 million during 2024 bringing the balance under the Revolving Credit Facility to $195 million, and available credit for use of $304 million as of December 31, 2024. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

The Company had approximately $1 million of letter of credit agreements outstanding under the Revolving Credit Facility at December 31, 2024. There was no amount associated with bilateral letters of credit outside the Revolving Credit Facility.

Cash Flow Summary for the Years Ended December 31, 2024, 2023 and 2022

Our cash flows from operating, investing and financing activities for the years ended December 31, 2024, 2023 and 2022, as reflected in the audited Consolidated Financial Statements included in this Form 10-K, are summarized as follows:

	Years Ended December 31,
	2024	2023	2022
(Dollars in thousands)
Cash provided by (used for):
Operating activities	$135,413	$117,550	$273,601
Investing activities	(142,902)	(110,897)	(189,273)
Financing activities	(2,715)	(7,870)	(68,443)
Net change in cash and cash equivalents	$(10,204)	$(1,217)	$15,885

2024 compared with 2023

Net cash provided by operating activities increased by $17.9 million for the year ended December 31, 2024 versus the prior year due primarily to (i) a $23.8 million favorable impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) year-over-year, with a $9.1 million favorable cash impact for the year ended December 31, 2024 compared to a $14.7 million unfavorable cash impact in the prior year period due primarily to the timing of payments and the favorable impact of customer advances, (ii) a $10.7 million favorable cash impact from Other assets and liabilities driven primarily by a change from net a pension liability to a net pension asset and an increase in prepaid expenses versus the prior year and (iii) an $8.0 million favorable cash impact from Accrued liabilities due to timing of payments. These net favorable impacts were partially offset by (i) the unfavorable cash impact of $15.0 million and $7.4 million from Taxes payable and Taxes receivable, respectively, driven by the timing of income tax payments and (ii) a $10.5 million decrease in net income.

Cash used for investing activities increased by $32.0 million for the year ended December 31, 2024 versus the prior year period due primarily to higher cash payments for capital expenditures of approximately $26.3 million during the current year period primarily reflecting planned increased spend on replacement maintenance and enterprise programs.

Cash used for financing activities decreased by $5.2 million for the year ended December 31, 2024 versus the prior year due to net borrowings on the credit facility of $25.0 million for the year ended December 31, 2024 compared to net payments of $55.0 million during the prior year. These net borrowings were partially offset by payments for share repurchases of $10.4 million and cash paid for dividends of approximately $17.1 million during the year ended December 31, 2024 compared to $46.2 million and $16.7 million during the prior year periods, respectively.

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

The following table summarizes ongoing and expansion capital expenditures for the periods indicated.

	Years Ended December 31,
	2024	2023	2022
(Dollars in thousands)
Purchases of property, plant and equipment	$133,722	$107,377	$89,449

Capital expenditures increased $26.3 million from 2023 to 2024 reflecting planned increased spend on replacement maintenance and enterprise programs. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

For 2025, we expect our total capital expenditures to be approximately $140 million to $160 million reflecting the planned progression of growth projects including our SUSTAIN (Sustainable U.S. Sulfate To Accelerate Increased Nutrition) program, and refined execution timing to address critical enterprise risk mitigation.

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

Inventories valued at LIFO amounted to $196.5 million and $195.6 million at December 31, 2024 and 2023, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $64.1 million and $95.2 million higher at December 31, 2024 and 2023. Inventories valued at FIFO amounted to $15.9 million and $16.2 million at December 31, 2024 and 2023, respectively.

Goodwill – The Company had goodwill of $56.2 million at December 31, 2024 and 2023. Goodwill is subject to impairment testing annually on the last day of our October close, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. Potential impairment is identified by comparing the fair value of a reporting unit to the carrying value, including goodwill. The Company completed its annual goodwill impairment test as of October 26, 2024 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

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

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in "Note 14. Stock-Based Compensation Plans" to the Consolidated Financial Statements included in Item 8 of this Form 10-K, are non-qualified stock options, performance stock units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest, including the impact of the Company's anticipated performance against certain metrics for performance stock units, is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Estimates of future performance are utilized to determine the underlying expense for shares expected to vest. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

A 25 basis point increase in the discount rate would result in a decrease of approximately $0.4 million to the net periodic benefit cost for 2025, while a 25 basis point decrease in the discount rate would result in an increase of approximately $0.5 million to the net periodic benefit cost for 2025. The resulting impact on the pension benefit obligation would be a decrease of $2.5 million and an increase of $2.6 million, respectively.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

Based on current borrowing levels at December 31, 2024, a 25-basis point fluctuation in interest rates for the year ended December 31, 2024 would have resulted in an increase or decrease to our interest expense of approximately $0.5 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AdvanSix Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AdvanSix Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Transfer of Control

As described in Notes 2 and 3 to the consolidated financial statements, the Company recorded $1,518 million in sales for the year ended December 31, 2024 of which a significant portion has transfer of control to the customer through commercially acceptable shipping or destination point terms. Sales of the Company’s products to customers are made under a purchase order, and in certain cases in accordance with the terms of a master services agreement. Management considers the performance obligation satisfied at the point in time when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and risk of loss to the customer. Transfer of control to the customer occurs through various modes of shipment, including trucks, railcars, and vessels, and follows a variety of commercially acceptable shipping or destination point terms pursuant to the arrangement with the customer.

The principal considerations for our determination that performing procedures relating to revenue recognition – transfer of control is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to the determination of the point in time when control of the product was transferred to the customer and thus revenue was recognized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the point in time when control of the product was transferred to the customer. These procedures also included, among others (i) testing sales transactions based on comparing data points such as invoice amount, invoice date, shipment date, price, and quantity; (ii) for a sample of data points, testing the completeness and accuracy of the data points used by management by obtaining and inspecting source documents, such as master sales agreements, purchase orders, invoices, proof of shipment and subsequent cash receipts; and (iii) for a sample of sales transactions before and subsequent to December 31, 2024, testing when control of the product was transferred to the customer by obtaining and inspecting source documents, such as purchase orders and proof of shipment.

/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
February 21, 2025

We have served as the Company’s auditor since 2015.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Sales	$1,517,557	$1,533,599	$1,945,640
Costs, expenses and other:
Costs of goods sold	1,364,621	1,368,511	1,631,161
Selling, general and administrative expenses	94,023	95,538	87,748
Interest expense, net	11,311	7,485	2,781
Other non-operating (income) expense, net	2,027	(7,158)	(1,841)
Total costs, expenses and other	1,471,982	1,464,376	1,719,849

Income before taxes	45,575	69,223	225,791
Income tax expense	1,426	14,600	53,905
Net income	$44,149	$54,623	$171,886

Earnings per common share
Basic	$1.65	$2.00	$6.15
Diluted	$1.62	$1.95	$5.92
Weighted average common shares outstanding
Basic	26,828,338	27,302,254	27,969,436
Diluted	27,255,213	28,007,630	29,031,107

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$44,149	$54,623	$171,886
Foreign exchange translation adjustment	(109)	63	14
Cash-flow hedges	—	(150)	688
Pension obligation adjustments	10,223	140	1,640
Other comprehensive income, net of tax	10,114	53	2,342
Comprehensive income	$54,263	$54,676	$174,228

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$19,564	$29,768
Accounts and other receivables – net	145,673	165,393
Inventories – net	212,386	211,831
Taxes receivable	503	1,434
Other current assets	8,990	11,378
Total current assets	387,116	419,804
Property, plant and equipment – net	917,858	852,642
Operating lease right-of-use assets	153,438	95,805
Goodwill	56,192	56,192
Intangible assets	43,144	46,193
Other assets	37,172	25,384
Total assets	$1,594,920	$1,496,020
LIABILITIES
Current liabilities:
Accounts payable	$228,761	$259,068
Accrued liabilities	47,264	44,086
Operating lease liabilities – short-term	42,493	32,053
Income taxes payable	1,047	8,033
Deferred income and customer advances	37,538	15,678
Total current liabilities	357,103	358,918
Deferred income taxes	145,299	151,059
Operating lease liabilities – long-term	111,400	63,961
Line of credit – long-term	195,000	170,000
Postretirement benefit obligations	—	3,660
Other liabilities	11,468	9,185
Total liabilities	820,270	756,783

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 32,989,165 shares issued and 26,737,036 outstanding at December 31, 2024; 32,598,946 shares issued and 26,750,471 outstanding at December 31, 2023	330	326
Preferred stock, par value $0.01; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and 2023	—	—
Treasury stock at par (6,252,129 shares at December 31, 2024; 5,848,475 shares at December 31, 2023)	(63)	(58)
Additional paid-in capital	136,872	138,046
Retained earnings	631,541	605,067
Accumulated other comprehensive income (loss)	5,970	(4,144)
Total stockholders' equity	774,650	739,237
Total liabilities and stockholders' equity	$1,594,920	$1,496,020

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$44,149	$54,623	$171,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,176	73,010	69,353
Loss on disposal of assets	773	1,281	1,521
Deferred income taxes	(8,991)	(9,347)	16,228
Stock-based compensation	7,854	8,313	10,279
Amortization of deferred financing fees	618	618	618
Operational asset adjustments	1,200	(4,472)	—
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	18,411	21,489	17,842
Inventories	(555)	3,286	(57,043)
Taxes receivable	931	8,337	(8,824)
Accounts payable	(30,610)	(20,756)	55,863
Income taxes payable	(6,986)	8,003	(9,693)
Accrued liabilities	2,426	(5,569)	(3,122)
Deferred income and customer advances	21,860	(18,752)	31,681
Other assets and liabilities	8,157	(2,514)	(22,988)
Net cash provided by operating activities	135,413	117,550	273,601

Cash flows from investing activities:
Expenditures for property, plant and equipment	(133,722)	(107,377)	(89,449)
Acquisition of businesses	—	—	(97,456)
Other investing activities	(9,180)	(3,520)	(2,368)
Net cash used for investing activities	(142,902)	(110,897)	(189,273)

Cash flows from financing activities:
Borrowings from line of credit	406,000	437,000	434,500
Payments of line of credit	(381,000)	(382,000)	(454,500)
Principal payments of finance leases	(1,011)	(938)	(926)
Dividend payments	(17,135)	(16,657)	(15,073)
Purchase of treasury stock	(10,428)	(46,151)	(33,748)
Issuance of common stock	859	876	1,304
Net cash used for financing activities	(2,715)	(7,870)	(68,443)

Net change in cash and cash equivalents	(10,204)	(1,217)	15,885
Cash and cash equivalents at beginning of period	29,768	30,985	15,100
Cash and cash equivalents at the end of period	$19,564	$29,768	$30,985
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$23,645	$22,660	$14,879
Supplemental cash activities:
Cash paid for interest	$10,828	$7,086	$2,239
Cash paid for income taxes	$18,953	$7,790	$56,170

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2021	31,755,430	$318	$195,931	$411,516	$(36)	$(6,539)	$601,190
Net Income	—	—	—	171,886	—	—	171,886
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	14	14
Cash-flow hedges	—	—	—	—	—	688	688
Pension obligation adjustments	—	—	—	—	—	1,640	1,640
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,342	2,342
Issuance of common stock	222,163	2	1,302	—	—	—	1,304
Acquisition of treasury shares ( 915,597 shares)	—	—	(33,739)	—	(9)	—	(33,748)
Stock-based compensation	—	—	10,279	—	—	—	10,279
Dividends	—	—	812	(15,885)	—	—	(15,073)
Balance at December 31, 2022	31,977,593	320	174,585	567,517	(45)	(4,197)	738,180
Net Income	—	—	—	54,623	—	—	54,623
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	63	63
Cash-flow hedges	—	—	—	—	—	(150)	(150)
Pension obligation adjustments	—	—	—	—	—	140	140
Other comprehensive income (loss), net of tax	—	—	—	—	—	53	53
Issuance of common stock	621,353	6	870	—	—	—	876
Acquisition of treasury shares (1,317,402 shares)	—	—	(46,138)	—	(13)	—	(46,151)
Stock-based compensation	—	—	8,313	—	—	—	8,313
Dividends	—	—	416	(17,073)	—	—	(16,657)
Balance at December 31, 2023	32,598,946	326	138,046	605,067	(58)	(4,144)	739,237
Net Income	—	—	—	44,149	—	—	44,149
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(109)	(109)
Pension obligation adjustments	—	—	—	—	—	10,223	10,223
Other comprehensive income (loss), net of tax	—	—	—	—	—	10,114	10,114
Issuance of common stock	390,219	4	855	—	—	—	859
Acquisition of treasury shares (403,654 shares)	—	—	(10,423)	—	(5)	—	(10,428)
Stock-based compensation	—	—	7,854	—	—	—	7,854
Dividends	—	—	540	(17,675)	—	—	(17,135)
Balance at December 31, 2024	32,989,165	$330	$136,872	$631,541	$(63)	$5,970	$774,650

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts or unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix,” the “Company,” “we,” "us" or “our”) is a diversified chemistry company playing a critical role in global supply chains, innovating and delivering essential products for our customers in a wide variety of end markets and applications that touch people’s lives, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics. Our reliable and sustainable supply of quality products emerges from the integrated value chain of our five U.S.-based manufacturing facilities. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients and chemical intermediates, guided by our core values of Safety, Integrity, Accountability and Respect.

We evaluated segment reporting in accordance with Accounting Standards Codification Topic (“ASC”) 280. We concluded that AdvanSix is a single operating segment and a single reportable segment based on the operating results available which are evaluated regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and performance assessment on a consolidated basis. Our larger manufacturing sites are vertically integrated and leverage cross-plant resources, including centralized supply chain and procurement functions. This production process uses one key raw material, cumene, as the input to products produced for sale through the sales channels and end markets the Company serves. Production rates and output volumes are managed across locations to align with the overall Company operating plan.

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

Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $7.3 million at December 31, 2024 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

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

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices, and generally they do not include take-or-pay terms. Instead, each customer agreement, the majority of which have a term of at least one year, is typically determined by monthly or quarterly volume estimates. We may also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings, in the same category as the items being hedged, when the hedged transaction is recognized. At December 31, 2024 and 2023, we had no contracts with notional amounts related to forward commodity agreements.

Credit and Market Risk Management – The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at December 31, 2024 and 2023. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $196.5 million and $195.6 million at December 31, 2024 and 2023, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $64.1 million and $95.2 million higher at December 31, 2024 and 2023. Inventories valued at FIFO amounted to $15.9 million and $16.2 million at December 31, 2024 and 2023, respectively.

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

Goodwill – The Company had goodwill of $56.2 million at December 31, 2024 and 2023. Goodwill is subject to impairment testing annually on the last day of our October close, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management first assesses qualitative factors as described in ASC 350 to determine whether it is necessary to perform the quantitative goodwill impairment test. Potential impairment is identified by comparing the fair value of a reporting unit to the carrying value, including goodwill. The Company completed its annual goodwill impairment test as of October 26, 2024 and, based on the results of the Company's assessment of qualitative factors, it was determined that it was not necessary to perform the quantitative goodwill impairment test.

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

Trade Receivables and Allowance for Credit Losses – Trade accounts receivables are recorded at the invoiced amount as a result of transactions with customers. AdvanSix maintains allowances for credit losses for estimated losses based on a customer’s inability to make required payments. AdvanSix estimates anticipated losses from doubtful accounts based on days past due, as measured from the contractual due date and historical collection history and incorporates changes in economic conditions that may not be reflected in historical trends such as customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for credit losses when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, success of outside collection agencies activity, solvency of customer and any bankruptcy proceedings.

Research and Development – AdvanSix conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications consisting primarily of labor costs and depreciation and maintenance costs. R&D costs are charged to expense as incurred. Such costs are included in costs of goods sold and were $8.8 million, $9.8 million, and $12.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Debt Issuance Costs – Debt issuance costs are capitalized as a component of Other assets and are amortized through interest expense over the related term.

Stock-Based Compensation Plans – The principal awards issued under our stock-based compensation plans, which are described in "Note 14. Stock-Based Compensation Plans" to the Consolidated Financial Statements included in Item 8 of this Form 10-K, are non-qualified stock options, performance stock units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest, including the impact of the Company's anticipated performance against certain metrics for performance stock units, is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Estimates of future performance are utilized to determine the underlying expense for shares expected to vest. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

Upon adoption of ASU 2016-02, Leases (Topic 842), the Company elected the following practical expedients available in Topic 842:

•the package of three expedients which allows the Company to not re-assess (i) whether any expired or existing contracts are, or contain, leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases;
•the short-term lease practical expedient, which allows the Company to exclude leases with an initial term of 12 months or less ("short-term leases") from recognition in the Consolidated Balance Sheets;
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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period and entity will: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)-(e), (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as other disaggregation requirements (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and (4) disclose the total amount of selling expense and, in annual reporting periods, an entity's definition of selling expense. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the pronouncement and does not expect adoption to have a material impact on the Company's consolidated financial position or results of operations.

On December 13, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The amendments also require that the Company disclose the following (net of refunds received): (1) the amount of income taxes paid disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. Additionally, the amendments in this update eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or to make a statement that an estimate of the range cannot be made, and remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption of the amendments in this update is permitted for annual financial statements that have not yet been issued. The Company is evaluating the pronouncement and does not expect adoption to have a material impact on the Company's consolidated financial position or results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require incremental disclosures about the Company's reportable segments, but do not change the definition of a segment or the guidance for determining reportable segments. The incremental disclosures should include (1) significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) an amount for other segment items by reportable segment and a description of its composition, (3) profit or loss and assets currently required by Topic 280 in interim periods, (4) clarification if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources and (5) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for public entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Additionally, public entities should apply the amendments retrospectively to all prior periods presented in the financial statements, unless impractical. The Company adopted ASU 2023-07 effective December 31, 2024, which did not have any impact on the Company's consolidated financial position or results of operations upon adoption.

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

Note 3. Revenue

AdvanSix serves around 400 customers annually, primarily in the United States, spanning a wide variety of industries worldwide. For 2024, 2023 and 2022, the Company's ten largest customers accounted for approximately 38%, 39% and 39% of total sales, respectively.

We typically sell to customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. ("Shaw"), a significant consumer of caprolactam and Nylon 6 resin. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. Sales to Shaw were 10% of our total sales for the year ended December 31, 2024, 11% for the year ended December 31, 2023 and 12% for the year ended December 31, 2022.

The Company’s revenue by product line, and related approximate percentage of total sales for 2024, 2023 and 2022 were as follows:

	Twelve Months Ended December 31, 2024 and 2023
	2024		2023		2022
Nylon	$348,501	23%	$356,632	23%	$485,241	25%
Caprolactam	276,303	18%	298,375	20%	319,863	16%
Plant Nutrients*	458,152	30%	477,929	31%	657,984	34%
Chemical Intermediates*	434,601	29%	400,663	26%	482,552	25%
	$1,517,557	100%	$1,533,599	100%	$1,945,640	100%
* The Company transferred certain products between its Chemical Intermediates product line and its Plant Nutrients product line to align more closely with its current sales structure. Historical information has been reclassified to reflect these changes for all periods presented in the Consolidated Financial Statements. Total revenue amounts were not impacted for either period.

The Company’s revenues by geographic area, and related approximate percentage of total sales for 2024, 2023 and 2022 were as follows:

	Twelve Months Ended December 31, 2024 and 2023
	2024		2023		2022
United States	$1,304,971	86%	$1,250,094	82%	$1,622,537	83%
International	212,586	14%	283,505	18%	323,103	17%
Total	$1,517,557	100%	$1,533,599	100%	$1,945,640	100%

Deferred Income and Customer Advances

The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the twelve months ended December 31, 2024:

Deferred Income and Customer Advances	2024
Opening balance January 1, 2024	$15,678
Additional cash advances	37,954
Less amounts recognized in revenues	(16,094)
Ending balance December 31, 2024	$37,538

The Company expects to recognize as revenue the December 31, 2024 ending balance of Deferred income and customer advances within one year or less.

Note 4. Income Taxes

	Years Ended December 31,
	2024	2023	2022
Income before taxes
U.S.	$45,497	$69,055	$225,640
Non-U.S.	78	168	151
	$45,575	$69,223	$225,791

Income taxes
Income tax expense (benefit) consists of:

	Years Ended December 31,
	2024	2023	2022
Current Provision (benefit):
Federal	$7,525	$20,707	$31,165
State	2,865	3,159	6,463
Non-U.S.	23	47	48
Total current provision (benefit)	$10,413	$23,913	$37,676
Deferred Provision (benefit):
Federal	$(8,192)	$(8,886)	$13,874
State	(795)	(427)	2,355
Non-U.S.	—	—	—
Total deferred provision (benefit)	(8,987)	(9,313)	16,229
Total income tax expense (benefit)	$1,426	$14,600	$53,905

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes	3.4%	2.9%	3.1%
U.S. state income tax rate change	0.2%	0.2%	—%
Excess tax benefits of equity compensation	—%	(1.5)%	—%
Executive compensation limitations	1.8%	1.0%	0.7%
Research and other tax credits	(2.7)%	(1.3)%	(0.3)%
Energy credits	(21.4)%	—%	—%
Prior year return to provision adjustments	2.1%	(0.4)%	—%
Foreign derived intangible income deduction	(1.3)%	(0.9)%	(0.7)%
Other, net	—%	0.1%	0.1%
Effective income tax rate	3.1%	21.1%	23.9%

Generally, the Company's effective income tax rate is increased relative to the U.S. statutory rate of 21% due to state taxes and executive compensation limitations, which are generally offset by research tax credits, excess tax benefits of equity compensation and the foreign derived intangible income deduction.

The Company's effective income tax rate for 2024 was significantly less than the U.S. Federal statutory rate of 21% due to approximately $9.7 million in income tax benefits associated with prior year refund claims, specifically related to Internal Revenue Code (IRC) Section 45Q tax credits generated in the 2018 and 2019 tax periods. IRC Section 45Q allows taxpayers to receive a tax credit for carbon capture and utilization at its facilities. For certain utilization projects, the 45Q tax credit requires approval by the Internal Revenue Service (IRS) of a life-cycle assessment ("LCA") prior to claiming the tax credits. The Company received approval for its 2018 LCA in November 2024 which enables the Company to claim credits for the 2018 and 2019 years. The Company continues to pursue credits for the periods subsequent to 2019. The 45Q tax credits for 2018 and 2019 have been recorded as a reduction in the Company's Income taxes payable account.

Additionally, in 2024 the Company recorded 2023 return to provision adjustments which resulted in a 2.1% increase in its current year effective income tax rate. These adjustments primarily relate to a reduction in the income tax benefits associated with the research tax credit and the foreign derived intangible income deduction as reported on the Company's 2023 income tax return as compared to amounts recorded in its 2023 Income tax expense.

The Company's effective income tax rate for 2023 approximated the U.S. Federal statutory rate of 21%. Increases to the effective income tax rate due primarily to state taxes and executive compensation limitations, were materially offset by research tax credits, excess tax benefits of equity compensation and the foreign-derived intangible income deduction.

The Company's effective income tax rate for 2022 was higher compared to the U.S. Federal statutory rate of 21% due primarily to state taxes and executive compensation deduction limitations partially offset by research tax credits and the foreign-derived intangible income deduction.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a corporate alternative minimum tax ("CAMT") on adjusted financial statement income of certain large corporations and a 1% excise tax on share repurchases. The Company is not currently subject to the CAMT which became effective for tax years beginning after December 31, 2022. The 1% excise tax is generally applicable to publicly traded corporations for the net value of certain stock that the corporation repurchases during the year and is also effective for tax years beginning after December 31, 2022. The impact of any excise tax imposed on the Company for share repurchases is generally accounted for as an equity transaction with no consequences to the Company's results of operations, and this provision of the law has an immaterial impact on the Company's financial condition. The IRA also includes significant extensions, expansions and enhancements related to climate and energy tax credits designed to encourage investment in the adoption and expansion of renewable and alternative energy sources. The Company continues to evaluate these energy credit provisions of the law in relation to our sustainability and environmental, social and governance initiatives.

The Company also continues to monitor any new tax legislation that would result in a material impact on its financial statements, in particular as a result of the new U.S. presidential administration and U.S. Congress.

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

As of December 31, 2024 and 2023, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company has been notified that a federal tax examination for periods 2018 and 2019 will commence, and tax periods 2021 through 2024 remain open under the statute of limitations and are subject to examination by the tax authorities. There are no current state or foreign tax examinations; however, tax years 2020 through 2024 generally remain open under the statute of limitations and are subject to examination by the tax authorities.

Deferred tax assets (liabilities)

The tax effects of temporary differences which give rise to future income tax benefits and expenses are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$92	$36
Accruals and reserves	4,317	2,943
Capitalization of research expenses	7,787	6,624
Inventory	17,346	9,394
Pension obligation	—	1,726
Operating lease liability	36,931	23,031
Equity compensation	2,899	3,025
Total gross deferred tax assets	69,372	46,779
Less: Valuation Allowance	—	—
Total deferred tax assets	$69,372	$46,779

Deferred tax liabilities:
Property, plant & equipment	$(163,991)	$(160,071)
Intangibles	(10,857)	(11,156)
Operating lease asset	(36,822)	(22,981)
Pension obligation	(421)	—
Other	(2,580)	(3,630)
Total deferred tax liabilities	(214,671)	(197,838)
Net deferred taxes	$(145,299)	$(151,059)

The net deferred taxes are primarily related to U.S. operations. The Company has no material state net operating losses (NOL) carryforwards and no federal or state tax credit carryforwards remaining as of December 31, 2024. We believe that the state NOL carryforward and other deferred tax assets are more likely than not to be realized and we have not recorded a valuation allowance against the deferred tax assets.

The Company's accounting policy is to record the tax impacts of Global intangible low-taxed income as a period cost.

As of December 31, 2024 and 2023, there were no material undistributed earnings of the Company's non-U.S. subsidiaries and, as such, we have not provided a deferred tax liability for undistributed earnings.

Note 5. Accounts and Other Receivables – Net

	December 31,
	2024	2023
Accounts receivables	$141,273	$155,267
Other	4,982	10,959
Total accounts and other receivables	146,255	166,226
Less – allowance for credit losses	(582)	(833)
Total accounts and other receivables – net	$145,673	$165,393

The roll-forward of allowance for credit losses are summarized in the table below:

	Balance at Beginning of Year	Charged / (Credited) to Costs	Charged to Other Accounts (1)	Bad Debt Write-Offs (1)	Balance at End of Year
Year ended December 31, 2024	$833	$(893)	$228	$414	$582
Year ended December 31, 2023	594	458	47	(266)	833
Year ended December 31, 2022	1,495	(1,122)	—	221	594
(1) No Impact to Statement of Operations

Note 6. Inventories

	December 31,
	2024	2023
Raw materials	$99,320	$159,240
Work in progress	71,175	54,936
Finished goods	73,994	61,891
Spares and other	31,948	30,931
	276,437	306,998
Reduction to LIFO cost basis	(64,051)	(95,167)
Total inventories	$212,386	$211,831

Substantially all of the Company’s inventories at December 31, 2024 and December 31, 2023 are valued at the lower of cost or market using the LIFO method. However, approximately 7% was valued at average cost using the first-in, first-out (“FIFO”) method at December 31, 2024.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $57.5 million and $65.3 million at December 31, 2024 and December 31, 2023, respectively.

Note 7. Property, Plant, Equipment – Net

	December 31,
	2024	2023
Land and improvements	$11,761	$11,761
Machinery and equipment	1,698,835	1,621,636
Buildings and improvements	244,761	228,379
Construction in progress	95,053	66,875
	2,050,410	1,928,651
Less – accumulated depreciation	(1,132,552)	(1,076,009)
Total property, plant, equipment – net	$917,858	$852,642

Capitalized interest was $5,666, $3,375 and $2,589 for the years ended December 31, 2024, 2023 and 2022, respectively.

Depreciation expense was $70,750, $67,528 and $64,087 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The components of lease expense were as follows:

	Years Ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$1,036	$932	$917
Interest on lease liabilities	163	106	53
Total finance lease cost	1,199	1,038	970
Operating lease cost	43,517	47,148	43,668
Short-term lease cost	6,647	5,415	5,338
Total lease cost	$51,363	$53,601	$49,976

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,188	$47,196
Operating cash flows from finance leases	124	106
Financing cash flows from finance leases	1,011	938
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	72,361	14,818
Finance leases	1,218	1,325

Supplemental balance sheet information related to leases was as follows:

	Years Ended December 31,
	2024	2023
Operating Leases
Operating lease right-of-use assets	$153,438	$95,805
Operating lease liabilities – short term	42,493	32,053
Operating lease liabilities – long term	111,400	63,961
Total operating lease liabilities	$153,893	$96,014
Finance Leases
Property, plant and equipment – gross	$4,131	$3,528
Accumulated depreciation	(1,771)	(1,369)
Property, plant and equipment – net	$2,360	$2,159
Accounts payable	$897	$797
Other liabilities	1,549	1,400
Total finance lease liabilities	$2,446	$2,197
Weighted Average Remaining Lease Term
Operating leases	7.2 years	9.1 years
Finance leases	3.1 years	3.3 years
Weighted Average Discount Rate
Operating leases	6.16%	6.40%
Finance leases	6.92%	6.71%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025	$51,252	$1,047
2026	40,462	806
2027	30,566	521
2028	24,359	301
2029	9,972	50
Thereafter	41,880	14
Total lease payments	198,491	2,739
Less imputed interest	(44,598)	(293)
Total	$153,893	$2,446

As of December 31, 2024, we have no additional operating or finance leases that have not yet commenced.

Note 9. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2024 consisted of the following:

Total term loan outstanding	$—
Amounts outstanding under the Revolving Credit Facility	195,000
Total outstanding indebtedness	195,000
Less: amounts expected to be repaid within one year	—
Total long-term debt due after one year	$195,000

At December 31, 2024, the Company assessed the Revolving Credit Facility (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at December 31, 2024.

Note 10. Postretirement Benefit Obligations

Defined Contribution Benefit Plan

On January 1, 2017, the Company established a defined contribution plan which covers all eligible U.S. employees. Our plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis to save for their future retirement needs. The Company matches 50% or 75% of the first 8% of contributions for employees covered by a collective bargaining agreement, dependent upon the terms of the respective collective bargaining agreement and matches 75% of the first 8% of the employee’s contribution election for all other employees. The plan’s matching contributions vest after three years of service with the Company. The Company may also provide an additional discretionary retirement savings contribution which is at the sole discretion of the Company. The Company made contributions to the defined contribution plan of $6.8 million, $6.0 million and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Change in benefit obligation:	2024	2023	2022
Benefit obligation at January 1,	$93,270	$80,174	$91,389
Service Cost	4,877	4,906	6,860
Interest Cost	4,524	4,048	2,436
Actuarial losses (gains)	(12,285)	6,636	(18,665)
Benefits Paid	(3,098)	(2,494)	(1,846)
Benefit obligation at December 31,	$87,288	$93,270	$80,174

Change in plan assets:
Fair value of plan assets at January 1,	86,084	77,362	71,252
Actual return on plan assets	6,053	11,216	(12,044)
Benefits paid	(3,098)	(2,494)	(1,846)
Company Contributions	—	—	20,000
Fair value of plan assets at December 31,	89,039	86,084	77,362

Under (Over)-Funded status of plan	$(1,751)	$7,186	$2,812

Amounts recognized in Balance Sheet consists of:
Accrued pension liabilities-current (1)	$—	$3,526	$2,812
Accrued pension liabilities-noncurrent (2)	—	3,660	—
Pension asset-noncurrent (3)	(1,751)	—	—
Total pension liabilities (assets) recognized	$(1,751)	$7,186	$2,812

(1) Included in accrued liabilities on Balance Sheet
(2) Included in postretirement benefit obligations on Balance Sheet
(3) Included in other assets on Balance Sheet

Pension amount recognized in accumulated other comprehensive loss (income) associated with the Company's pension plan are as follows for:

	Years Ended December 31,
	2024	2023	2022
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net actuarial (gain) loss	(14,725)	(1,271)	(1,087)
Pension amounts recognized in other comprehensive loss (income)	$(14,725)	$(1,271)	$(1,087)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for our pension plan include the following components:

	Years Ended December 31,
	2024	2023	2022
Net periodic pension cost (benefit)
Service cost	$4,877	$4,906	$6,860
Interest cost	4,524	4,048	2,436
Expected return on plan assets	(4,884)	(4,396)	(4,463)
Recognition of actuarial losses	—	—	—
Net periodic Pension Cost	4,517	4,558	4,833
Other changes in benefits obligations recognized in other comprehensive loss (income)
Actuarial losses (gains)	(13,455)	(184)	(2,157)
Total recognized in other comprehensive income	(13,455)	(184)	(2,157)
Total net periodic pension cost (benefit) recognized in Other comprehensive income	$(8,938)	$4,374	$2,676

The estimated actuarial loss (gain) that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2024 and 2023 was nil.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our pension plan were as follows:

Key actuarial assumptions used to determine benefit obligations at December 31,	2024	2023	2022
Effective discount rate for benefit obligation	5.8%	5.1%	5.3%
Expected annual rate of compensation increase	2.9%	2.9%	2.9%

Key actuarial assumptions used to determine the net periodic benefit cost for the years ended December 31,	2024	2023	2022
Effective discount rate for service cost	5.1%	5.3%	3.1%
Effective discount rate for interest cost	4.9%	5.1%	2.7%
Expected long-term rate of return	6.5%	6.5%	6.5%
Expected annual rate of compensation increase	2.9%	2.9%	2.4%

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

The accumulated benefit obligation for our pension plan was $79.7 million, $81.3 million and $69.3 million as of December 31, 2024, 2023 and 2022, respectively.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid during the following years:

2025	$3,942
2026	4,485
2027	4,985
2028	5,427
2029	6,072
Thereafter	35,584

Our general funding policy for our pension plan is to contribute amounts at least sufficient to satisfy regulatory funding standards. The Company made pension plan contributions sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan as follows:

	Years Ended December 31,
	2024	2023	2022
1st Quarter	$—	$—	$—
2nd Quarter	—	—	10,000
3rd Quarter	—	—	5,000
4th Quarter	—	—	5,000
Total	$—	$—	$20,000

The Company expects to make pension plan contributions during 2025 sufficient to satisfy pension funding requirements of up to $1.0 million, if any, as well as evaluate contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

The target asset allocation percent for the Company's pension plan assets is summarized as follows:

	Years Ended December 31,
	2024	2023
Cash and cash equivalents	3%	3%
US and non-US equity securities	44%	64%
Fixed income / real estate / other securities	33%	33%
Alternative Equity	20%	—%
Total Pension Assets	100%	100%

Fixed income and other securities include investment grade securities covering the Treasury, agency, asset-backed, mortgage-backed and credit sectors of the U.S. Bond Market, as well as listed real estate companies and real estate investment trusts located in both developed and emerging markets.

	Fair Value at December 31,
Fair Value Measurements	2024	2023	2022
Investments valued using NAV per share
Emerging Markets Region Equities	$5,184	$4,839	$4,427
International Region Equities	17,618	16,975	14,370
United States Equities	41,235	38,324	31,235
United States Bonds	22,034	22,988	20,115
Real Estate	1,360	1,391	1,563
Cash Fund	1,608	1,567	5,652
Total Pension Plan Assets at Fair Value	$89,039	$86,084	$77,362

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

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2025.

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

Future minimum payments for these unconditional purchase obligations as of December 31, 2024 are as follows (dollars in thousands):

Year	Amount
2025	$310,703
2026	152,400
2027	142,561
2028	140,760
2029	140,760
Thereafter	99,000
$986,184

Note 12. Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Postretirement Benefit Obligations Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2021	$(5,112)	$(882)	$(545)	$(6,539)

Other comprehensive income (loss)	14	2,158	1,576	3,748
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(671)	(671)
Income tax expense (benefit)	—	(518)	(217)	(735)
Current period change	14	1,640	688	2,342
Balance at December 31, 2022	(5,098)	758	143	(4,197)

Other comprehensive income (loss)	63	184	(197)	50
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax expense (benefit)	—	(44)	47	3
Current period change	63	140	(150)	53
Balance at December 31, 2023	(5,035)	898	(7)	(4,144)

Other comprehensive income (loss)	(109)	13,454	—	13,345
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax expense (benefit)	—	(3,231)	—	(3,231)
Current period change	(109)	10,223	—	10,114
Balance at December 31, 2024	$(5,144)	$11,121	$(7)	$5,970

Note 13. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
	2024	2023	2022
Basic
Net Income	$44,149	$54,623	$171,886

Weighted average common shares outstanding	26,828,338	27,302,254	27,969,436

EPS – Basic	$1.65	$2.00	$6.15

	Years Ended December 31,
	2024	2023	2022
Diluted
Net Income	$44,149	$54,623	$171,886

Weighted average common shares outstanding – Basic	26,828,338	27,302,254	27,969,436

Dilutive effect of unvested equity awards	426,875	705,376	1,061,671

Weighted average common shares outstanding – Diluted	27,255,213	28,007,630	29,031,107

EPS – Diluted	$1.62	$1.95	$5.92

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2024, 2023 and 2022, stock options of 834,288, 475,359 and 172,808, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

In September 2017, the Board of Directors (the "Board") adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund. Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix common stock upon distribution. As of December 31, 2024, a total of 71,726 units were allocated to the AdvanSix stock unit fund under the DCP.

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid in capital. During 2024, the Company had repurchased 403,654 shares of common stock, including 152,333 shares withheld to cover the tax withholding obligations in connection with the vesting awards, for an aggregate of $10.4 million at a weighted average market price of $25.80 per share. The purchase of shares reduces the weighted average number of shares outstanding in the basic and diluted earnings per share calculations.

Note 14. Stock-Based Compensation Plans

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

Under the terms of the Equity Plan, there were approximately 1,700,000 shares of AdvanSix common stock available for future grants of full-value awards at December 31, 2024.

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

The following table summarizes information about RSU activity related to the Equity Plan:

	Number of Restricted Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2021	442	$22.11
Granted	129	39.44
Vested	(110)	30.00
Forfeited	(65)	22.25
Non-vested at December 31, 2022	396	25.53
Granted	178	34.75
Vested	(218)	15.83
Forfeited	(19)	38.92
Non-vested at December 31, 2023	337	35.97
Granted	320	25.77
Vested	(150)	28.52
Forfeited	(47)	33.53
Non-vested at December 31, 2024	460	$31.53

As of December 31, 2024, there was approximately $6.8 million of total unrecognized compensation cost related to non-vested RSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.3 years.

The following table summarizes information about the income statement impact from RSUs for the Years Ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Compensation expense	$5,670	$4,049	$3,471
Future income tax benefit recognized	$1,186	$1,107	$927

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

The following table summarizes information about the income statement impact from stock options for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
Compensation expense	$822	$1,651	$1,467
Future income tax benefit recognized	$1,498	$1,215	$1,033

The fair value related to stock options granted was determined using Black-Scholes option pricing model and the weighted average assumptions are shown in the table below:

	Years Ended December 31,
Key Black-Scholes Assumptions	2024	2023	2022
Risk-free interest rate	—	4.1%	1.8%
Expected term (years)	—	6	6
Volatility	—	46.5%	40.2%
Dividend yield	—	1.4%	1.3%
Fair value per stock option	—	$18.04	$14.01

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is determined based on the average volatility of peer companies with similar option terms. The expected term is determined using a simplified approach, calculated as the mid-point between the vesting period and the contractual term of the award. The risk-free interest rate is determined based upon the yield of an outstanding U.S. Treasury note with a term equal to the expected term of the option granted. No stock options were awarded during 2024.

The following table summarizes information about stock option activity related to the Equity Plan:

	Number of Shares (In Thousands)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	906	26.13	7.42	$19,123
Exercisable at December 31, 2021	443	$29.42	6.54	$7,895

Granted	123	39.13
Exercised	(69)	24.23
Forfeited	(21)	27.81
Expired	(56)	30.94
Outstanding at December 31, 2022	883	27.97	6.81	$8,870
Exercisable at December 31, 2022	578	$27.49	6.06	$6,082

Granted	86	41.15
Exercised	(9)	28.14
Forfeited	—	—
Expired	(3)	33.27
Outstanding at December 31, 2023	957	29.26	6.17	$4,446
Exercisable at December 31, 2023	728	$26.47	5.46	$4,412

Granted	—	—
Exercised	(24)	17.96
Forfeited	(8)	40.43
Expired	(8)	36.12
Outstanding at December 31, 2024	917	29.40	5.16	$3,536
Exercisable at December 31, 2024	828	$28.20	4.87	$3,536

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

As of December 31, 2024, there was $0.3 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of approximately 0.5 years.

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

The following table summarizes information about PSU activity related to the Equity Plan:

	Number of Performance Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2021	404	$20.04
Granted	101	41.63
Vested	(78)	30.69
Forfeited	(32)	22.30
Non-vested at December 31, 2022	395	23.04
Granted	93	42.63
Vested	(193)	14.29
Forfeited	(1)	38.84
Non-vested at December 31, 2023	294	37.77
Granted	144	28.00
Vested	(108)	30.37
Forfeited	(33)	35.86
Non-vested at December 31, 2024	297	$35.95

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

As of December 31, 2024, there was approximately $3.3 million of total unrecognized compensation cost related to non-vested PSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.3 years.

The following table summarizes information about the income statement impact from PSUs for the year ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
Compensation expense	$1,411	$2,612	$5,343
Future income tax benefit recognized	$216	$703	$840

Note 15. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the year ended December 31, 2024.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(5,666)	$31,154	$36,820	$(3,760)	$33,060
Licenses	18,451	(6,919)	11,532	18,451	(5,996)	12,455
Trade names	1,100	(642)	458	1,100	(422)	678
Total	$56,371	$(13,227)	$43,144	$56,371	$(10,178)	$46,193

For the years ended December 31, 2024 and 2023, the Company recorded amortization expense on intangible assets of $3.0 million and $3.0 million, respectively.

The estimated aggregate amortization expense for each of the next five years is as follows:

Year	Amount
2025	$3,049
2026	3,049
2027	2,866
2028	2,829
2029	2,829

Note 16. Acquisitions

In February 2022, the Company acquired the stock of U.S. Amines, a leading North American producer of alkyl and specialty amines serving high-value end markets such as agrochemicals and pharmaceuticals for a purchase price of approximately $97.5 million, net of cash acquired.

In accordance with ASC 805, this transaction was accounted for as a business combination. The transaction resulted in the Company acquiring tangible assets and finite-lived intangible assets, comprised of customer relationships (approximately $33 million) and trademarks (approximately $1 million) which reflect the value of the benefit derived from incremental revenue and related cash flows as a direct result of the customer relationships and name brand. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of 20 years and 5 years, respectively. The residual amount of the purchase price in excess of the value of the tangible and definite-lived intangible assets was allocated to goodwill.

Note 17. Supplier Finance Programs

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

The total amount due to the financial intermediaries to settle supplier invoices under all of its supplier finance programs at December 31, 2024 and 2023, are as follows (in thousands):

	December 31,
	2024	2023
Confirmed obligations outstanding at the beginning of the year	$17,076	$17,434
Invoices confirmed during the year	62,933	63,136
Confirmed invoices paid during the year	(60,854)	(63,494)
Confirmed obligations outstanding at the end of the year	$19,155	$17,076

These amounts outstanding are included in Accounts payable.

Note 18. Segment Related Information

The Company has concluded that it is a single operating segment and a single reportable segment: chemical manufacturing. Its larger manufacturing sites are vertically integrated and leverage cross-plant resources, including centralized supply chain and procurement functions. This production process uses one key raw material, cumene, as the input to products produced for sale through the sales channels and end markets the Company serves. Production rates and output volumes are managed across locations to align with the Company’s overall operating plan. Additionally, the Company’s operating results, which are evaluated regularly to make decisions about resource allocation and performance assessment by the CODM, our CEO and President, are on a consolidated basis.

The chemical manufacturing segment derives its revenues by innovating and delivering essential products in the industries of nylon solutions, plant nutrients, and chemical intermediates to its customers in a wide variety of end markets and applications, such as building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives and electronics.

The CODM’s performance assessment and resource allocation for the chemical manufacturing segment is based on net income which is also reported on the income statement as net income, the measure of segment assets which is also reported on the balance sheet as total assets, and capital expenditures which is also reported in management’s discussion and analysis.

The CODM uses net income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends. The CODM also uses net income to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation. Lastly, the CODM uses capital expenditures estimate the cash-generating potential and cash requirements of the segment.

Significant expense information reviewed by the CODM was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenue	$1,517,557	$1,533,599	$1,945,640
Less:
Variable cost of goods sold *	691,300	711,169	973,605
Plant costs	487,671	470,457	470,696
Freight and distribution costs	176,849	177,095	174,407
Selling, general, and administrative expense	94,023	95,538	87,748
Other segment items **	23,565	24,717	67,298
Segment net income	$44,149	$54,623	$171,886
*Variable costs of goods sold includes raw materials and various utility expenses
**Other segment items include research and development expense, interest income and expense, capitalized interest, other non-operating expense, and income tax expense.

Note 19. Other Non-operating (Income) Expense, Net

For the year ended December 31, 2024, Other non-operating (income) expense, net primarily includes a pre-tax loss of approximately $1.2 million related to a reduction of the Company's anticipated receivable related to the gain on the termination fee recorded upon the Company's exit from the Oben Holding Group S.A. alliance in the prior year.

Note 20. Subsequent Events

As announced on February 21, 2025, the Board declared a quarterly cash dividend of $0.16 per share on the Company's common stock, payable on March 24, 2025 to stockholders of record as of the close of business on March 10, 2025.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2024, the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report, which is included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

On November 13, 2024, Achilles B. Kintiroglou, the Company’s Senior Vice President, General Counsel and Corporate Secretary, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 18,783 shares and 8,130 stock options. Mr. Kintiroglou’s plan will expire on February 27, 2026.

On December 9, 2024, Erin N. Kane, the Company’s President and Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 30,000 shares and 51,480 stock options. Ms. Kane’s plan will expire on February 27, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to the directors and executive officers of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2025 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2024 (the "2025 Proxy Statement"), and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of AdvanSix appears in Part I of this Annual Report on Form 10-K under the heading "Information about our Executive Officers".

The members of the Audit Committee of the Board are: Daniel F. Sansone (Chair), Farha Aslam, Donald P. Newman and Sharon S. Spurlin. The Board has determined that each of Mr. Sansone, Ms. Aslam, Mr. Newman and Ms. Spurlin has been designated as an audit committee financial expert as defined by applicable SEC rules and that each of Mr. Sansone, Ms. Aslam, Mr. Newman and Ms. Spurlin satisfies the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.

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

Item 11. Executive Compensation

Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2025 Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2025 Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the 2025 Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2025 Proxy Statement, and such information is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)	41
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	43
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	44
Consolidated Balance Sheets at December 31, 2024 and 2023	45
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	46
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022	47
Notes to Consolidated Financial Statements	48

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

10.3
Offer of Employment Letter between Honeywell International Inc. and Erin N. Kane, dated April 19, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †

10.4
Offer of Employment Letter between AdvanSix Inc. and Siddharth Manjeshwar, dated September 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2024) †

10.5
Offer of Employment Letter between Honeywell International Inc. and Michael Preston, dated May 13, 2016 (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †

10.6
Offer of Employment Letter between AdvanSix Inc. and Achilles B. Kintiroglou, dated February 24, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020) †

10.7
Offer of Employment Letter between AdvanSix Inc. and Kelly Slieter, dated May 25, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020) †

10.8
Offer of Employment Letter between AdvanSix Inc. and Christopher Gramm, dated as of August 19, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.9	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.10	2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2020).

10.11
2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (effective June 15, 2022) (incorporated by reference to the Company's Current Report on Form 8-K filed on June 16, 2022) †

Exhibit No.	Description

10.12
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

10.15
Form of Performance Stock Unit Agreement under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.16
Form of Performance Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2023). †

10.17
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

10.22
Amended and Restated Caprolactam and Polymer Supply Agreement dated as of Jan 1, 2019, by and between AdvanSix Resins Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2019) *

10.23
Amendment No. 1 and Amendment No. 2 to Amended and Restated Caprolactam and Polymer Supply Agreement, dated as of October 1, 2021 and January 1, 2023, respectively, by and between AdvanSix Resins Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2023)**

10.24
Amendment No. 3 to Amended and Restated Caprolactam and Polymer Supply Agreement, dated as of May 1, 2024, by and between AdvanSix Resins and Chemicals LLC and Shaw Industries Group, Inc.** (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)**

10.25
Credit Agreement, dated as of October 27, 2021, among AdvanSix Inc., the lenders party thereto and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2021).

10.26
First Amendment to Credit Agreement, dated as of June 27, 2023, among AdvanSix Inc., the lenders party thereto and Truist Bank, as administrative agent (with annexed Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2023).

19.1	AdvanSix Inc. Policy Regarding Insider Trading and Other Transactions in AdvanSix Securities.

21.1
List of subsidiaries of AdvanSix Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 4 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on August 31, 2016 and effective as of September 8, 2016).

Exhibit No.	Description

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

97.1
AdvanSix Inc. Incentive Compensation Recovery Policy, effective as of September 20, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 16, 2024). †

99.1
Information Statement of AdvanSix Inc. (incorporated by reference to Exhibit 99.1 to Amendment No. 5 to the Registration Statement of AdvanSix Inc. on Form 10 dated and filed with the SEC on September 7, 2016 and effective as of September 8, 2016).

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

ADVANSIX INC.

Date: February 21, 2025	By:	/s/ Siddharth Manjeshwar
Siddharth Manjeshwar
Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erin N. Kane, Siddharth Manjeshwar, and Achilles Kintiroglou, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Erin N. Kane Erin N. Kane Chief Executive Officer and Director (Principal Executive Officer)	/s/ Todd D. Karran Todd D. Karran Independent Chairman of the Board
/s/ Farha Aslam Farha Aslam Director	/s/ Darrell K. Hughes Darrell K. Hughes Director
/s/ Gena C. Lovett Gena C. Lovett, Ph.D. Director	/s/ Donald P. Newman Donald P. Newman Director
/s/ Daniel F. Sansone Daniel F. Sansone Director	/s/ Sharon S. Spurlin Sharon S. Spurlin Director
/s/ Patrick S. Williams Patrick S. Williams Director
/s/ Siddharth Manjeshwar Siddharth Manjeshwar Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Christopher Gramm Christopher Gramm Vice President and Controller (Principal Accounting Officer)
February 21, 2025