Form 10-Q
period 2025-03-31
AdvanSix Inc.
filed 2025-05-02
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
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

The Registrant had 26,812,687 shares of common stock, $0.01 par value, outstanding at April 25, 2025.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Sales	$377,791	$336,829
Costs, expenses and other:
Costs of goods sold	324,320	333,864
Selling, general and administrative expenses	23,409	23,593
Interest expense, net	1,541	2,699
Other non-operating (income) expense, net	(408)	90
Total costs, expenses and other	348,862	360,246

Income (loss) before taxes	28,929	(23,417)
Income tax expense (benefit)	5,585	(6,021)
Net income (loss)	$23,344	$(17,396)

Earnings per common share
Basic	$0.87	$(0.65)
Diluted	$0.86	$(0.65)
Weighted average common shares outstanding
Basic	26,838,146	26,878,660
Diluted	27,289,144	26,878,660

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$23,344	$(17,396)
Foreign exchange translation adjustment	11	(15)
Cash-flow hedges	7	7
Other comprehensive income (loss), net of tax	18	(8)
Comprehensive income (loss)	$23,362	$(17,404)

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,344	$19,564
Accounts and other receivables – net	179,336	145,673
Inventories – net	222,857	212,386
Taxes receivable	55	503
Other current assets	7,590	8,990
Total current assets	418,182	387,116
Property, plant and equipment – net	926,006	917,858
Operating lease right-of-use assets	144,844	153,438
Goodwill	56,192	56,192
Intangible assets	42,382	43,144
Other assets	38,368	37,172
Total assets	$1,625,974	$1,594,920

LIABILITIES
Current liabilities:
Accounts payable	$238,906	$228,761
Accrued liabilities	42,775	47,264
Income taxes payable	2,590	1,047
Operating lease liabilities – short-term	40,093	42,493
Deferred income and customer advances	26,582	37,538
Total current liabilities	350,946	357,103
Deferred income taxes	149,346	145,299
Operating lease liabilities – long-term	105,437	111,400
Line of credit – long-term	215,000	195,000
Other liabilities	10,877	11,468
Total liabilities	831,606	820,270

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 33,113,379 shares issued and 26,807,818 outstanding at March 31, 2025; 32,989,165 shares issued and 26,737,036 outstanding at December 31, 2024	331	330
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Treasury stock at par (6,305,561 shares at March 31, 2025; 6,252,129 shares at December 31, 2024)	(63)	(63)
Additional paid-in capital	137,677	136,872
Retained earnings	650,435	631,541
Accumulated other comprehensive income	5,988	5,970
Total stockholders' equity	794,368	774,650
Total liabilities and stockholders' equity	$1,625,974	$1,594,920
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$23,344	$(17,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,178	19,102
(Gain) loss on disposal of assets	(210)	89
Deferred income taxes	4,054	1,108
Stock-based compensation	1,978	2,211
Amortization of deferred financing fees	155	155
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(33,652)	(5,818)
Inventories	(10,471)	20,910
Taxes receivable	448	1,426
Accounts payable	19,362	(52,995)
Income taxes payable	1,543	(7,098)
Accrued liabilities	(4,949)	2,150
Deferred income and customer advances	(10,956)	(4,392)
Other assets and liabilities	1,619	4,346
Net cash provided by (used for) operating activities	11,443	(36,202)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(34,062)	(35,388)
Other investing activities	(2,732)	(1,419)
Net cash used for investing activities	(36,794)	(36,807)

Cash flows from financing activities:
Borrowings from line of credit	118,500	184,500
Repayments of line of credit	(98,500)	(109,500)
Principal payments of finance leases	(247)	(239)
Dividend payments	(4,290)	(4,290)
Purchase of treasury stock	(1,486)	(7,023)
Issuance of common stock	154	426
Net cash provided by financing activities	14,131	63,874

Net change in cash and cash equivalents	(11,220)	(9,135)
Cash and cash equivalents at beginning of period	19,564	29,768
Cash and cash equivalents at the end of period	$8,344	$20,633

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$14,605	$13,442

Supplemental cash activities:
Cash paid for interest	$584	$2,594
Cash paid for income taxes	$—	$36

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2024	32,989,165	$330	$136,872	$631,541	$(63)	$5,970	$774,650

Net income	—	—	—	23,344	—	—	23,344
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	11	11
Cash-flow hedges	—	—	—	—	—	7	7
Other comprehensive income, net of tax	—	—	—	—	—	18	18
Issuance of common stock	124,214	1	153	—	—	—	154
Purchase of treasury stock (53,432 shares)	—	—	(1,486)	—	—	—	(1,486)
Stock-based compensation	—	—	1,978	—	—	—	1,978
Dividends	—	—	160	(4,450)	—	—	(4,290)
Balance at March 31, 2025	33,113,379	$331	$137,677	$650,435	$(63)	$5,988	$794,368

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2023	32,598,946	$326	$138,046	$605,067	$(58)	$(4,144)	$739,237

Net loss	—	—	—	(17,396)	—	—	(17,396)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(15)	(15)
Cash-flow hedges	—	—	—	—	—	7	7
Other comprehensive loss, net of tax	—	—	—	—	—	(8)	(8)
Issuance of common stock	323,989	3	423	—	—	—	426
Purchase of treasury stock (260,464 shares)	—	—	(7,020)	—	(3)	—	(7,023)
Stock-based compensation	—	—	2,211	—	—	—	2,211
Dividends	—	—	163	(4,453)	—	—	(4,290)
Balance at March 31, 2024	32,922,935	$329	$133,823	$583,218	$(61)	$(4,152)	$713,157

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three months ended March 31, 2025 and 2024 were March 29, 2025 and March 30, 2024, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at March 31, 2025 and December 31, 2024 aggregated to $4.5 million and $7.3 million, respectively, and were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

The Company previously reported a business impact associated with the June 2019 fire that shut down the Philadelphia Energy Solutions (“PES”) refinery in Philadelphia, Pennsylvania. The Company actively pursued a business interruption claim and reached a final omnibus settlement in January 2025 which resulted in insurance settlement proceeds of approximately $26 million in the first quarter of 2025. The total aggregate insurance proceeds since the original claim submission are approximately $39 million. The business interruption insurance proceeds received were primarily related to the recovery of increased raw material and logistics costs. The proceeds have been recognized as a reduction to Cost of Goods Sold on the Condensed Consolidated Statements of Operations in the periods in which they were received.

On February 17, 2023, the Company's Board of Directors (the "Board") authorized a share repurchase program to repurchase shares of the Company's common stock. As of March 31, 2025, the Company has repurchased a total of 6,305,561 shares of common stock, including 1,060,105 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $193.9 million at a weighted average market price of $30.75 per share. As of March 31, 2025, approximately $62.0 million remained available for share repurchases under the current authorization. During the period April 1, 2025 through April 25, 2025, 2,538 additional shares were repurchased for tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $20.05 and no additional shares were repurchased under the currently authorized repurchase program.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity will: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)-(e); (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as other disaggregation requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expense and, in annual reporting periods, an entity's definition of selling expense. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the pronouncement and does not expect adoption to have a material impact on the Company's consolidated financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The amendments also require that the Company disclose the following (net of refunds received): (1) the amount of income taxes paid disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. Additionally, the amendments in this update eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or to make a statement that an estimate of the range cannot be made, and remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. This pronouncement is effective for annual periods beginning after December 31, 2024 and the required disclosures will be adopted in the Company's annual report on Form 10-K for the year ended December 31, 2025.

3. Revenues

Revenue Recognition

AdvanSix serves around 400 customers annually, primarily in the United States, spanning a wide variety of industries worldwide. For the three months ended March 31, 2025 and 2024, the Company's ten largest customers accounted for approximately 38% and 37% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended March 31, 2025 and 2024, the Company's sales to Shaw were 10% and 9% of our total sales, respectively.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company's revenue by product line, and related approximate percentage of total sales, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024*
Nylon	$88,369	23%	$84,389	25%
Caprolactam	67,432	18%	61,476	18%
Plant Nutrients	128,240	34%	94,696	28%
Chemical Intermediates	93,750	25%	96,268	29%
Total	$377,791	100%	$336,829	100%
* The Company transferred certain products between its Chemical Intermediates product line and its Plant Nutrients product line to align more closely with its current sales structure. Historical information has been reclassified to reflect these changes for all periods presented in the Consolidated Financial Statements. Total revenue amounts were not impacted for either period.

The Company's revenues by geographic area, and related approximate percentage of total sales, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024
United States	$320,447	85%	$284,587	84%
International	57,344	15%	52,242	16%
Total	$377,791	100%	$336,829	100%
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the three months ended March 31, 2025:

Opening balance January 1, 2025	$37,538
Additional cash advances	—
Less amounts recognized in revenues	(10,956)
Ending balance March 31, 2025	$26,582
The Company expects to recognize as revenue the March 31, 2025 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income (loss) divided by the basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three months ended March 31, 2025 and 2024 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended March 31,
	2025	2024
Basic
Net income (loss)	$23,344	$(17,396)
Weighted average common shares outstanding	26,838,146	26,878,660
EPS – Basic	$0.87	$(0.65)
Diluted
Dilutive effect of equity awards and other stock-based holdings	450,998	—
Weighted average common shares outstanding	27,289,144	26,878,660
EPS – Diluted	$0.86	$(0.65)

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Options and stock equivalents	684,374	909,231

Dividend activity for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Cash dividends declared per share	$0.16	$0.16
Aggregate dividends paid to shareholders	$4,290	$4,290

5. Accounts and Other Receivables – Net

	March 31, 2025	December 31, 2024
Accounts receivables	$175,589	$141,273
Other	3,928	4,982
Total accounts and other receivables	179,517	146,255
Less – allowance for doubtful accounts	(181)	(582)
Total accounts and other receivables – net	$179,336	$145,673

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

6. Inventories

	March 31, 2025	December 31, 2024
Raw materials	$116,098	$99,320
Work in progress	71,966	71,175
Finished goods	82,589	73,994
Spares and other	32,332	31,948
	302,985	276,437
Reduction to LIFO cost basis	(80,128)	(64,051)
Total inventories	$222,857	$212,386

Substantially all of the Company’s inventories at March 31, 2025 and December 31, 2024 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 6% was valued at average cost using the first-in, first-out (“FIFO”) method at March 31, 2025.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $82.3 million and $57.5 million at March 31, 2025 and December 31, 2024, respectively.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use asset	$254	$243
Interest on lease liabilities	41	38
Total finance lease cost	295	281
Operating lease cost	13,078	12,252
Short-term lease cost	796	1,193
Total lease cost	$14,169	$13,726

As of March 31, 2025, we have no additional operating or finance leases that have not yet commenced.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the three months ended March 31, 2025.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(6,142)	$30,678	$36,820	$(5,666)	$31,154
Licenses	18,451	(7,150)	11,301	18,451	(6,919)	11,532
Trade names	1,100	(697)	403	1,100	(642)	458
Total	$56,371	$(13,989)	$42,382	$56,371	$(13,227)	$43,144

For each of the three months ended March 31, 2025 and March 31, 2024, the Company recorded amortization expense on intangible assets of $0.8 million.

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

We assumed from Honeywell International Inc. ("Honeywell") all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on the Company's consolidated financial position or results of operations.

10. Income Taxes

The provision (benefit) for income taxes was $5.6 million and ($6.0 million) for the three months ended March 31, 2025 and 2024, respectively, resulting in an effective tax rate of 19.3% and 25.7%, respectively.

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory rate due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits that generally decrease the rate. Additionally, discrete tax adjustments recorded in the quarter related to Internal Revenue Code (IRC) Section 45Q tax credits of $1.8 million, offset slightly by state tax legislation changes had a net 5.8% decrease on the rate.

The Company’s effective tax rate for the three months ended March 31, 2024 was higher than the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations, partially offset by tax credits.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

11. Supplier Finance Programs

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

The total amount due to the financial intermediaries to settle supplier invoices under all of its supplier finance programs was approximately $13 million as of March 31, 2025 and approximately $19 million as of December 31, 2024. These amounts outstanding are included in Accounts payable.

Note 12. Segment Related Information

The Company has concluded that it is a single operating segment and a single reportable segment: chemical manufacturing. Its larger manufacturing sites are vertically integrated and leverage cross-plant resources, including centralized supply chain and procurement functions. This production process uses one key raw material, cumene, as the input to products produced for sale through the sales channels and end markets the Company serves. Production rates and output volumes are managed across locations to align with the Company’s overall operating plan. Additionally, the Company’s operating results, which are evaluated regularly to make decisions about resource allocation and performance assessment by the chief operating decision maker ("CODM"), our CEO and President, are on a consolidated basis.

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

The CODM uses net income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends. The CODM also uses net income to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation. Lastly, the CODM uses capital expenditures to estimate the cash-generating potential and cash requirements of the segment.

Significant expense information reviewed by the CODM was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$377,791	$336,829
Less:
Variable cost of goods sold *	152,903	171,440
Plant costs	121,853	116,431
Freight and distribution costs	47,403	43,299
Selling, general, and administrative expense	23,409	23,593
Other segment items **	8,879	(539)
Segment net income	$23,344	$(17,395)
*Variable costs of goods sold includes the raw material costs associated with volumes sold during the period as well as insurance settlement proceeds.
**Other segment items include research and development expense, interest income and expense, capitalized interest, other non-operating expense, and income tax expense.

13. Subsequent Events

As announced on May 2, 2025, the Board declared a quarterly cash dividend of $0.16 per share on the Company's common stock, payable on May 27, 2025 to stockholders of record as of the close of business on May 13, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained in this Quarterly Report on Form 10-Q (this "Form 10-Q"), as well as the MD&A section included in our 2024 Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Exchange Act. When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally; the potential effects of inflationary pressures, tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions, changes in interest rates, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of new or proposed regulatory, trade or other policies of the U.S., and the conflict between Russia and Ukraine, the conflict in Israel and Gaza and related uncertainty in the surrounding region, and the possible expansion of such conflicts; the effect of any of the foregoing on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks, data privacy incidents and disruptions to our technology infrastructure; risks associated with operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics and, geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2024 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of March 31, 2025.

•Plant Nutrients – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of March 31, 2025. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops. We also manufacture sulfuric acid, ammonia and carbon dioxide as part of our integrated operations at Hopewell and occasionally sell any excess material not consumed internally to customers externally.

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

Recent Developments

Succession of Chief Accounting Officer

As previously reported, effective as of March 17, 2025, Christopher Gramm was appointed to serve as the Company’s Vice President, Financial Planning and Analysis. In connection with his new role, Mr. Gramm stepped down as the Company’s Vice President, Controller and will no longer serve as the Company’s principal accounting officer. Effective as of March 17, 2025, the Company’s Board of Directors appointed Rachael E. Ryan as the Company’s Vice President, Controller and Chief Accounting Officer to succeed Mr. Gramm.

Anti-Dumping Duty Petition - Acetone

On November 4, 2024, the U.S. Department of Commerce ("Commerce") initiated the first five-year review of the anti-dumping orders on imports of acetone from Belgium, Singapore, South Africa, South Korea, and Spain. On November 1, 2024, the U.S. International Trade Commission ("ITC") issued its notice of initiation of its five-year review of the orders. The anti-dumping orders and applicable duties will continue for another five-year period if Commerce finds that revocation of the orders is likely to lead to continuation or recurrence of dumping and if the ITC finds that revocation is likely to lead to continuation or recurrence of material injury to the U.S. domestic industry. On December 26, 2024, Commerce notified the ITC that it would conduct an expedited review and issue its results no later than March 4, 2025. On February 4, 2025, the ITC voted to conduct a full review and is expected to issue its results in the fourth quarter of 2025. On March 7, 2025, Commerce determined that revocation of the anti-dumping orders would likely lead to continuation of recurrence of dumping. The anti-dumping duties will continue to apply during the ITC's pending review.

Philadelphia Energy Solutions’ Shut Down

The Company previously reported a business impact associated with the June 2019 fire that shut down the Philadelphia Energy Solutions (“PES”) refinery in Philadelphia, Pennsylvania. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. The Company has been actively pursuing the claim over several years, with a final omnibus settlement in January 2025 which resulted in insurance settlement proceeds of approximately $26 million in the first quarter of 2025. The total aggregate insurance proceeds since the original claim submission are approximately $39 million.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended March 31,
	2025	2024
Sales	$377,791	$336,829
% change compared with prior year period	12.2%

The change in sales compared to the prior year period is attributable to the following:

Three Months Ended March 31, 2025
Volume	7.4%
Price	4.8%
12.2%

Sales increased in the three months ended March 31, 2025 compared to the prior year period by $41.0 million (approximately 12%) due to (i) increased volume (approximately 7%) driven by improved performance following the prior year operational disruption at the Frankford manufacturing site and higher ammonium sulfate sales supported by our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program and (ii) favorable pricing (approximately 5%), including continued strength in Plant Nutrients reflecting favorable North American ammonium sulfate supply and demand conditions.

Costs of Goods Sold

	Three Months Ended March 31,
	2025	2024
Costs of goods sold	$324,320	$333,864
% change compared with prior year period	(2.9)%
Gross Margin percentage	14.2%	0.9%

Costs of goods sold decreased in the three months ended March 31, 2025 compared to the prior year period by $9.5 million (approximately 3%) due primarily to (i) insurance proceeds collected as a result of the PES supplier shutdown (approximately 8%) and (ii) decreased plant costs (approximately 6%) primarily driven by improved operational performance, partially offset by increased prices of raw materials, including natural gas and sulfur (approximately 6%) and increased sales volume (approximately 5%).

Gross margin percentage increased in the three months ended March 31, 2025 compared to the prior year period (approximately 13%) due primarily to (i) insurance proceeds collected as a result of the PES supplier shutdown (approximately 7%), (ii) decreased plant costs (approximately 5%) primarily driven by improved operational performance and (iii) increased sales volume (approximately 3%), partially offset by the impact of market-based pricing, net of raw material costs (approximately 1%).

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative expenses	$23,409	$23,593
Percentage of Sales	6.2%	7.0%

Selling, general and administrative expenses decreased slightly in the three months ended March 31, 2025 compared to the prior year period.

Income Tax Expense

	Three Months Ended March 31,
	2025	2024
Income tax expense (benefit)	$5,585	$(6,021)
Effective tax rate	19.3%	25.7%

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory rate due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits that generally decrease the rate. Additionally, discrete tax adjustments recorded in the quarter related to Internal Revenue Code (IRC) Section 45Q tax credits of $1.8 million, offset slightly by state tax legislation changes had a net 5.8% decrease on the rate.

The Company’s effective tax rate for the three months ended March 31, 2024 was higher than the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations, partially offset by tax credits.

The Company’s effective tax rate for the three months ended March 31, 2025 was lower than the prior year period due primarily to the impact of the IRC Section 45Q tax credits recorded in the current year.

The Company continues to monitor any potential new tax legislation that could result in a material impact on its financial statements including the U.S. House of Representatives approval of the fiscal year 2025 budget resolution on April 10, 2025. This approval clears the way for substantive action by House and Senate Republicans to advance legislation that would potentially address expiring Tax Cuts and Jobs Act provisions and incorporate other tax proposals.

Net Income (Loss)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$23,344	$(17,396)

As a result of the factors described above, Net income (loss) was $23.3 million for the three months ended March 31, 2025 as compared to $(17.4) million in the corresponding prior year period.

Non-GAAP Measures
(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net income and Adjusted EPS. Adjusted EBITDA is defined as Net income before Interest, Income taxes, Depreciation and amortization, Non-cash stock-based compensation, Non-recurring, unusual or extraordinary expenses, Non-cash amortization from acquisitions and One-time merger and acquisition costs. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by Sales. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to its competitors, as the non-GAAP measures exclude items that management believes do not reflect the Company’s ongoing operations.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$23,344	$(17,396)
Non-cash stock-based compensation	1,978	2,211
Non-recurring, unusual or extraordinary (income) expense	—	—
Non-cash amortization from acquisitions	532	532
Non-recurring M&A costs	—	—
Income tax benefit relating to reconciling items	(430)	(465)
Adjusted Net income (loss) (non-GAAP)	25,424	(15,118)
Interest expense, net	1,541	2,699
Income tax expense (benefit) - Adjusted	6,015	(5,556)
Depreciation and amortization - Adjusted	18,646	18,570
Adjusted EBITDA (non-GAAP)	$51,626	$595

Sales	$377,791	$336,829

Adjusted EBITDA Margin* (non-GAAP)	13.7%	0.2%
* Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted EPS to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$23,344	$(17,396)
Adjusted Net income (loss) (non-GAAP)	25,424	(15,118)

Weighted-average number of common shares outstanding - basic	26,838,146	26,878,660
Dilutive effect of equity awards and other stock-based holdings	450,998	—
Weighted-average number of common shares outstanding - diluted	27,289,144	26,878,660

EPS - Basic	$0.87	$(0.65)
EPS - Diluted	$0.86	$(0.65)
Adjusted EPS - Basic (non-GAAP)	$0.95	$(0.56)
Adjusted EPS - Diluted (non-GAAP)	$0.93	$(0.56)

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, as utilized in the first quarter of 2025, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2024 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures, dividends and liquidity reflecting disciplined capital deployment. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with health, safety and environmental ("HSE") regulations. We believe that our future cash from operations, cash on hand and available capacity under our credit agreement, as well as our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in Item 1A of Part I of our 2024 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the first quarter of 2025, the Company had approximately $8.3 million of cash on hand with approximately $284 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $145 million to $155 million in 2025 compared to $134 million in 2024, reflecting the planned progression of our SUSTAIN growth program, and refined execution timing to address critical enterprise risk mitigation.

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

We expect that our primary cash requirements for 2025 will be to fund costs associated with ongoing operations, capital expenditures, and amounts related to other contractual obligations.

The Company made no cash contributions to the defined benefit pension plan during the three months ended March 31, 2025 as there were no funding requirements for the period. Additional contributions may be made in future periods sufficient to satisfy pension funding requirements in those periods or on a discretionary basis.

On February 17, 2023, the Company's Board of Directors (the "Board") authorized a share repurchase program to repurchase shares of the Company's common stock. As of March 31, 2025, the Company has repurchased a total of 6,305,561 shares of common stock life-to-date, including 1,060,105 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $193.9 million at a weighted average market price of $30.75 per share. As of March 31, 2025, approximately $62.0 million remained available for share repurchases under the currently authorized repurchase program. During the period April 1, 2025 through April 25, 2025, 2,538 additional shares were repurchased for tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $20.05 and no additional shares were repurchased under the currently authorized repurchase program.

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

As of March 31, 2025, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the Company's 2024 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Dividends paid during 2025 and the dividend announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
5/2/2025	5/13/2025	5/27/2025	$0.16	$4.3
2/21/2025	3/10/2025	3/24/2025	$0.16	$4.3

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

Credit Agreement

On October 27, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Revolving Credit Facility”).

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at March 31, 2025 and through the date of the filing of this Form 10-Q.

We had a borrowed balance of $195 million under the Revolving Credit Facility at December 31, 2024. We borrowed an incremental net amount of $20 million during the three months ended March 31, 2025, bringing the balance under the Revolving Credit Facility to $215 million, and available credit for use of approximately $284 million as of March 31, 2025. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Three Months Ended March 31,
	2025	2024
Cash provided by (used for):
Operating activities	$11,443	$(36,202)
Investing activities	(36,794)	(36,807)
Financing activities	14,131	63,874
Net change in cash and cash equivalents	$(11,220)	$(9,135)

Cash provided by operating activities increased by $47.6 million for the three months ended March 31, 2025 versus the prior year period due primarily to (i) a $40.7 million increase in net income, (ii) the favorable cash impact of $7.7 million from Taxes receivable and Income taxes payable combined, driven by the timing of tax payments and (iii) a $6.6 million favorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) with a $35.7 million unfavorable cash impact from working capital for the three months ended March 31, 2025 compared to a $42.3 million unfavorable cash impact in the prior year period due primarily to the favorable impact of Accounts payable partially offset by Inventory, Accounts and other receivables and Deferred income and customer advances. These net favorable impacts were partially offset by a $7.1 million unfavorable cash impact from accrued liabilities due primarily to the timing of payments and accruals during the three months ended March 31, 2025 related to other accrued liabilities compared to the prior year period.

Cash used for investing activities was approximately flat for the three months ended March 31, 2025 versus the prior year period for capital expenditures and other enterprise programs.

Cash provided by financing activities decreased by $49.7 million for the three months ended March 31, 2025 versus the prior year period due primarily to net borrowings of $20.0 million during the three months ended March 31, 2025 compared to net borrowings of $75.0 million during the prior year period, partially offset by payments for share repurchases of $1.5 million during the three months ended March 31, 2025 compared to $7.0 million during the prior year period. Cash paid for dividends was relatively unchanged year-over-year.
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

The following table summarizes ongoing and expansion capital expenditures:

Three Months Ended March 31, 2025
Capital expenditures in Accounts payable at December 31, 2024	$23,645
Purchases of property, plant and equipment	25,022
Less: Capital expenditures in Accounts payable at March 31, 2025	(14,605)
Cash paid for capital expenditures	$34,062

For 2025, we expect our total capital expenditures to be approximately $145 million to $155 million as discussed above.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them since the filing of the 2024 Form 10-K, we continue to monitor such methodologies and assumptions.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the three-month period ended March 31, 2025 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at March 31, 2025, a 25-basis point fluctuation in interest rates for the three months ended March 31, 2025 would have resulted in an increase or decrease to our interest expense of approximately $0.5 million.

See “Note 2. Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of our 2024 Form 10-K for a discussion relating to credit and market, commodity price and interest rate risk management.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2025, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the Company’s 2024 Form 10-K, which are hereby incorporated by reference.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended March 31, 2025. During the quarter ended March 31, 2025, no additional shares were purchased under our share repurchase program and 53,432 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2025	(1)	6,269	$28.35	—	$61,957,898
February 2025		—	—	—	61,957,898
March 2025	(2)	47,163	27.75	—	61,957,898
Total		53,432	$27.82	—
(1) Total number of shares purchased includes 6,269 shares covering tax withholding obligations in connection with the vesting of equity awards
(2) Total number of shares purchased includes 47,163 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period April 1, 2025 through April 25, 2025, 2,538 additional shares were repurchased for tax withholding obligations in connection with the vesting of equity awards at a weighted average market price of $20.05 and no additional shares were repurchased under the currently authorized repurchase program.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

ADVANSIX INC.

Date: May 2, 2025	By:	/s/ Siddharth Manjeshwar
Siddharth Manjeshwar
Senior Vice President and Chief Financial Officer