Form 10-Q
period 2025-06-30
AdvanSix Inc.
filed 2025-08-01
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
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

The Registrant had 26,844,187 shares of common stock, $0.01 par value, outstanding at July 25, 2025.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$410,022	$453,479	$787,813	$790,308
Costs, expenses and other:
Costs of goods sold	351,308	372,111	675,628	705,975
Selling, general and administrative expenses	25,416	24,431	48,825	48,024
Interest expense, net	2,255	3,514	3,796	6,213
Other non-operating (income) expense, net	(607)	1,351	(1,015)	1,441
Total costs, expenses and other	378,372	401,407	727,234	761,653

Income before taxes	31,650	52,072	60,579	28,655
Income tax expense	279	13,145	5,864	7,124
Net income	$31,371	$38,927	$54,715	$21,531

Earnings per common share
Basic	$1.17	$1.45	$2.04	$0.80
Diluted	$1.15	$1.43	$2.01	$0.79
Weighted average common shares outstanding
Basic	26,896,037	26,839,429	26,867,252	26,859,044
Diluted	27,223,309	27,150,347	27,248,976	27,251,326

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$31,371	$38,927	$54,715	$21,531
Foreign exchange translation adjustment	24	(27)	35	(42)
Cash-flow hedges	—	—	7	7
Other comprehensive income (loss), net of tax	24	(27)	42	(35)
Comprehensive income	$31,395	$38,900	$54,757	$21,496

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$18,446	$19,564
Accounts and other receivables – net	159,702	145,673
Inventories – net	221,764	212,386
Taxes receivable	15,243	503
Other current assets	19,021	8,990
Total current assets	434,176	387,116
Property, plant and equipment – net	936,309	917,858
Operating lease right-of-use assets	136,888	153,438
Goodwill	56,192	56,192
Intangible assets	41,619	43,144
Other assets	41,218	37,172
Total assets	$1,646,402	$1,594,920

LIABILITIES
Current liabilities:
Accounts payable	$231,907	$228,761
Accrued liabilities	48,200	47,264
Income taxes payable	384	1,047
Operating lease liabilities – short-term	38,718	42,493
Deferred income and customer advances	1,858	37,538
Total current liabilities	321,067	357,103
Deferred income taxes	151,938	145,299
Operating lease liabilities – long-term	99,037	111,400
Line of credit – long-term	240,000	195,000
Other liabilities	10,628	11,468
Total liabilities	822,670	820,270

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 33,152,286 shares issued and 26,844,187 outstanding at June 30, 2025; 32,989,165 shares issued and 26,737,036 outstanding at December 31, 2024	332	330
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Treasury stock at par (6,308,099 shares at June 30, 2025; 6,252,129 shares at December 31, 2024)	(63)	(63)
Additional paid-in capital	140,097	136,872
Retained earnings	677,354	631,541
Accumulated other comprehensive income	6,012	5,970
Total stockholders' equity	823,732	774,650
Total liabilities and stockholders' equity	$1,646,402	$1,594,920
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$54,715	$21,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,639	38,264
(Gain) loss on disposal of assets	(177)	261
Deferred income taxes	6,646	751
Stock-based compensation	4,287	4,404
Amortization of deferred financing fees	309	309
Operational asset adjustments	—	1,200
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(13,994)	(6,004)
Inventories	(9,378)	36,004
Taxes receivable	(14,740)	1,255
Accounts payable	12,423	(61,681)
Income taxes payable	(663)	(7,026)
Accrued liabilities	561	6,149
Deferred income and customer advances	(35,680)	(14,530)
Other assets and liabilities	(10,395)	(6,889)
Net cash provided by operating activities	32,553	13,998

Cash flows from investing activities:
Expenditures for property, plant and equipment	(62,327)	(68,883)
Other investing activities	(5,891)	(3,736)
Net cash used for investing activities	(68,218)	(72,619)

Cash flows from financing activities:
Borrowings from line of credit	231,500	257,500
Repayments of line of credit	(186,500)	(197,500)
Principal payments of finance leases	(491)	(502)
Dividend payments	(8,580)	(8,582)
Purchase of treasury stock	(1,537)	(10,385)
Issuance of common stock	155	427
Net cash provided by financing activities	34,547	40,958

Net change in cash and cash equivalents	(1,118)	(17,663)
Cash and cash equivalents at beginning of period	19,564	29,768
Cash and cash equivalents at the end of period	$18,446	$12,105

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$14,762	$14,932

Supplemental cash activities:
Cash paid for interest	$2,297	$6,015
Cash paid for income taxes	$15,080	$13,587

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2024	32,989,165	$330	$136,872	$631,541	$(63)	$5,970	$774,650

Net income	—	—	—	23,344	—	—	23,344
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	11	11
Cash-flow hedges	—	—	—	—	—	7	7
Other comprehensive income, net of tax	—	—	—	—	—	18	18
Issuance of common stock	124,214	1	153	—	—	—	154
Purchase of treasury stock (53,432 shares)	—	—	(1,486)	—	—	—	(1,486)
Stock-based compensation	—	—	1,978	—	—	—	1,978
Dividends	—	—	160	(4,450)	—	—	(4,290)
Balance at March 31, 2025	33,113,379	331	137,677	650,435	(63)	5,988	794,368

Net income	—	—	—	31,371	—	—	31,371
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	24	24
Other comprehensive loss, net of tax	—	—	—	—	—	24	24
Issuance of common stock	38,907	1	—	—	—	—	1
Purchase of treasury stock (2,538 shares)	—	—	(51)	—	—	—	(51)
Stock-based compensation	—	—	2,309	—	—	—	2,309
Dividends	—	—	162	(4,452)	—	—	(4,290)
Balance at June 30, 2025	33,152,286	$332	$140,097	$677,354	$(63)	$6,012	$823,732

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. ("AdvanSix," the "Company," "we" or "our") is a diversified chemistry company that produces essential materials for our customers in a wide variety of end markets and applications that touch people’s lives. Our integrated value chain of our five U.S.-based manufacturing facilities plays a critical role in global supply chains and enables us to innovate and deliver essential products for our customers across building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives, electronics and other end markets. Guided by our core values of Safety, Integrity, Accountability and Respect, AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients, and chemical intermediates.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2025 and 2024 were June 28, 2025 and June 29, 2024, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at June 30, 2025 and December 31, 2024 aggregated to $6.0 million and $7.3 million, respectively. These were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

The Company previously reported a business impact associated with the June 2019 fire that shut down the Philadelphia Energy Solutions refinery in Philadelphia, Pennsylvania. The Company actively pursued a business interruption claim and reached a final omnibus settlement in January 2025 which resulted in insurance settlement proceeds of approximately $26 million in the first quarter of 2025. The total aggregate insurance proceeds since the original claim submission are approximately $39 million. The proceeds have been recognized as a reduction to Costs of Goods Sold on the Condensed Consolidated Statements of Operations in the periods in which they were received.

On February 17, 2023, the Company's Board of Directors (the "Board") authorized a share repurchase program to repurchase shares of the Company's common stock. As of June 30, 2025, the Company has repurchased a total of 6,308,099 shares of common stock, including 1,062,643 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $194.0 million at a weighted average market price of $30.75 per share. As of June 30, 2025, approximately $62.0 million remained available for share repurchases under the current authorization. During the period July 1, 2025 through July 25, 2025, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

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

3. Revenues

Revenue Recognition

AdvanSix serves around 400 customers annually, primarily in the United States, spanning a wide variety of industries worldwide. For the six months ended June 30, 2025 and 2024, the Company's ten largest customers accounted for approximately 39% and 38% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For each of the three months ended June 30, 2025 and 2024, the Company's sales to Shaw were 9% of our total sales.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company's revenue by product line, and related approximate percentage of total sales, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024*		2025		2024*
Nylon	$79,503	20%	$103,217	23%	$167,871	21%	$187,606	24%
Caprolactam	66,424	16%	81,303	18%	133,856	17%	142,779	18%
Plant Nutrients	156,770	38%	147,339	32%	285,011	36%	242,035	30%
Chemical Intermediates	107,325	26%	121,620	27%	201,075	26%	217,888	28%
Total	$410,022	100%	$453,479	100%	$787,813	100%	$790,308	100%
* The Company transferred certain products between its Chemical Intermediates product line and its Plant Nutrients product line to align more closely with its current sales structure. Historical information has been reclassified to reflect these changes for all periods presented in the Consolidated Financial Statements. Total revenue amounts were not impacted for either period.

The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
United States	$358,671	87%	$401,859	89%	$679,118	86%	$686,447	87%
International *	51,351	13%	51,620	11%	108,695	14%	103,861	13%
Total	$410,022	100%	$453,479	100%	$787,813	100%	$790,308	100%
* Predominantly Latin America and Canada
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the six months ended June 30, 2025:

Opening balance January 1, 2025	$37,538
Additional cash advances	—
Less amounts recognized in revenues	(35,680)
Ending balance June 30, 2025	$1,858
The Company expects to recognize as revenue the June 30, 2025 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income (loss) divided by the basic weighted average number of common shares outstanding and diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three and six months ended June 30, 2025 and 2024 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic
Net income	$31,371	$38,927	$54,715	$21,531
Weighted average common shares outstanding	26,896,037	26,839,429	26,867,252	26,859,044
EPS – Basic	$1.17	$1.45	$2.04	$0.80
Diluted
Dilutive effect of equity awards and other stock-based holdings	327,272	310,918	381,724	392,282
Weighted average common shares outstanding	27,223,309	27,150,347	27,248,976	27,251,326
EPS – Diluted	$1.15	$1.43	$2.01	$0.79

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options and stock equivalents	1,005,749	1,057,349	948,963	1,127,661

Dividend activity for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Aggregate dividends paid to shareholders	$4,290	$4,292	$8,580	$8,582

5. Accounts and Other Receivables – Net

	June 30, 2025	December 31, 2024
Accounts receivables	$155,701	$141,273
Other	4,343	4,982
Total accounts and other receivables	160,044	146,255
Less – allowance for credit losses	(342)	(582)
Total accounts and other receivables – net	$159,702	$145,673

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

6. Inventories

	June 30, 2025	December 31, 2024
Raw materials	$103,110	$99,320
Work in progress	92,241	71,175
Finished goods	73,938	73,994
Spares and other	32,605	31,948
	301,894	276,437
Reduction to LIFO cost basis	(80,130)	(64,051)
Total inventories	$221,764	$212,386

Substantially all of the Company’s inventories at June 30, 2025 and December 31, 2024 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 6% was valued at average cost using the first-in, first-out (“FIFO”) method at June 30, 2025.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $75.9 million and $57.5 million at June 30, 2025 and December 31, 2024, respectively.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use asset	$249	$264	$503	$508
Interest on lease liabilities	38	39	79	77
Total finance lease cost	287	303	582	585
Operating lease cost	13,999	10,797	27,077	22,483
Short-term lease cost	820	1,141	1,616	2,334
Total lease cost	$15,106	$12,241	$29,275	$25,402

As of June 30, 2025, we have no additional operating or finance leases that have not yet commenced.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the six months ended June 30, 2025.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(6,619)	$30,201	$36,820	$(5,666)	$31,154
Licenses	18,451	(7,381)	11,070	18,451	(6,919)	11,532
Trade names	1,100	(752)	348	1,100	(642)	458
Total	$56,371	$(14,752)	$41,619	$56,371	$(13,227)	$43,144

For each of the three months ended June 30, 2025 and June 30, 2024, the Company recorded amortization expense on intangible assets of $0.8 million. For each of the six months ended June 30, 2025 and June 30, 2024, the Company recorded amortization expense on intangible assets of $1.5 million.

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

10. Income Taxes

The provision for income taxes was $0.3 million and $13.1 million for the three months ended June 30, 2025 and 2024, respectively, resulting in an effective tax rate of 0.9% and 25.2%, respectively. The provision for income taxes was $5.9 million and $7.1 million for the six months ended June 30, 2025 and 2024, respectively, resulting in an effective tax rate of 9.7% and 24.9%, respectively.

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. federal statutory rate due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits that generally decrease the rate. Additionally, discrete tax adjustments recorded in the first and second quarter of 2025 related to Internal Revenue Code (IRC) Section 45Q tax credits of $1.8 million and $7.9 million, respectively, offset slightly by state tax legislation changes, resulted in a net 24.7% and 15.7% decrease in the rate for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was higher than the U.S.

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

The total amount due to the financial intermediary to settle supplier invoices under its supply chain finance program was approximately $19.8 million as of June 30, 2025 and approximately $19.2 million as of December 31, 2024. These amounts outstanding are included in Accounts payable.

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

Significant expense information reviewed by the CODM was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$410,022	$453,479	$787,813	$790,308
Less:
Variable costs of goods sold *	175,178	204,090	328,082	375,530
Plant costs	127,376	118,968	249,229	235,399
Freight and distribution costs	46,211	46,859	93,614	90,158
Selling, general, and administrative expense	25,416	24,431	48,825	48,024
Other segment items **	4,470	20,204	13,348	19,666
Segment net income	$31,371	$38,927	$54,715	$21,531
*Variable costs of goods sold includes the raw material costs associated with volumes sold during the period as well as insurance settlement proceeds, when applicable.
**Other segment items include research and development expense, interest income and expense, capitalized interest, other non-operating expense, and income tax expense.

13. Subsequent Events

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

As announced on August 1, 2025, the Board declared a quarterly cash dividend of $0.16 per share on the Company's common stock, payable on August 26, 2025 to stockholders of record as of the close of business on August 12, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained in this Quarterly Report on Form 10-Q (this "Form 10-Q"), as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Exchange Act. When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally; the potential effects of inflationary pressures, tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions, changes in interest rates, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of new or proposed legislation or regulatory, trade or other policies in or impacting the U.S., the conflict between Russia and Ukraine, the conflicts in Israel, Gaza and Iran, related uncertainty in the surrounding region, and the possible expansion of such conflicts; the effect of any of the foregoing on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks, data privacy incidents and disruptions to our technology infrastructure; risks associated with operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics and geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2024 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

Business Overview

AdvanSix is a diversified chemistry company that produces essential materials for our customers in a wide variety of end markets and applications that touch people’s lives. Our integrated value chain of our five U.S.-based manufacturing facilities plays a critical role in global supply chains and enables us to innovate and deliver essential products for our customers across building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives, electronics and other end markets. Guided by our core values of Safety, Integrity, Accountability and Respect, AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients, and chemical intermediates. Our key product lines are as follows:

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

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of June 30, 2025.

•Plant Nutrients – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of June 30, 2025. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops. We also manufacture sulfuric acid, ammonia and carbon dioxide as part of our integrated operations at Hopewell and occasionally sell any excess material not consumed internally to customers externally.

•Chemical Intermediates – We manufacture, market and sell a number of chemical intermediate products that are derived from the manufacturing processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of solvents, paints, coatings, adhesives, resins and herbicides. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene, cyclohexanone, oximes, cyclohexanol, and alkyl and specialty amines. Additional end-products for intermediates include automotive components, and water treatment and pharmaceutical intermediates.

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

Our ammonium sulfate fertilizer experiences quarterly sales seasonality reflecting both geographical and product sales mix considerations based on the timing and length of the growing seasons in North and South America. The North American fertilizer season typically runs from July, when the value chain begins restocking fertilizer, through June of the following year, when most application for the year’s planting is completed. The new season fill begins in the third quarter and proceeds sequentially into the following spring, which is the peak period for crop fertilizer application. As a result of this pattern, North American ammonium sulfate demand and pricing, particularly for our higher-value granular product, are typically strongest in the first half of the year through application for the spring crop and then decline in the second half of the year. Ammonium sulfate industry prices in the corn belt have declined approximately 10% from the second quarter to the third quarter, on average, since 2016. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous throughout the year and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

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

Recent Developments

Succession of Chief Financial Officer

As previously reported, effective as of July 9, 2025, the Company’s Board of Directors (the “Board”) appointed Christopher Gramm as Interim Chief Financial Officer, replacing Siddharth Manjeshwar, whose employment as Senior Vice President and Chief Financial Officer was terminated on July 9, 2025. The Company has commenced a search for a permanent successor.

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

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$410,022	$453,479	$787,813	$790,308
% change compared with prior year period	(9.6)%		(0.3)%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Volume	(8.1)%	(1.2)%
Price	(1.5)%	0.9%
	(9.6)%	(0.3)%

Sales decreased in the three months ended June 30, 2025 compared to the prior year period by $43.5 million (approximately 10%) due to (i) decreased volume (approximately 8%) primarily driven by softer demand in key nylon end markets and (ii) lower raw material pass through pricing (approximately 5%) following a net cost decrease in benzene and propylene (inputs to cumene which is a key feedstock to our products), partially offset by favorable market-based pricing (approximately 3%) driven by continued strength in Plant Nutrients reflecting favorable North American ammonium sulfate supply and demand conditions.

Sales were approximately flat in the six months ended June 30, 2025 compared to the prior year period due to decreased volume (approximately 1%) driven by softer demand in key nylon end markets partially offset by higher granular ammonium sulfate sales supported by our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program. This was offset by higher pricing (approximately 1%), primarily reflecting favorable market-based pricing across our Plant Nutrients and Nylon Solutions product lines partially offset by lower raw material pass through pricing following a net cost decrease in benzene and propylene.

Costs of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Costs of goods sold	$351,308	$372,111	$675,628	$705,975
% change compared with prior year period	(5.6)%		(4.3)%
Gross Margin percentage	14.3%	17.9%	14.2%	10.7%

Costs of goods sold decreased in the three months ended June 30, 2025 compared to the prior year period by $20.8 million (approximately 6%) due to decreased volume (approximately 9%) driven by lower nylon sales as a result of soft end market demand, partially offset by (i) increased operational costs (approximately 2%) driven by utility spend and (ii) increased raw material costs (approximately 1%) driven by natural gas and sulfur.

Costs of goods sold decreased in the six months ended June 30, 2025 compared to the prior year period by $30.3 million (approximately 4%) due to (i) insurance proceeds collected as a result of the PES supplier shutdown (approximately 4%), (ii) decreased operational costs (approximately 2%) primarily driven by improved operational performance, and (iii) decreased sales volume (approximately 2%), partially offset by increased raw material costs (approximately 3%) driven by natural gas and sulfur.

Gross margin percentage decreased in the three months ended June 30, 2025 compared to the prior year period (approximately 4%) due primarily to (i) increased plant costs (approximately 2%) driven by utility spend and (ii) the impact of market-based pricing, net of raw material costs (approximately 2%).

Gross margin percentage increased by approximately 4% in the six months ended June 30, 2025 compared to the prior year period due to (i) insurance proceeds collected as a result of the PES supplier shutdown (approximately 3%), (ii) decreased plant costs (approximately 1%) primarily driven by improved operational performance, and (iii) the net impact of lower sales volume and change in sales mix (approximately 1%), partially offset by the impact of market-based pricing, net of raw material costs (approximately 2%).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$25,416	$24,431	$48,825	$48,024
Percentage of Sales	6.2%	5.4%	6.2%	6.1%

Selling, general and administrative expenses increased by $1.0 million in the three months ended June 30, 2025 compared to the prior year period due primarily to the planned investment to upgrade our enterprise resource planning system.

Selling, general and administrative expenses increased by $0.8 million in the six months ended June 30, 2025 compared to the prior period due primarily to the planned investment to upgrade our enterprise resource planning system.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense	$279	$13,145	$5,864	$7,124
Effective tax rate	0.9%	25.2%	9.7%	24.9%

The Company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and six months ended June 30, 2025 differed from the U.S. federal statutory rate due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits that generally decrease the rate. Additionally, discrete tax adjustments recorded in the first and second quarter of the year related to Internal Revenue Code (IRC) Section 45Q tax credits of $1.8 million and $7.9 million, respectively, offset slightly by state tax legislation resulted in a net 24.7% and 15.7% decrease in the rate for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was higher than the U.S. federal statutory rate, due to the impacts of state taxes and executive compensation deduction limitations which generally increase the tax rate, partially offset by tax credits which generally decrease the tax rate.

The Company’s effective tax rate for the three and six months ended June 30, 2025 was lower than the prior year period due primarily to the impact of the IRC Section 45Q tax credits recorded in the first half of the current year compared to the first half of the prior year.

On July 4, 2025, President Trump signed into law legislation commonly referred to as the One Big Beautiful Bill Act (the "Act"), which includes numerous tax reform provisions affecting businesses, including extending and modifying certain provisions of the Tax Cuts and Jobs Act (both domestic and international), while also introducing major changes to federal energy policy by rolling back many clean energy provisions enacted as part of the Inflation Reduction Act. The Act includes a broad array of business-related provisions, including the full expensing of domestic research and experimental expenditures (i.e., R&D costs), modification of the limitation on business interest and making permanent full expensing for certain business property (i.e., 100 percent bonus depreciation). While we do not currently anticipate that the clean energy provisions will have a material impact on our financial results, we continue to evaluate these provisions. However, we do anticipate that the changes to R&D costs and the 100 percent bonus deprecation provisions will result in lower cash taxes in future periods. Due to the elective applicability of these provisions, we are still in the process of modeling and performing a full evaluation before determining the full impact and timing that these provisions will have on our financial results. Since the Act was enacted after the June 30 period-end date, no provisions are accounted for in our current financial statements. Due to the variety of effective dates for key provisions, we anticipate only certain provisions will impact our third and fourth quarter financial statements but the Company is unable to reasonably estimate the full impact of the Act on its financial statements at this time.

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$31,371	$38,927	$54,715	$21,531

As a result of the factors described above, Net income was $31.4 million and $54.7 million for the three and six months ended June 30, 2025, respectively, as compared to $38.9 million and $21.5 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$31,371	$38,927	$54,715	$21,531
Non-cash stock-based compensation	2,309	2,193	4,287	4,404
Non-recurring, unusual or extraordinary expense*	—	1,200	—	1,200
Non-cash amortization from acquisitions	531	532	1,063	1,064
Non-recurring M&A costs	—	—	—	—
Income tax benefit relating to reconciling items	(479)	(762)	(909)	(1,227)
Adjusted Net income (non-GAAP)	33,732	42,090	59,156	26,972
Interest expense, net	2,255	3,514	3,796	6,213
Income tax expense - Adjusted	758	13,907	6,773	8,351
Depreciation and amortization - Adjusted	18,930	18,630	37,576	37,200
Adjusted EBITDA (non-GAAP)	$55,675	$78,141	107,301	78,736

Sales	$410,022	$453,479	$787,813	$790,308

Adjusted EBITDA Margin** (non-GAAP)	13.6%	17.2%	13.6%	10.0%
* 2024 includes a pre-tax loss of approximately $1.2 million from the reduction of the Company's anticipated receivable related to the gain on the termination fee recorded upon the exit from the Oben Holding Group S.A. alliance during the third quarter of 2023.
** Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales.

The following is a reconciliation between the non-GAAP financial measures of Adjusted EPS to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$31,371	$38,927	$54,715	$21,531
Adjusted Net income (non-GAAP)	33,732	42,090	59,156	26,972

Weighted-average number of common shares outstanding - basic	26,896,037	26,839,429	26,867,252	26,859,044
Dilutive effect of equity awards and other stock-based holdings	327,272	310,918	381,724	392,282
Weighted-average number of common shares outstanding - diluted	27,223,309	27,150,347	27,248,976	27,251,326

EPS - Basic	$1.17	$1.45	$2.04	$0.80
EPS - Diluted	$1.15	$1.43	$2.01	$0.79
Adjusted EPS - Basic (non-GAAP)	$1.25	$1.57	$2.20	$1.00
Adjusted EPS - Diluted (non-GAAP)	$1.24	$1.55	$2.17	$0.99

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, as utilized in the second quarter of 2025, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2024 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements for the next twelve months and beyond. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

As of the end of the second quarter of 2025, the Company had approximately $18.4 million of cash on hand with approximately $259 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $135 million to $145 million in 2025 compared to $134 million in 2024, reflecting the planned progression of our SUSTAIN growth program, and refined execution timing to address critical enterprise risk mitigation.

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

The Company made no cash contributions to the defined benefit pension plan during the six months ended June 30, 2025 as there were no funding requirements for the period. Additional contributions may be made in future periods sufficient to satisfy pension funding requirements in those periods or on a discretionary basis.

On February 17, 2023, the Board authorized a share repurchase program to repurchase shares of the Company's common stock. As of June 30, 2025, the Company has repurchased a total of 6,308,099 shares of common stock life-to-date, including 1,062,643 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $194.0 million at a weighted average market price of $30.75 per share. As of June 30, 2025, approximately $62.0 million remained available for share repurchases under the currently authorized repurchase program. During the period July 1, 2025 through July 25, 2025, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

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

As of June 30, 2025, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the 2024 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Dividends paid during 2025 and the dividend announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
8/1/2025	8/12/2025	8/26/2025	$0.16	$4.3
5/2/2025	5/13/2025	5/27/2025	$0.16	$4.3
2/21/2025	3/10/2025	3/24/2025	$0.16	$4.3

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

The Revolving Credit Facility has a scheduled maturity date of October 27, 2026, which the Company expects to refinance before such date. The Credit Agreement permits the Company to utilize up to $40 million of the Revolving Credit Facility for the issuance of letters of credit and up to $40 million for swing line loans. The Company has the option to establish a new class of term loans and/or increase the amount of the Revolving Credit Facility in an aggregate principal amount for all such incremental term loans and increases of the Revolving Credit Facility of up to the sum of (x) $175 million plus (y) an amount such that the Company’s Consolidated First Lien Secured Leverage Ratio (as defined in the Credit Agreement) would not be greater than 2.75 to 1.00, in each case, to the extent that any one or more lenders, whether or not currently party to the Credit Agreement, commits to be a lender for such amount or any portion thereof.

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at June 30, 2025 and through the date of the filing of this Form 10-Q.

We had a borrowed balance of $195 million under the Revolving Credit Facility at December 31, 2024. We borrowed an incremental net amount of $45 million during the six months ended June 30, 2025, bringing the balance under the Revolving Credit Facility to $240 million, and available credit for use of approximately $259 million as of June 30, 2025. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Six Months Ended June 30,
	2025	2024
Cash provided by (used for):
Operating activities	$32,553	$13,998
Investing activities	(68,218)	(72,619)
Financing activities	34,547	40,958
Net change in cash and cash equivalents	$(1,118)	$(17,663)

Cash provided by operating activities increased by $18.6 million for the six months ended June 30, 2025 versus the prior year period due primarily to a $33.2 million increase in net income, partially offset by (i) the unfavorable cash impact of $9.6 million from Taxes receivable and Income taxes payable combined, driven by the timing of tax payments and (ii) a $5.6 million unfavorable cash impact from Accrued liabilities due primarily to the timing of payments and accruals during the six months ended June 30, 2025 compared to the prior year period.

Cash used for investing activities decreased by $4.4 million for the six months ended June 30, 2025 versus the prior year period due primarily to the timing of cash payments for capital expenditures and other enterprise programs.

Cash provided by financing activities decreased by $6.4 million for the six months ended June 30, 2025 versus the prior year period due primarily to net borrowings of $45.0 million during the six months ended June 30, 2025 compared to net borrowings of $60.0 million during the prior year period, partially offset by payments for share repurchases of $1.5 million during the six months ended June 30, 2025 compared to $10.4 million during the prior year period.
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

The following table summarizes ongoing and expansion capital expenditures:

Six Months Ended June 30, 2025
Capital expenditures in Accounts payable at December 31, 2024	$23,645
Purchases of property, plant and equipment	53,444
Less: Capital expenditures in Accounts payable at June 30, 2025	(14,762)
Cash paid for capital expenditures	$62,327

For 2025, we expect our total capital expenditures to be approximately $135 million to $145 million as discussed above.

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

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the six-month period ended June 30, 2025 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at June 30, 2025, a 25-basis point fluctuation in interest rates for the six months ended June 30, 2025 would have resulted in an increase or decrease to our interest expense of approximately $0.6 million.

See “Note 2. Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of our 2024 Form 10-K for a discussion relating to credit and market, commodity price and interest rate risk management.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been, or will be, detected.

Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2025, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

During the third quarter of 2025, the Company is upgrading its enterprise resource planning ("ERP") system which will replace existing operating and financial systems. The new ERP system is designed to provide enhanced transactional processing, reporting, security and management tools. As the implementation progresses, the Company will continue to evaluate its control processes and will give appropriate consideration to whether any modifications are needed to maintain the effectiveness of its internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the 2024 Form 10-K, which are hereby incorporated by reference.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended June 30, 2025. During the quarter ended June 30, 2025, no additional shares were purchased under our share repurchase program and 2,538 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2025	(1)	2,538	$20.05	—	$61,957,898
May 2025		—	—	—	61,957,898
June 2025		—	—	—	61,957,898
Total		2,538	$20.05	—
(1) Total number of shares purchased includes 2,538 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period July 1, 2025 through July 25, 2025, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy)
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 20, 2023).
10.1
2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (effective June 18, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2025)

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

ADVANSIX INC.

Date: August 1, 2025	By:	/s/ Christopher Gramm
Christopher Gramm
Vice President and Interim Chief Financial Officer