Form 10-Q
period 2025-09-30
AdvanSix Inc.
filed 2025-11-07
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
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

The Registrant had 26,864,035 shares of common stock, $0.01 par value, outstanding at October 31, 2025.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$374,473	$398,187	$1,162,286	$1,188,495
Costs, expenses and other:
Costs of goods sold	349,088	340,885	1,024,716	1,046,860
Selling, general and administrative expenses	27,425	24,265	76,250	72,290
Interest expense, net	2,322	2,924	6,119	9,137
Other non-operating (income) expense, net	(815)	368	(1,831)	1,808
Total costs, expenses and other	378,020	368,442	1,105,254	1,130,095

Income (loss) before taxes	(3,547)	29,745	57,032	58,400
Income tax expense (benefit)	(909)	7,479	4,955	14,603
Net income (loss)	$(2,638)	$22,266	$52,077	$43,797

Earnings per common share
Basic	$(0.10)	$0.83	$1.94	$1.63
Diluted	$(0.10)	$0.82	$1.91	$1.61
Weighted average common shares outstanding
Basic	26,927,305	26,790,752	26,887,489	26,836,114
Diluted	26,927,305	27,204,714	27,248,759	27,209,680

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(2,638)	$22,266	$52,077	$43,797
Foreign exchange translation adjustment	(189)	(24)	(154)	(66)
Cash-flow hedges	—	—	7	7
Other comprehensive loss, net of tax	(189)	(24)	(147)	(59)
Comprehensive income (loss)	$(2,827)	$22,242	$51,930	$43,738

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$23,696	$19,564
Accounts and other receivables – net	184,490	145,673
Inventories – net	209,120	212,386
Taxes receivable	23,758	503
Other current assets	13,931	8,990
Total current assets	454,995	387,116
Property, plant and equipment – net	943,332	917,858
Operating lease right-of-use assets	155,652	153,438
Goodwill	56,192	56,192
Intangible assets	40,857	43,144
Other assets	37,319	37,172
Total assets	$1,688,347	$1,594,920

LIABILITIES
Current liabilities:
Accounts payable	$236,053	$228,761
Accrued liabilities	55,850	47,264
Income taxes payable	49	1,047
Operating lease liabilities – short-term	41,695	42,493
Deferred income and customer advances	681	37,538
Total current liabilities	334,328	357,103
Deferred income taxes	159,758	145,299
Operating lease liabilities – long-term	114,924	111,400
Line of credit – long-term	250,000	195,000
Postretirement benefit obligations	257	—
Other liabilities	10,848	11,468
Total liabilities	870,115	820,270

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 33,177,824 shares issued and 26,864,035 outstanding at September 30, 2025; 32,989,165 shares issued and 26,737,036 outstanding at December 31, 2024	332	330
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Treasury stock at par (6,313,789 shares at September 30, 2025; 6,252,129 shares at December 31, 2024)	(63)	(63)
Additional paid-in capital	141,876	136,872
Retained earnings	670,264	631,541
Accumulated other comprehensive income	5,823	5,970
Total stockholders' equity	818,232	774,650
Total liabilities and stockholders' equity	$1,688,347	$1,594,920
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$52,077	$43,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,966	57,197
(Gain) loss on disposal of assets	(177)	415
Deferred income taxes	14,466	3,638
Stock-based compensation	5,919	5,963
Amortization of deferred financing fees	464	464
Operational asset adjustments	—	1,200
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(38,971)	15,069
Inventories	3,266	(1,603)
Taxes receivable	(23,255)	1,059
Accounts payable	16,546	(43,687)
Income taxes payable	(998)	(7,598)
Accrued liabilities	8,913	10,988
Deferred income and customer advances	(36,857)	(14,161)
Other assets and liabilities	(1,218)	(1,493)
Net cash provided by operating activities	59,141	71,248

Cash flows from investing activities:
Expenditures for property, plant and equipment	(88,849)	(99,373)
Other investing activities	(6,153)	(6,053)
Net cash used for investing activities	(95,002)	(105,426)

Cash flows from financing activities:
Borrowings from line of credit	316,500	311,500
Repayments of line of credit	(261,500)	(266,500)
Principal payments of finance leases	(740)	(762)
Dividend payments	(12,876)	(12,858)
Purchase of treasury stock	(1,658)	(10,427)
Issuance of common stock	267	755
Net cash provided by financing activities	39,993	21,708

Net change in cash and cash equivalents	4,132	(12,470)
Cash and cash equivalents at beginning of period	19,564	29,768
Cash and cash equivalents at the end of period	$23,696	$17,298

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$14,894	$15,018

Supplemental cash activities:
Cash paid for interest	$4,268	$7,711
Cash paid for income taxes	$15,201	$19,019

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2024	32,989,165	$330	$136,872	$631,541	$(63)	$5,970	$774,650

Net income	—	—	—	23,344	—	—	23,344
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	11	11
Cash-flow hedges	—	—	—	—	—	7	7
Other comprehensive income, net of tax	—	—	—	—	—	18	18
Issuance of common stock	124,214	1	153	—	—	—	154
Purchase of treasury stock (53,432 shares)	—	—	(1,486)	—	—	—	(1,486)
Stock-based compensation	—	—	1,978	—	—	—	1,978
Dividends	—	—	160	(4,450)	—	—	(4,290)
Balance at March 31, 2025	33,113,379	331	137,677	650,435	(63)	5,988	794,368

Net income	—	—	—	31,371	—	—	31,371
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	24	24
Other comprehensive loss, net of tax	—	—	—	—	—	24	24
Issuance of common stock	38,907	1	—	—	—	—	1
Purchase of treasury stock (2,538 shares)	—	—	(51)	—	—	—	(51)
Stock-based compensation	—	—	2,309	—	—	—	2,309
Dividends	—	—	162	(4,452)	—	—	(4,290)
Balance at June 30, 2025	33,152,286	332	140,097	677,354	(63)	6,012	823,732

Net income	—	—	—	(2,638)	—	—	(2,638)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(189)	(189)
Other comprehensive loss, net of tax	—	—	—	—	—	(189)	(189)
Issuance of common stock	25,538	—	112	—	—	—	112
Purchase of treasury stock (5,690 shares)	—	—	(121)	—	—	—	(121)
Stock-based compensation	—	—	1,632	—	—	—	1,632
Dividends	—	—	156	(4,452)	—	—	(4,296)
Balance at September 30, 2025	33,177,824	$332	$141,876	$670,264	$(63)	$5,823	$818,232

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2025 and 2024 were September 27, 2025 and September 28, 2024, respectively.

Liabilities to creditors to whom we have issued checks that remained outstanding at September 30, 2025 and December 31, 2024 aggregated to $6.4 million and $7.3 million, respectively. These were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2025, the Company has repurchased a total of 6,313,789 shares of common stock, including 1,068,333 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $194.1 million at a weighted average market price of $30.74 per share. As of September 30, 2025, approximately $62.0 million remained available for share repurchases under the current authorization approved by the Company's Board of Directors (the "Board") on February 17, 2023. During the period October 1, 2025 through October 31, 2025, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

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

In August 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Practical Expedient for Measuring Expected Credit Losses on Certain Financial Assets. The amendments in this ASU provide a simplified approach for estimating credit losses on certain financial assets, including current accounts receivable, by permitting entities to elect a practical expedient when measuring expected credit losses. Under current guidance, when estimating expected credit losses, an entity must (1) consider not only historical loss experience but also adjust that information to reflect current conditions and reasonable and supportable forecasts and (2) include a measure of expected credit loss even if that risk is remote. The amendments in this ASU allow an entity, as a practical expedient, to: (1) Assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of the financial asset; and (2) continue to adjust historical loss information to reflect current conditions to the extent that historical information does not already do so. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual periods. Early adoption is permitted in any interim or annual period for which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
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

3. Revenues

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Revenue Recognition

AdvanSix serves around 390 customers annually, primarily in the United States, spanning a wide variety of industries worldwide. For the nine months ended September 30, 2025 and 2024, the Company's ten largest customers accounted for approximately 41% and 38% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended September 30, 2025 and 2024, the Company's sales to Shaw were 12% and 10% of our total sales, respectively. For the nine months ended September 30, 2025 and 2024, the Company's sales to Shaw were 10% and 9% of our total sales, respectively.

The Company's revenue by product line, and related approximate percentage of total sales, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024*		2025		2024*
Nylon	$79,029	21%	$93,693	24%	$246,900	21%	$281,299	24%
Caprolactam	73,137	20%	76,338	19%	206,993	18%	219,117	18%
Plant Nutrients	138,661	37%	113,552	29%	423,672	36%	355,587	30%
Chemical Intermediates	83,646	22%	114,604	28%	284,721	25%	332,492	28%
Total	$374,473	100%	$398,187	100%	$1,162,286	100%	$1,188,495	100%
* The Company transferred certain products between its Chemical Intermediates product line and its Plant Nutrients product line to align more closely with its current sales structure. Historical information has been reclassified to reflect these changes for all periods presented in the Consolidated Financial Statements. Total revenue amounts were not impacted for either period.

The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
United States	$323,746	86%	$339,895	85%	$1,002,864	86%	$1,026,342	86%
International*	50,727	14%	58,292	15%	159,422	14%	162,153	14%
Total	$374,473	100%	$398,187	100%	$1,162,286	100%	$1,188,495	100%
* Predominantly Latin America and Canada.
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the nine months ended September 30, 2025:

Opening balance January 1, 2025	$37,538
Additional cash advances	101
Less amounts recognized in revenues	(36,958)
Ending balance September 30, 2025	$681
The Company expects to recognize as revenue the September 30, 2025 ending balance of Deferred income and customer advances within one year or less.

4. Earnings Per Share

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The computation of basic and diluted earnings per share ("EPS") is based on Net income (loss) divided by the basic weighted average number of common shares outstanding and, where appropriate, diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic
Net income (loss)	$(2,638)	$22,266	$52,077	$43,797
Weighted average common shares outstanding	26,927,305	26,790,752	26,887,489	26,836,114
EPS – Basic	$(0.10)	$0.83	$1.94	$1.63
Diluted
Dilutive effect of equity awards and other stock-based holdings	—	413,962	361,270	373,566
Weighted average common shares outstanding	26,927,305	27,204,714	27,248,759	27,209,680
EPS – Diluted	$(0.10)	$0.82	$1.91	$1.61

Where appropriate, diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

Where appropriate, the diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options and stock equivalents	934,424	573,586	973,713	976,699

Dividend activity for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48
Aggregate dividends paid to shareholders	$4,296	$4,276	$12,876	$12,858

5. Accounts and Other Receivables – Net

	September 30, 2025	December 31, 2024
Accounts receivables	$183,940	$141,273
Other	911	4,982
Total accounts and other receivables	184,851	146,255
Less – allowance for credit losses	(361)	(582)
Total accounts and other receivables – net	$184,490	$145,673

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	September 30, 2025	December 31, 2024
Raw materials	$91,366	$99,320
Semi-finished and finished goods	164,373	145,169
Spares and other	33,509	31,948
	289,248	276,437
Reduction to LIFO cost basis	(80,128)	(64,051)
Total inventories	$209,120	$212,386

Substantially all of the Company’s inventories at September 30, 2025 and December 31, 2024 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 6% was valued at average cost using the first-in, first-out (“FIFO”) method at September 30, 2025.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $78.2 million and $57.5 million at September 30, 2025 and December 31, 2024, respectively.

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets ("ROU"), Operating lease liabilities – short-term, and Operating lease liabilities – long-term in our Condensed Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment – net, Accounts payable, and Other liabilities in our Condensed Consolidated Balance Sheets.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use asset	$245	$269	$748	$776
Interest on lease liabilities	34	43	113	120
Total finance lease cost	279	312	861	896
Operating lease cost	14,111	10,305	40,721	32,789
Short-term lease cost	963	1,177	2,579	3,511
Total lease cost	$15,353	$11,794	$44,161	$37,196

As of September 30, 2025, we have no additional operating or finance leases that have not yet commenced.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the nine months ended September 30, 2025.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(7,096)	$29,724	$36,820	$(5,666)	$31,154
Licenses	18,451	(7,611)	10,840	18,451	(6,919)	11,532
Trade names	1,100	(807)	293	1,100	(642)	458
Total	$56,371	$(15,514)	$40,857	$56,371	$(13,227)	$43,144

For each of the three months ended September 30, 2025 and September 30, 2024, the Company recorded amortization expense on intangible assets of $0.8 million. For each of the nine months ended September 30, 2025 and September 30, 2024, the Company recorded amortization expense on intangible assets of $2.3 million.

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

We assumed from Honeywell International Inc. ("Honeywell") all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with the three manufacturing locations assumed from Honeywell that are used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to have a material adverse effect on the Company's consolidated financial position or results of operations.

10. Income Taxes

The provision (benefit) for income taxes was ($0.9 million) and $7.5 million for the three months ended September 30, 2025 and 2024, respectively, resulting in an effective tax rate of 25.6% and 25.1%, respectively. The provision for income taxes was $5.0 million and $14.6 million for the nine months ended September 30, 2025 and 2024, respectively, resulting in an effective tax rate of 8.7% and 25%, respectively.

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024 differed from the U.S. federal statutory rate due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits and the foreign-derived intangible income deduction that generally decrease the rate. During the nine months ended September 30, 2025, discrete tax adjustments recorded relating to Internal Revenue Code (IRC) Section 45Q tax credits of $9.7 million and return to provision adjustments related to the filing of the Company's 2024 U.S. federal income tax return of $0.2 million, offset slightly by state tax legislation changes and the vesting of equity compensation, resulted in a net 5% increase and 17% decrease to the estimated annual effective tax rate for the three and nine months ended

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

September 30, 2025, respectively. In 2024, the Company recorded discrete tax adjustments related to the vesting of equity compensation, changes to state tax legislation, and return to provision adjustments related to the filing of the Company's 2023 U.S. federal income tax return which resulted in a net 3.3% and 1.5% increase to the estimated annual effective tax rate for the three and nine months ended September 30, 2024, respectively.

On July 4, 2025, President Trump signed into law legislation commonly referred to as the One Big Beautiful Bill Act (the "Act"), which includes numerous tax provisions affecting businesses, including the reinstatement of full expensing of domestic research and experimental expenditures, modification of the limitation on business interest and making permanent full expensing for certain business property. These provisions resulted in an approximate $10 million reduction in cash taxes in our financial results for the three and nine months ended September 30, 2025, however due to the elective applicability of these provisions, we continue to evaluate the full impact and timing that these provisions will have on our financial results.

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

The total amount due to the financial intermediary to settle supplier invoices under the Company's supply chain finance program was approximately $5.8 million as of September 30, 2025 and approximately $19.2 million as of December 31, 2024. These amounts outstanding are included in Accounts payable.

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

Significant expense information reviewed by the CODM was as follows (in thousands):

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$374,473	$398,187	$1,162,286	$1,188,495
Less:
Variable costs of goods sold *	181,899	177,679	509,980	553,199
Plant costs	121,861	115,059	371,090	350,458
Freight and distribution costs	42,769	45,871	136,385	136,041
Selling, general, and administrative expense	27,425	24,265	76,250	72,290
Other segment items **	3,157	13,047	16,504	32,710
Segment net income (loss)	$(2,638)	$22,266	$52,077	$43,797
*Variable costs of goods sold includes the raw material costs associated with volumes sold during the period as well as insurance settlement proceeds, when applicable.
**Other segment items include research and development expense, interest income and expense, capitalized interest, other non-operating expense, and income tax expense.

13. Subsequent Events
Dividends

As announced on November 7, 2025, the Board declared a quarterly cash dividend of $0.16 per share on the Company's common stock, payable on December 2, 2025 to stockholders of record as of the close of business on November 18, 2025.

Amendment to Credit Agreement

On October 23, 2025, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement, dated as of October 27, 2021 (as amended by Amendment No. 1, dated June 27, 2023, the “Credit Agreement” and as further amended by the Amendment, the “Amended Credit Agreement”), among the Company, the guarantors, the lenders party thereto and Truist Bank, as administrative agent.

The Credit Agreement includes a senior secured revolving credit facility with aggregate commitments of $500 million (the “Revolving Credit Commitments”). Pursuant to the Amendment, the Credit Agreement was amended to, among other things: (i) extend the maturity date of revolving credit commitments of participating Revolving Credit Lenders in an aggregate principal amount of $452 million to the earlier of (x) October 27, 2027 and (y) the date of the termination in whole of the Revolving Credit Commitments, pursuant to the terms of the Amended Credit Agreement, and (ii) effect certain other conforming changes and modifications consistent with the foregoing. The remaining $48 million of revolving credit commitments under the Credit Agreement that were not extended will continue to mature on the earlier of (x) October 27, 2026 and (y) the date of the termination in whole of the Revolving Credit Commitments, pursuant to the terms of the Amended Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations, of AdvanSix Inc. (“AdvanSix,” the “Company,” “we” or “our”), which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained in this Quarterly Report on Form 10-Q (this "Form 10-Q"), as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Exchange Act. When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally; the potential effects of inflationary pressures, tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions, changes in interest rates, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of new or proposed legislation or regulatory, trade or other policies in or impacting the U.S., the U.S. government shutdown, the conflict between Russia and Ukraine, the conflicts in Israel, Gaza and Iran, and related instability in the surrounding region, and the uncertain outcomes of such conflicts; the effect of any of the foregoing on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks, data privacy incidents and disruptions to our technology infrastructure; risks associated with operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics, geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2024 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resins, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of September 30, 2025.

•Plant Nutrients – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of September 30, 2025. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops. We also manufacture sulfuric acid, ammonia and carbon dioxide as part of our integrated operations at Hopewell and occasionally sell any excess material not consumed internally to customers externally.

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

Our ammonium sulfate fertilizer experiences quarterly sales seasonality reflecting both geographical and product sales mix considerations based on the timing and length of the growing seasons in North and South America. The North American fertilizer season typically runs from July, when the value chain begins restocking fertilizer, through June of the following year, when most application for the year’s planting is completed. The new season fill begins in the third quarter and proceeds sequentially into the following spring, which is the peak period for crop fertilizer application. As a result of this pattern, North American ammonium sulfate demand and pricing, particularly for our higher-value granular product, are typically strongest in the first half of the year through application for the spring crop and then decline in the second half of the year. Ammonium sulfate industry prices in the corn belt have declined approximately 12% from the second quarter to the third quarter, on average, since 2016. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous throughout the year and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

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

Recent Developments

Amendment to Credit Agreement

On October 23, 2025, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement (as defined below). See “Liquidity and Capital Resources - Credit Agreement” for a discussion regarding the Amendment.

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

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$374,473	$398,187	$1,162,286	$1,188,495
% change compared with prior year period	(6.0)%		(2.2)%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Volume	(3.2)%	(1.9)%
Price	(2.8)%	(0.3)%
	(6.0)%	(2.2)%

Sales decreased in the three months ended September 30, 2025 compared to the prior year period by $23.7 million (approximately 6%) due to (i) lower raw material pass through pricing (approximately 5%) following a net cost decrease in benzene and propylene (inputs to cumene which is a key feedstock to our products) and (ii) decreased volume (approximately 3%) primarily driven by softer demand in chemical intermediate and nylon end markets, partially offset by favorable market-based pricing (approximately 2%) driven by continued strength in Plant Nutrients reflecting favorable North American ammonium sulfate supply and demand conditions.

Sales decreased in the nine months ended September 30, 2025 compared to the prior year period by $26.2 million (approximately 2%) due to decreased volume (approximately 2%) driven by softer demand in nylon end markets partially offset by higher granular ammonium sulfate sales supported by our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program. Pricing was flat, primarily reflecting favorable market-based pricing across our Plant Nutrients and Nylon Solutions product lines offset by lower raw material pass through pricing following a net cost decrease in benzene and propylene.

Costs of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Costs of goods sold	$349,088	$340,885	$1,024,716	$1,046,860
% change compared with prior year period	2.4%		(2.1)%
Gross Margin percentage	6.8%	14.4%	11.8%	11.9%

Costs of goods sold increased in the three months ended September 30, 2025 compared to the prior year period by $8.2 million (approximately 2%) due to (i) increased plant costs (approximately 2%) driven primarily by utility costs and (ii) increased raw material costs (approximately 1%) driven by sulfur and natural gas.

Costs of goods sold decreased in the nine months ended September 30, 2025 compared to the prior year period by $22.1 million (approximately 2%) due to (i) insurance proceeds collected as a result of the PES supplier shutdown (approximately 3%),and (ii) decreased sales volume (approximately 3%), partially offset by (i) increased raw material costs (approximately 2%) driven by sulfur and natural gas and (ii) increased plant costs driven primarily by utility costs (approximately 1%).

Gross margin percentage decreased in the three months ended September 30, 2025 compared to the prior year period (approximately 8%) due primarily to (i) the impact of pricing, net of raw material costs (approximately 3%), (ii) increased plant costs driven primarily by utility costs (approximately 2%), and (iii) lower sales volumes as discussed above (approximately 2%).

Gross margin percentage was approximately flat in the nine months ended September 30, 2025 compared to the prior year period due to insurance proceeds collected as a result of the PES supplier shutdown (approximately 2%), offset by the impact of pricing, net of raw material costs (approximately 2%).

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$27,425	$24,265	$76,250	$72,290
Percentage of Sales	7.3%	6.1%	6.6%	6.1%

Selling, general and administrative expenses increased by $3.2 million in the three months ended September 30, 2025 compared to the prior year period due primarily to legal and professional fees associated with strategic regulatory matters and potential inorganic growth options, and the planned investment to upgrade our enterprise resource planning system.

Selling, general and administrative expenses increased by $4.0 million in the nine months ended September 30, 2025 compared to the prior period due primarily to legal and professional fees associated with strategic regulatory matters and potential inorganic growth options, and the planned investment to upgrade our enterprise resource planning system.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax expense (benefit)	$(909)	$7,479	$4,955	$14,603
Effective tax rate	25.6%	25.1%	8.7%	25.0%

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024 differed from the U.S. federal statutory rate due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits and the foreign-derived intangible income deduction that generally decrease the rate. During the nine months ended September 30, 2025, discrete tax adjustments recorded relating to Internal Revenue Code (IRC) Section 45Q tax credits of $9.7 million and return to provision adjustments related to the filing of the Company's 2024 U.S. federal income tax return of $0.2 million, offset slightly by state tax legislation changes and the vesting of equity compensation, resulted in a net 5% increase and 17% decrease in the estimated annual effective tax rate for the three and nine months ended September 30, 2025, respectively. In 2024, the Company recorded discrete tax adjustments related to the vesting of equity compensation, changes to state tax legislation, and return to provision adjustments related to the filing of the Company's 2023 U.S. federal income tax return which resulted in a net 3.3% and 1.5% increase to the estimated annual effective tax rate for the three and nine months ended September 30, 2024, respectively.

The Company’s effective tax rate for the three months ended September 30, 2025 was marginally higher than the prior year period. The increase was mainly attributed to the effect of return-to-provision adjustments on the tax rate during the three months ended September 30, 2025, relative to the prior year period, partially offset by a reduction in state taxes during the three months ended September 30, 2025 relative to the prior year period.

The Company’s effective tax rate for the nine months ended September 30, 2025 was lower than the prior year period due primarily to the impact of the IRC Section 45Q tax credits recorded in the current year-to-date period compared to the prior year-to-date period.

On July 4, 2025, President Trump signed into law legislation commonly referred to as the One Big Beautiful Bill Act (the "Act"), which includes numerous tax provisions affecting businesses, including the reinstatement of full expensing of domestic research and experimental expenditures, modification of the limitation on business interest and making permanent full expensing for certain business property. These provisions resulted in an approximate $10 million reduction in cash taxes in our financial results for the three and nine months ended September 30, 2025 and we anticipate that it will also reduce our cash taxes in future periods. However, due to the elective applicability of these provisions, we are still evaluating the full impact and timing that these provisions will have on our financial results. We do not currently anticipate that the Act will have a material impact on our effective tax rate.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(2,638)	$22,266	$52,077	$43,797

As a result of the factors described above, Net income (loss) was ($2.6) million and $52.1 million for the three and nine months ended September 30, 2025, respectively, as compared to $22.3 million and $43.8 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(2,638)	$22,266	$52,077	$43,797
Non-cash stock-based compensation	1,632	1,559	5,919	5,963
Non-recurring, unusual or extraordinary expense*	—	—	—	1,200
Non-cash amortization from acquisitions	532	531	1,595	1,595
Strategic advisory and professional fees**	4,000	—	4,000	—
Income tax benefit relating to reconciling items	(1,378)	(367)	(2,287)	(1,594)
Adjusted Net income (non-GAAP)	2,148	23,989	61,304	50,961
Interest expense, net	2,322	2,924	6,119	9,137
Income tax expense - Adjusted	469	7,846	7,242	16,197
Depreciation and amortization - Adjusted	19,795	18,402	57,371	55,602
Adjusted EBITDA (non-GAAP)	$24,734	$53,161	132,036	131,897

Sales	$374,473	$398,187	$1,162,286	$1,188,495

Adjusted EBITDA Margin*** (non-GAAP)	6.6%	13.4%	11.4%	11.1%
* 2024 includes a pre-tax loss of approximately $1.2 million from the reduction of the Company's anticipated receivable related to the gain on the termination fee recorded upon the exit from the Oben Holding Group S.A. alliance during the third quarter of 2023.
** Legal and professional fees associated with strategic regulatory matters and potential inorganic growth options.
*** Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales.

The following is a reconciliation between the non-GAAP financial measures of Adjusted EPS to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(2,638)	$22,266	$52,077	$43,797
Adjusted Net income (non-GAAP)	2,148	23,989	61,304	50,961

Weighted-average number of common shares outstanding - basic	26,927,305	26,790,752	26,887,489	26,836,114
Dilutive effect of equity awards and other stock-based holdings	—	413,962	361,270	373,566
Weighted-average number of common shares outstanding - diluted	26,927,305	27,204,714	27,248,759	27,209,680

EPS - Basic	$(0.10)	$0.83	$1.94	$1.63
EPS - Diluted	$(0.10)	$0.82	$1.91	$1.61
Adjusted EPS - Basic (non-GAAP)	$0.08	$0.90	$2.28	$1.90
Adjusted EPS - Diluted (non-GAAP)	$0.08	$0.88	$2.25	$1.87

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, as utilized in the third quarter of 2025, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2024 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements for the next twelve months and beyond. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

As of the end of the third quarter of 2025, the Company had approximately $23.7 million of cash on hand with approximately $249 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $120 million to $125 million in 2025 compared to $134 million in 2024, reflecting the planned progression of our SUSTAIN growth program, and refined execution timing to address critical enterprise risk mitigation.

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

The Company made no cash contributions to the defined benefit pension plan during the nine months ended September 30, 2025 as there were no funding requirements for the period. Additional contributions may be made in future periods sufficient to satisfy pension funding requirements in those periods or on a discretionary basis.

As of September 30, 2025, the Company has repurchased a total of 6,313,789 shares of common stock life-to-date, including 1,068,333 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $194.1 million at a weighted average market price of $30.74 per share. As of September 30, 2025, approximately $62.0 million remained available for share repurchases under the current authorization approved by the Board on February 17, 2023. During the period October 1, 2025 through October 31, 2025, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

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

As of September 30, 2025, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the 2024 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Dividends paid during 2025 and the dividend announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
11/7/2025	11/18/2025	12/2/2025	$0.16	$4.3
8/1/2025	8/12/2025	8/26/2025	$0.16	$4.3
5/2/2025	5/13/2025	5/27/2025	$0.16	$4.3
2/21/2025	3/10/2025	3/24/2025	$0.16	$4.3

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

Credit Agreement

On October 27, 2021, the Company entered into a Credit Agreement, as amended on June 27, 2023 (the “Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility are subject to customary borrowing conditions.

The Revolving Credit Facility provided for a scheduled maturity date of October 27, 2026. The Credit Agreement permits the Company to utilize up to $40 million of the Revolving Credit Facility for the issuance of letters of credit and up to $40 million for swing line loans. The Company has the option to establish a new class of term loans and/or increase the amount of the Revolving Credit Facility in an aggregate principal amount for all such incremental term loans and increases of the Revolving Credit Facility of up to the sum of (x) $175 million plus (y) an amount such that the Company’s Consolidated First Lien Secured Leverage Ratio (as defined in the Credit Agreement) would not be greater than 2.75 to 1.00, in each case, to the extent that any one or more lenders, whether or not currently party to the Credit Agreement, commits to be a lender for such amount or any portion thereof.

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (ii) 3.75 to 1.00 or less (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at September 30, 2025 and through the date of the filing of this Form 10-Q.

We had a borrowed balance of $195 million under the Revolving Credit Facility at December 31, 2024. We borrowed an incremental net amount of $55 million during the nine months ended September 30, 2025, bringing the balance under the Revolving Credit Facility to $250 million, and available credit for use of approximately $249 million as of September 30, 2025. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

On October 23, 2025, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement, (as further amended by the Amendment, the “Amended Credit Agreement”), among the Company, the guarantors, the lenders party thereto and Truist Bank, as administrative agent.

The Credit Agreement includes a senior secured revolving credit facility with aggregate commitments of $500 million (the “Revolving Credit Commitments”). Pursuant to the Amendment, the Credit Agreement was amended to, among other things: (i) extend the maturity date of revolving credit commitments of participating Revolving Credit Lenders, as defined in the Amended Credit Agreement, in an aggregate principal amount of $452 million to the earlier of (x) October 27, 2027 and (y) the date of the termination in whole of the Revolving Credit Commitments, pursuant to the terms of the Amended Credit Agreement, and (ii) effect certain other conforming changes and modifications consistent with the foregoing. The remaining $48 million of revolving credit commitments under the Credit Agreement that were not extended will continue to mature on the earlier of (x) October 27, 2026 and (y) the date of the termination in whole of the Revolving Credit Commitments, pursuant to the terms of the Amended Credit Agreement.

Cash Flow Summary

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used for):
Operating activities	$59,141	$71,248
Investing activities	(95,002)	(105,426)
Financing activities	39,993	21,708
Net change in cash and cash equivalents	$4,132	$(12,470)

Cash provided by operating activities decreased by $12.1 million for the nine months ended September 30, 2025 versus the prior year period due primarily to (i) the unfavorable cash impact of $17.7 million from Taxes receivable and Income taxes payable combined, driven by the timing of tax receipts and (ii) a $11.6 million unfavorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) with $56.0 million unfavorable cash impact from working capital for the nine months ended September 30, 2025 compared to a $44.4 million unfavorable cash impact in the prior year period. These net unfavorable impacts were partially offset by (i) a favorable impact of $10.8 million from Deferred income taxes and (ii) an $8.3 million increase in Net income.

Cash used for investing activities decreased by $10.4 million for the nine months ended September 30, 2025 versus the prior year period due primarily to the timing of cash payments for capital expenditures and other enterprise programs.

Cash provided by financing activities increased by $18.3 million for the nine months ended September 30, 2025 versus the prior year period due primarily to (i) net borrowings of $55.0 million during the nine months ended September 30, 2025 compared to net borrowings of $45.0 million during the prior year period and (ii) payments for share repurchases of $1.7 million during the nine months ended September 30, 2025 compared to $10.4 million during the prior year period.
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

The following table summarizes ongoing and expansion capital expenditures:

Nine Months Ended September 30, 2025
Capital expenditures in Accounts payable at December 31, 2024	$23,645
Purchases of property, plant and equipment	80,098
Less: Capital expenditures in Accounts payable at September 30, 2025	(14,894)
Cash paid for capital expenditures	$88,849

For 2025, we expect our total capital expenditures to be approximately $120 million to $125 million as discussed above.

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

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the nine-month period ended September 30, 2025 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at September 30, 2025, a 25-basis point fluctuation in interest rates for the nine months ended September 30, 2025 would have resulted in an increase or decrease to our interest expense of approximately $0.6 million.

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

Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2025, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

During the current period, the Company implemented the new enterprise resource planning ("ERP") system which replaced existing operating and financial systems. The new ERP system is designed to provide enhanced transactional processing, reporting, security and management tools. The Company evaluated its control processes and determined that no significant modifications were needed to maintain the effectiveness of its internal controls over financial reporting. The Company will continue to monitor and evaluate its control processes to determine whether any modifications are needed to maintain the effectiveness of its internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Virginia Department of Environmental Quality ("VA DEQ") initiated discussions with the Company regarding certain alleged violations associated with air emissions and water discharges at the Company’s Hopewell facility. The Company entered into an Order by Consent with the VA DEQ in September 2025 in connection with the alleged water discharge violations of the State Water Control Law at the Company’s facility in Hopewell, Virginia, which provided for a civil charge of $55,841. The facility is continuing to assess and discuss the allegations associated with air emissions with the VA DEQ. Although the outcome of the matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended September 30, 2025. During the quarter ended September 30, 2025, no additional shares were purchased under our share repurchase program and 5,690 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2025		—	$—	—	$61,957,898
August 2025		—	—	—	61,957,898
September 2025	(1)	5,690	21.34	—	61,957,898
Total		5,690	$21.34	—
(1) Total number of shares purchased includes 5,690 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period October 1, 2025 through October 31, 2025, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2025)
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 20, 2023).
10.1	Employment Separation Agreement and Release between AdvanSix Inc. and Siddharth Manjeshwar, dated July 9, 2025 †
10.2
Amendment No. 2 to Credit Agreement, dated as of October 23, 2025, among AdvanSix Inc., the guarantors, the lenders signatory thereto and Truist Bank, as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 23, 2025)

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

ADVANSIX INC.

Date: November 7, 2025	By:	/s/ Christopher Gramm
Christopher Gramm
Vice President and Interim Chief Financial Officer