Form 10-K
period 2025-12-31
AdvanSix Inc.
filed 2026-02-20
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $622 million as of June 30, 2025. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the registrant.

There were 26,872,912 shares of common stock outstanding at January 30, 2026.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held June 22, 2026.

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

Description of Business

AdvanSix Inc. is an integrated chemistry company that produces essential materials for diverse end markets. Our value chain of our five U.S.-based manufacturing facilities plays a critical role in global supply chains and enables us to innovate and deliver essential products for our customers across building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives, electronics and other end markets. Guided by our core values of Safety, Integrity, Accountability and Respect, AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients and chemical intermediates. Our key product lines are as follows:

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

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resin, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell manufacturing facility is one of the world’s largest single-site producers of caprolactam as of December 31, 2025.

•Plant Nutrients – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of December 31, 2025. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops. We also manufacture sulfuric acid, ammonia and carbon dioxide as part of our integrated operations at Hopewell and occasionally sell any excess material not consumed internally to customers externally.

•Chemical Intermediates – We manufacture, market and sell a number of chemical intermediate products that are derived from the manufacturing processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of solvents, paints, coatings, adhesives, resins and herbicides. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene ("AMS"), cyclohexanone, oximes, cyclohexanol, and alkyl-amines and specialty amines. Additional end-products for intermediates include automotive components, and water treatment and pharmaceutical intermediates.

Each of these product lines represented the following approximate percentage of total sales:

	Years Ended December 31,
	2025	2024	2023
Nylon	20%	23%	23%
Caprolactam	18%	18%	20%
Plant Nutrients*	37%	30%	31%
Chemical Intermediates*	25%	29%	26%
	100%	100%	100%

* In 2024, the Company transferred certain products between its Chemical Intermediates product line and its Plant Nutrients product line to align more closely with its current sales structure. Historical information was reclassified to reflect these changes for all periods presented in the Consolidated Financial Statements. Total revenue amounts were not impacted for either period.

The following charts illustrate the distribution of our sales by product line and by region, measured by the destination of each sale, for the year ended December 31, 2025:
For information concerning revenues and assets by geographic region, see “Note 3. Revenue” to our Consolidated Financial Statements included in Item 8 of this Form 10-K, which is incorporated herein by reference.

Our manufacturing process is vertically integrated. We use cumene, a chemical compound produced from benzene and propylene, to manufacture phenol, acetone and AMS at our Frankford, Pennsylvania plant. The majority of the phenol we manufacture is further processed at our Hopewell facility through an integrated series of unit operations, which also consume natural gas and sulfur, to primarily produce caprolactam and ammonium sulfate. In 2025, approximately 53% of the caprolactam we produced at our facility in Hopewell, Virginia was shipped to our facility in Chesterfield, Virginia where it was polymerized into Aegis® Nylon 6 resin. Manufacturing for our U.S. Amines portfolio occurs at our two facilities located in Bucks, Alabama and Portsmouth, Virginia. The below chart shows the Company's integrated value chain:

Our integrated manufacturing process, our scale and the quantity and range of our products make us one of the most reliable and efficient manufacturers in our industry. We consistently focus on and invest in improving production yields from our various manufacturing processes to build on our leading global cost advantage. Our logistics infrastructure enables a reliable intra-plant supply chain and consistent and timely delivery to our customers. In addition, we strive to understand the product applications and end markets into which our products are sold, which helps us upgrade the quality, chemical properties and packaging of our products to enable us to attract price premiums and greater demand.

AdvanSix serves approximately 375 customers annually, primarily in the United States, with global capabilities, spanning a wide variety of industries. For the years ended December 31, 2025, 2024 and 2023, we had sales of $1,522 million, $1,518 million and $1,534 million with net income of $49 million, $44 million and $55 million, respectively. For the years ended December 31, 2025, 2024 and 2023, our international sales were $212 million, $213 million and $284 million, respectively.

AdvanSix is a single operating segment and a single reportable segment, operating through five U.S.-based manufacturing sites located in Frankford, Pennsylvania, Hopewell, Chesterfield and Portsmouth, Virginia and Bucks, Alabama. The Company's headquarters is located in Parsippany, New Jersey.

Competitive Strengths

Low-Cost Position Driven by Integrated Manufacturing Footprint, Large Scale, Favorable Geographical Location, and High Utilization Rates. Our vertically integrated manufacturing facilities, scale, access to lower cost raw materials, and high plant utilization rates help us maintain our position as the world's lowest cost producer of caprolactam. First, we are vertically integrated into several key feedstock materials necessary to produce caprolactam, particularly phenol, ammonia and oleum/sulfuric acid, which we believe is a unique advantage in our industry. Our integration allows us to remain flexible, while optimizing sales from our diverse portfolio of products. Second, we operate one of the world’s largest single-site caprolactam and ammonium sulfate production facilities, which is a competitive advantage in our globally fragmented industry. Our scale provides operating and purchasing leverage and the opportunity to achieve stronger business performance than our competitors in several ways. Most fundamentally, it enables us to spread fixed and overhead costs across more pounds of production, thereby enabling us to produce caprolactam at a lower per pound cost than our competitors. Third, the location of our manufacturing operations in the United States affords us access to low-cost natural gas, which is a key raw material needed to manufacture the ammonia used in the production of caprolactam and ammonium sulfate as well as the source of energy for our manufacturing operations. By contrast, a significant number of our competitors are in geographic locations where energy prices are substantially higher. Our footprint also provides access to a number of higher value end markets across our product lines. Finally, our long-term customer relationships and contracts enable us to maintain high plant utilization rates through the cycle, which, along with our size and scale, serves to retain and attract customers who prioritize security of supply.

Diverse Revenue Sources from the Sale of Ammonium Sulfate Fertilizer, Acetone and Other Chemical Intermediates. Due to our specific chemical manufacturing processes, vertical integration and scale, we produce ammonium sulfate fertilizer, acetone and a wide range of other chemical intermediates that enable us to diversify our revenue sources. Most significantly, for every pound of caprolactam produced, we produce approximately four pounds of ammonium sulfate, a fertilizer used by farmers around the world. For many decades, we have employed agronomists to educate growers and retailers in the Americas on the yield value of using ammonium sulfate fertilizer on key crops including corn, wheat, coffee, sugar, cotton and rice. We have been executing a program to educate growers and retailers on the yield benefit of ammonium sulfate fertilizer on soybeans and have generated on-farm research results that support this crop management practice. Traditionally grown as a less resource intensive alternative to corn, we see soybeans as a potential growth area for nitrogen and sulfur fertilizers as researchers continue to better understand the yield increases that growers can realize by fertilizing soybean crops with these two nutrients. We have also diversified and optimized our ammonium sulfate-based offerings to include a spray-grade adjuvant to support crop protection, as well as other specialty fertilizers and products for industrial use. Sales of plant nutrients' products in 2025 were $564 million and represented 37% of our total sales. We are among the most significant suppliers of acetone to a variety of end markets in North America. Sales of acetone in 2025 were approximately $222 million and represented 15% of our total sales. For AdvanSix, acetone is a key product line with a perform and optimize strategy to meet customer needs while driving favorable sales and profitability mix. In addition to ammonium sulfate and acetone, other products from our manufacturing process include high-purity phenol, AMS, cyclohexanone, oximes, cyclohexanol, sulfuric acid, ammonia and carbon dioxide. The diversity of our sales portfolio helps to mitigate, to some extent, the cyclicality in our end markets. We believe we are aligned to several favorable macro trends that are supporting growth across the portfolio including urbanization and aging infrastructure, digital transformation, global food production and resource scarcity, and a shift to green and performance chemicals. In addition, our U.S. Amines portfolio enables further diversification into agrochemical intermediates, water treatment and pharmaceuticals.

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

Technical Know-How, Customer Intimacy and Application Development Capabilities. Intimate knowledge of our customers and end market applications, combined with our technical know-how, enables us to develop differentiated, higher quality products that are often valued higher by customers compared to commodity products. Our technology talent consists of scientists and engineers with degrees in polymer and chemical synthesis, catalysis and chemical engineering, who work on driving unique offerings and developing new products across our diverse portfolio. Our agronomist provides the latest scientific information on the importance of sulfur nutrition for crops and how to optimize the benefits of ammonium sulfate fertilizer to our global customers through a variety of channels including webinars, technical training sessions for retailers and direct grower meetings. We also have a strategic focus around placing our various chemistry platforms into high-value applications. This diversification of end market exposure supports our sales and margin performance in spaces such as electronics, alkyd-based paints and pharmaceutical and other industrial applications.

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

Strong Capital Stewardship. We have developed and are executing against a disciplined framework for capital deployment that balances long-term investment to improve the through-cycle profitability of the business with return of cash to shareholders. We are focused on improving our return on invested capital and remain committed to delivering strong and sustainable total shareholder return over the long-term. Our approach to deploying cash is disciplined with a two-pronged framework of critical funding and discretionary choices to create value. From a critical funding perspective, we have our ongoing base maintenance and health, safety and environmental capital expenditures including our enterprise programs to support long-term operational excellence and risk mitigation. We have and will continue to flex this level of spend, as needed or required, to address critical enterprise risk mitigation, regulatory compliance and sustainability programs. We believe that our dividend, which has grown since its initiation in 2021, serves as a dependable return of cash to our shareholders and fits very well within this framework supported by annual operating cash flow. The timing, declaration, amount and payment of dividends to stockholders, if any, will be within the sole discretion of our Board of Directors ("Board"). All further capital allocation is discretionary where we fund growth and cost saving programs at robust returns, inorganic opportunities and share repurchases. Our high-return growth and cost savings capital project pipeline target improvement in production rate, cost, quality and yield. As an example, we are accelerating profitable growth through our multi-year SUSTAIN program's planned expansion in granular ammonium sulfate production. We continue to pursue a highly-selective acquisition and alliance strategy to supplement our organic sales by broadening our customer base, developing our technology and product portfolios, and enhancing our cash flow profile and margin stability. On an ongoing basis we evaluate options to return cash to shareholders and maintain sufficient capacity under our current share repurchase authorization.

Industry Overview

Nylon Solutions. Nylon is sold globally as a polymer resin that is drawn into fiber for textiles and carpet and into filament for industrial applications; compounded for engineering plastics, including for automotive end-use; and extruded into film for food and industrial packaging applications. While global Nylon 6 production and utilization data reflect aggregate conditions across all regions, market dynamics and value chains have been operating more regionally in recent years. During 2025, approximately 7.7 million metric tons of Nylon 6 resin were produced and consumed globally. Utilization of Nylon 6 production capacity was approximately 56% in 2025, influenced by supply and demand fundamentals and operating rates in China and the rest of Asia, which represents nearly 80% of total Nylon 6 capacity. In contrast, utilization rates in 2025 for caprolactam, the key building block for Nylon 6, were approximately 74% globally and over 80% in the United States reflecting more balanced regional supply and demand conditions. Caprolactam utilization was also above 80% in China, which was comparatively higher than operating rates observed in Europe and the rest of Asia (55%-65% range).

Market growth typically tracks global GDP growth over the long-term but varies by end-use. Generally, prices for Nylon 6 resin and caprolactam reflect supply and demand trends in the marketplace as well as the value of the basic raw materials used in the production of caprolactam, consisting primarily of benzene and, depending on the manufacturing process utilized, natural gas and sulfur. The global prices for nylon resin typically track a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced variation as a result of global changes in supply and demand. Nylon 6 resin prices generally track caprolactam prices, although prices set above the average commodity spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products for current and new customer applications. Our differentiated Nylon 6 products, such as our wire and cable, and co-polymer offerings, are typically valued at a higher level than commodity resin products. We believe that Nylon 6 end market growth will continue to generally track global GDP over the long-term. Carpet is the largest end-use for Nylon 6 in North America and has seen stable to declining demand growth for a number of years reflecting shifts in consumer preferences to hard flooring versus soft and the previous substitution to lower-cost polyester. The housing sector had seen an improving trend in recent years, however, residential construction markets have slowed through 2025 reflecting higher interest rates. While Nylon 6 has a stronger presence in commercial carpet applications, including hospitality, institutional and offices, where the material is preferred for its durability and performance characteristics, growth in both residential and commercial markets has been subdued. A lower interest rate environment, in time, is expected to favorably impact building and construction, however, we expect continued weak demand through 2026. Applications such as engineered plastics and packaging have potential to grow at faster rates given certain macrotrends.

Varying regional dynamics, including competitive intensity and trade flows continue to impact regional pricing. Despite long supply and demand fundamentals, estimated operating rates out of China remain at multi-year highs resulting in continued nylon exports to other regions, namely southeast Asia. In North America, where we primarily participate, demand has been weak, with continued softness in building and construction, food packaging and engineering plastics applications used largely in the automotive industry.

Plant Nutrients. Ammonium sulfate is used as a fertilizer providing the key nutrients of sulfur and nitrogen for major agricultural crops globally such as corn, wheat, coffee, sugar, cotton and rice. Ammonium sulfate fertilizer products are primarily sold in North and South America. As of December 31, 2025, ammonium sulfate fertilizer accounts for approximately 6% of the global market for nitrogen fertilizer and over 40% of the global market for sulfur fertilizer. Global prices for ammonium sulfate are influenced by several factors including the price of urea, which is the most widely used source of nitrogen-based fertilizer in the world. Other global factors driving ammonium sulfate fertilizer demand are general agriculture trends, including the price of crops. Evidence continues to demonstrate that farmers understand the investment trade off in driving better yield while managing their cost structure and profitability. Strong underlying agriculture fundamentals coupled with elevated global energy input costs and tighter nitrogen fertilizer supply and demand dynamics drove significantly higher nutrient values through most of 2021 and 2022. Nitrogen fertilizer pricing declined through 2023 amid lower energy costs and increases in global supply availability, but remained favorable relative to historical levels. Pricing and spreads strengthened in 2024 and margins remained favorable in 2025 despite rising raw material inputs, which we believe is reflective of an increasingly recognized sulfur value proposition and observed growth in demand. Our ammonium sulfate product is positioned with the added value proposition of sulfur nutrition to increase yields of key crops. In addition, due to its nutrient density, the typical ammonium sulfate product delivers pound for pound the most readily available sulfur and nitrogen to crops as compared to other fertilizers. We produce a high-quality granular grade of ammonium sulfate to meet the growing demand of our customers. We expect sulfur nutrition demand to grow 3%-4% per year with potential upside driven by increased adoption of ammonium sulfate on soybeans. In addition, there are significant anti-dumping duties in place in the U.S. against Chinese ammonium sulfate, which are subject to customary sunset review in 2028. We also directly supply packaged ammonium sulfate to customers, primarily in North America, and have diversified and optimized our offerings to include spray-grade adjuvants to support crop protection, as well as other specialty fertilizers and products for industrial use.

Chemical Intermediates. Chemical intermediates are used as key inputs for a variety of end market products including construction materials, paints and coatings, packaging agrochemical, water treatment, pharmaceutical and consumer applications. The primary products are acetone, phenol, AMS, cyclohexanone and a range of alkyl and specialty amines. Acetone and phenol represent approximately 59% and 8%, respectively, of our chemical intermediates sales. Acetone global demand totals approximately 7.6 million metric tons with the U.S. representing approximately 13% of the global market. Major end-uses for acetone are methyl methacrylate, polycarbonate, epoxy resins, ketones and solvents used widely in automotive and construction, as well as agrochemicals. Polycarbonate and epoxy resins are the largest global end-use for phenol, followed by phenolic resins which are used in construction products, such as wood resins. Industry operating rates for phenol and acetone production have fallen in recent years and are estimated to be approximately 70% globally and low to mid 60% in the U.S. with reduced consumer demand and significant additional capacity additions in Asia, particularly China. Prices for acetone are influenced by its own supply and demand dynamics but can also be influenced by the underlying move in propylene input costs. In the U.S., where we primarily sell our acetone, there were elevated levels of acetone imports during 2018 and 2019 given high industry operating rates globally, which pressured regional pricing and spreads. As a result of strong global acetone demand driven by favorable COVID-related acetone derivative drivers (hand sanitizers and acrylic screens) in addition to the implementation of acetone anti-dumping duties, acetone imports into the U.S. declined in recent years, creating more favorable supply and demand conditions for the product and improved pricing. Industry-realized acetone prices over refinery grade propylene costs generally remain healthy and continued balanced to tight global supply and demand as lower global phenol operating rates continue to persist. Looking forward, further reductions in interest rates would likely support phenol demand in building and construction applications for both renovation and new builds. Demand across the rest of the Chemical Intermediates portfolio is mixed overall though these products do represent platforms serving high-value applications in support of longer-term growth and profitability.

Competition

Competition across our product offerings is based on a variety of factors including price, reliability of supply, quality, product innovation, breadth of product line, R&D efforts and technical and managerial capability. While the competitive position of our individual products varies, we believe we are a significant competitor in each major product class. For Nylon Solutions, we compete with integrated manufacturers such as BASF Corporation, UBE Corporation, DOMO Chemicals GmbH, Envalior, Highsun Group Holdings Ltd., and Sinopec Limited. For Plant Nutrients, like Nylon, we compete with caprolactam/ammonium sulfate co-product manufacturers and direct ammonium sulfate producers such as Pasadena Commodities International and Nutrien Ltd. For Chemical Intermediates, we compete with stand-alone phenol and acetone producers, such as INEOS Phenol and Altivia, and, with respect to our amines product line, our key alkyl amines U.S.-based competitor is Eastman Chemical Company.

Product Overview

Nylon and Caprolactam

We manufacture our Nylon 6 resin in our Chesterfield plant. We sell our Nylon 6 resin globally, primarily under the Aegis® brand name. In 2025, our Nylon products generated $310 million of sales. In 2025, 2024 and 2023, Nylon sales were 20%, 23% and 23% of our total sales, respectively.

We produce caprolactam, the key monomer used in the production of Nylon 6 resin, at our Hopewell plant using phenol produced at our Frankford plant and sulfur and natural gas obtained from third-party suppliers. In 2025, caprolactam generated $271 million of sales. In 2025, 2024 and 2023, caprolactam sales were 18%, 18% and 20% of our total sales, respectively.

Plant Nutrients

Ammonium sulfate fertilizer is produced simultaneously with caprolactam as part of our integrated manufacturing process at our Hopewell plant. We manufacture this product in a ratio of approximately four pounds of ammonium sulfate to one pound of caprolactam. Our co-product competitors typically produce approximately two pounds or less of ammonium sulfate for each pound of caprolactam. We are targeting converting approximately 75% of the ammonium sulfate we produce into higher-value granular form by year end 2026 in connection with our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program. We also manufacture and sell ammonia, sulfuric acid and carbon dioxide as part of our integrated operations at Hopewell. We sell ammonium sulfate under the brand name Sulf-N®, and in 2025, our Plant Nutrients products generated $564 million of sales. In 2025, 2024 and 2023, Plant Nutrient sales were 37%, 30% and 31% of our total sales, respectively.

Chemical Intermediates

We manufacture, market and sell chemical intermediates to a range of customers for use in many different types of end-products. In 2025, chemical intermediates generated $377 million of sales, of which $281 million, or 75%, came from sales of acetone, phenol and cyclohexanone, and $96 million, or 25%, came from sales of our other chemical intermediates. In 2025, 2024 and 2023, sales of chemical intermediates were 25%, 29% and 26% of our total sales, respectively.

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

Through our U.S. Amines sites, we also produce and sell alkyl-amines and specialty amines which are used in agrochemical intermediates, water treatment and pharmaceutical applications.

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

Historically, we have been able to renew contracts with our suppliers and obtain sufficient quantities of cumene, sulfur, natural gas and any other key raw materials. Global supply and demand can significantly impact the price of our key raw materials, and historically prices have been cyclical. Prices for our key raw materials are typically on a monthly settlement basis for benzene, propylene and natural gas, or on a quarterly settlement basis for sulfur. We mitigate our exposure to commodity price risk primarily through the use of medium- and long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers which structurally pass through increases or decreases in raw material costs. While formula or index-based pricing agreements are more common for benzene and propylene across our Nylon Solutions and Chemical Intermediates portfolio, a portion of our natural gas and sulfur exposure is also structurally passed through in certain customer agreements. Sales in our Plant Nutrients business line are priced on a freely negotiated basis.

Sales, Marketing and Distribution

We have a sales force with global reach, long-standing customer relationships and deep expertise with our products, product applications and end markets. In Nylon and Chemical Intermediates we predominantly sell directly to our customers, primarily under contracts but also through spot transactions under purchase orders and through distributors. In Plant Nutrients, the majority of sales, while to long standing customers, are freely-negotiated transactions under purchase orders.

Our products are supported by our global logistics capability that we employ to ensure reliable and timely delivery to our customers while maximizing distribution resources and efficiency.

Customers

AdvanSix serves approximately 375 customers annually, primarily in the United States, with global capabilities, spanning a wide variety of industries. In 2025, the Company's 10 largest customers accounted for approximately 40% of total sales. Our largest customer is Shaw Industries Group Inc. ("Shaw"), one of the world's largest consumers of caprolactam and Nylon 6 resin. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. Sales to Shaw were 10% of our total sales for the years ended December 31, 2025 and 2024, and 11% for the year ended December 31, 2023. We typically sell to our other customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover.

Seasonality

Our ammonium sulfate fertilizer product line experiences quarterly sales seasonality reflecting both geographical and product sales mix considerations based on the timing and length of the growing seasons in North and South America. The North American fertilizer season typically runs from July, when the value chain begins restocking fertilizer, through June of the following year, when most application for the year’s planting is completed. The new season fill begins in the third quarter and proceeds sequentially into the following spring, which is the peak period for crop fertilizer application. As a result of this pattern, North American ammonium sulfate demand and pricing, particularly for our higher-value granular product, are typically strongest in the first half of the year through application for the spring crop and then decline in the second half of the year. Ammonium sulfate industry prices in the corn belt have declined approximately 12% from the second quarter to the third quarter, on average, since 2016. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build higher inventory balances because our production is continuous throughout the year and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

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

We benefit from numerous patents and trademarks that we own. We sell our Nylon 6 resin under the Aegis® brand name and our ammonium sulfate fertilizer under the Sulf-N® brand name. Certain of our chemical intermediates are sold under the brand names of Nadone®, Naxol® and EZ-Blox®. We also benefit from technology protected by trade secrets, know-hows and other proprietary measures particularly on aspects pertaining to product formulations, processes and technologies. At the present time, we do not consider any individual patent, trademark or licensing or distribution rights related to a specific process or product to be of material importance in relation to our overall business. In our judgment, our intellectual property rights are adequate for the conduct of our business and for sustained competitive advantages. We intend to continue taking steps as necessary to protect our intellectual property, including when appropriate, filing patent applications for inventions that are deemed important to our business, defending our patent rights, and enforcing our exclusivity positions worldwide.

We conduct R&D at our technology center with researchers at our manufacturing site in Chesterfield, Virginia, although certain of our manufacturing technology-specific R&D activities are conducted on site where manufacturing takes place.

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

Among other environmental laws and regulations, we are subject to the Comprehensive Environmental Response, Compensation and Liability Act; the Resource Conservation and Recovery Act and similar state, foreign and global laws for management and remediation of hazardous materials; the Clean Air Act and the Clean Water Act, for protection of air and water resources; the Toxic Substance Control Act, for regulation of chemicals in commerce and reporting of potential known adverse effects. There are also numerous other federal, state, local and foreign laws and regulations governing materials transport and packaging, under which we may be designated as a potentially responsible party liable for cleanup costs associated with current operating sites and various hazardous waste sites.

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

Our Frankford and Hopewell facilities are regulated facilities under the Maritime Transportation Security Act of 2002 due to the nature of our operations and the proximity of the facilities to adjacent waterways. As a result, we are required to comply with numerous regulations administered by the Department of Homeland Security, including the development and implementation of compliant security procedures and protocols. Additionally, sales of certain of our products, such as acetone and amines, may implicate List II or other considerations under the Drug Enforcement Act. Such classifications subject us to further compliance audits by the relevant federal and state agencies and place ongoing restrictions on our sales activities.

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

Employees

As of December 31, 2025, the Company employed approximately 1,410 people. Of this total, approximately 560 are salaried employees and approximately 850 are hourly employees. Approximately 720 employees are covered under collective bargaining agreements that expire between 2028 and 2029. The Company strives to maintain positive and productive relationships with all of its employees, including the unions representing those employees.

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

As an organization, we maintain a relentless focus on continuous improvement and our vision is zero injuries for employees and contractors. Our CARE program — Courage to Act, Respond and Engage — was launched in 2019 and inspires us to Live Safety in all we do. We use the industry standard Total Case Incident Rate ("TCIR") to measure our ongoing safety performance and compare with benchmarks. TCIR is defined as the number of occupational injuries and illnesses per 100 employees. Our TCIR was 1.48 in 2025, 1.16 in 2024 and 0.97 in 2023.

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

We created a program in 2022 for inclusive leadership, ensuring our leaders understand and have the tools to create an inclusive environment where all can thrive. Our third inclusive leadership cohort kicked off a full year of experiential learning commencing in 2024 and concluding in 2025.

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

At a national level, AdvanSix continues its participation as a patron level supporter of the American Institute of Chemical Engineers’ ("AIChE") “Doing a World of Good” initiative that actively supports five high priority pillars within the chemical engineering field that align closely with sustainability and environmental, social and governance focus including engagement and inclusion. In addition, AdvanSix supports the Future of STEM Scholars Initiative ("FOSSI"), a national, industry-wide program which provides scholarships to students pursuing STEM degrees at Historically Black Colleges and Universities ("HBCUs") and connections to internships, leadership development and mentoring opportunities. In 2025, we offered summer internships to our FOSSI scholars and two of our FOSSI graduates joined AdvanSix as full-time employees.

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

Information about our Executive Officers

The executive officers of AdvanSix, listed as follows, are appointed annually by the Board.

There are no family relationships among them or our Board members.

Name, Age	Position	Business Experience
Erin N. Kane, 48	President and Chief Executive Officer and Director
Ms. Kane has served as our President and Chief Executive Officer and as a Director since the spin-off in 2016. Prior to being named to her current role, Ms. Kane served as vice president and general manager of Honeywell Resins and Chemicals since October 2014. She joined Honeywell in 2002 as a Six Sigma Blackbelt of Honeywell’s Specialty Materials business. In 2004, she was named product marketing manager of Honeywell’s Specialty Additives business. From 2006 until 2008, Ms. Kane served as global marketing manager of Honeywell’s Authentication Technologies business, and in 2008 she was named global marketing manager of Honeywell’s Resins and Chemicals business. In 2011, she was named business director of chemical intermediates of Honeywell’s Resins and Chemicals business. Prior to joining Honeywell, Ms. Kane held Six Sigma and process engineering positions at Elementis Specialties and Kvaerner Process. Ms. Kane serves on the Boards of Directors of AdvanSix Inc., the Chemours Company, and the American Chemistry Council. She served on the Board of Directors of the AIChE from 2019 through 2021.

Christopher Gramm, 56	Vice President and Interim Chief Financial Officer
Mr. Gramm has served as our Vice President and Interim Chief Financial Officer since July 2025. Prior to being named to his current role, Mr. Gramm served as the vice president, financial planning and analysis of AdvanSix since March 2025 and as vice president, controller and principal accounting officer of AdvanSix from the spin-off in 2016 through March 2025. Before joining AdvanSix, Mr. Gramm served in various roles of increasing responsibility at Honeywell. He joined Honeywell in 1997 as a senior staff accountant. From 1997 to March 2011, Mr. Gramm held several positions at Honeywell, including controller and chief financial officer of various divisions focused on areas including specialty materials and resins and chemicals. Beginning in March 2011, he was vice president and controller of the aerospace division at Honeywell. Additionally, from August 2014 to November 2015, Mr. Gramm served as vice president of finance for the integrated supply chain of the aerospace division at Honeywell. Before joining Honeywell, Mr. Gramm was a manager at Corning Life Sciences.

Achilles B. Kintiroglou, 47	Senior Vice President, General Counsel and Corporate Secretary
Mr. Kintiroglou has served as our Senior Vice President, General Counsel and Corporate Secretary since 2020. Prior to being named to his current role, Mr. Kintiroglou served as the deputy general counsel of AdvanSix since the spin-off in 2016. Before joining AdvanSix, he was a corporate and securities partner at Day Pitney LLP and a corporate and finance associate at Pillsbury Winthrop Shaw Pittman LLP and Pitney Hardin LLP.

Kelly J. Slieter, 51	Senior Vice President and Chief Human Resources Officer
Ms. Slieter has served as our Senior Vice President and Chief Human Resources Officer since 2020. Prior to being named to her current role, Ms. Slieter served as vice president of human resources of Honeywell International Inc. since 2018. She joined Honeywell in 1997 as an intern and subsequently served in various human resources roles through 2003, including as M&A integration leader and as HR manager for multiple business units. From 2003 to 2004, she served as human resources manager at Bristol-Myers Squibb Company. From 2004 to 2005, she served as organization development manager for Tyco International. Ms. Slieter rejoined Honeywell in 2005 and served in roles with increasing responsibility through 2015, including, director of HR functional excellence, corporate; director of organization development & learning for the Automation & Control Solutions business; director of human resources for Honeywell Building Solutions; and senior director, human resources corporate. From 2015 through 2018, she served as vice president, human resources of the Honeywell UOP business.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.AdvanSix.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2026 Annual Meeting of Stockholders, which will also be available free of charge on our website. Information contained on, or that may be accessed through, our website does not and will not constitute part of this Form 10-K. Our filings with the SEC are also available on the SEC website at www.sec.gov.

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

Risk Factors

Our business could be affected by various risks, many of which are beyond our control. We believe the following identifies the principal risks that could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.

Risks Relating to Our Business

The industries in which we operate experience cyclicality which can cause significant fluctuations in our cash flows and may adversely affect our business, financial condition and results of operations.

Our historical operating results reflect the cyclical nature of the industries in which we operate including with respect to our Nylon 6 resin, caprolactam, ammonium sulfate fertilizer, phenol and acetone products. We experience cycles of fluctuating supply and demand for each of our products resulting in changes in selling prices and margins. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, by emphasizing higher margin products and by seeking to control transportation, selling and administration expense, there can be no assurance that these efforts will be sufficient to offset, in whole or in part, the effect of possible decreases in pricing on our operating results. Additionally, as a result of potential cyclicality, there can be no assurance that pricing or profitability in the future will be comparable to any historical period, including the most recent period shown in our operating results. Changes in industry and customer trends for our products could adversely affect our business, financial condition and results of operations.

Difficult and volatile conditions in the overall economy, particularly in the United States but also globally, and in the capital, credit and commodities markets could adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected by domestic and global economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. Adverse economic events, including inflation and potential recessionary pressures, interest rate volatility, supply chain issues, labor market shortages, trade conflicts including export and import restrictions, tariffs and other trade barriers, any economic volatility or uncertainty resulting from new or proposed regulatory, trade or other governmental policies, pandemics and any resurgences thereof, the threat of war and geopolitical concerns and uncertainties, including as a result of the conflict between Russia and Ukraine, conflicts and hostilities in Israel, Gaza, Iran and Venezuela, as well as any related instability in the surrounding regions and possible expansion of such conflicts, sovereign debt and economic crises, domestic or international terrorism, and protectionism could have a negative impact on the health of the global economy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions or on the stability of global financial markets which may affect us and our customers. For example:

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

•Market conditions, including those arising from any current or proposed regulatory, tariff, trade or other policies of the U.S. government could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could cause decreases in demand for our products, decreased product prices and lower volumes and margins, potentially resulting in decreased sales and earnings;

•Under difficult market conditions, there can be no assurance that access to credit or the capital markets would be available to us or sufficient, and as such, we may not be able to successfully refinance our existing credit facility or obtain additional financing on reasonable terms, or at all; and

•Market conditions and credit availability could adversely affect the financial situation of raw material suppliers and their ability to deliver key materials, thus impacting our ability to run our production facilities at the intended rates.

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

We seek to run our complex production facilities on a nearly continuous basis for maximum efficiency and we rely on the integrity of our logistics operations for the uninterrupted operations of our business. While we have made significant annual capital improvements at our manufacturing plants and utilize maintenance excellence and mechanical integrity programs, operational issues have occurred for us in the past and may occur in the future, which could cause damage to our manufacturing and production equipment and ancillary facilities as well as unplanned downtime.

As a result of the scale and quantity and range of our product offerings, as well as the significant level of integration across our manufacturing facilities, we are exposed to increased risk associated with unplanned downtime or material disruptions at any one of our production facilities, which have occurred in the past and which may occur in the future, and which adversely impact our supply chain and our manufacturing process. At the time of any unplanned interruption at our production facilities, we may not have enough intermediate chemical inventory at any given time to offset production losses. Our business interruption insurance coverage may not cover all costs or losses associated with unplanned downtime, or such insurance may not continue to be available in amounts or on terms acceptable to us, or at all. Moreover, taking our production facilities offline for regularly scheduled repairs can be an expensive and time-consuming operation and carry the risk that discoverable items and delays during the repair process may cause additional unplanned downtime. Any such unplanned downtime or interruptions in our production capabilities at any of our production facilities may adversely affect our production costs, product lead times, our ability to supply our customers on a timely basis, potential loss of customers, and our earnings during the affected period, which in turn would adversely impact our business, financial condition and results of operations.

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

Our business depends on significant customers, many of whom have been doing business with us for decades. The loss of one or several significant customers may have an adverse effect on our business, financial condition and results of operations. In 2025, our 10 largest customers accounted for approximately 40% of our total sales across all product lines. Our largest customer is Shaw, one of the world’s largest consumers of Nylon 6 resin and caprolactam. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. We typically sell to other customers under master services agreements, with primarily one-year terms, or by purchase orders. If our sales to any of our significant customers were to decline, we may not be able to find other customers to purchase the excess supply of our products. The loss of one or several of our significant customers, or a significant reduction in purchase volume by any of them, or significant unfavorable changes to pricing or other terms in contracts with any of them, could have an adverse effect on our business, financial condition and results of operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest customers were to become bankrupt or insolvent, or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have an adverse effect on our business, financial condition and results of operations.

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

We face risks arising from various unasserted and asserted litigation matters, including, but not limited to, product liability and claims for third-party property damage or personal injury stemming from alleged environmental or other torts or otherwise. We have noted a nationwide trend in, and could be the subject of, purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental or other torts without claiming present personal injuries. We also have noted a trend in, and could be the subject of, public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public.

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

Due to concerns related to terrorism, we are subject to various security laws including Maritime Transportation Security Act of 2002 (“MTSA”) regulations. Our Frankford and Hopewell facilities are regulated facilities under MTSA regulations due to the nature of our operations and the proximity of the facilities to adjacent waterways. Federal, state, local and foreign governments could implement new, or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers or other chemicals. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower sales and reduced profit margins. It is possible that federal, state, local and foreign governments could impose additional limitations on the use, sale or distribution of chemicals we produce and sell, thereby limiting our ability to manufacture or sell those products, or that illicit use of our products could result in potential exposure for us. The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to negatively affect the economy in general, and the markets for our products in particular. The resulting damage from any attack on our assets could include loss of life and significant property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

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

Approximately 720 of our employees are covered under collective bargaining agreements that expire between 2028 and 2029, which represents approximately 51% of our employee base as of December 31, 2025. From time to time, we engage in negotiations to renew collective bargaining agreements as those contracts are scheduled to expire. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. We may experience work stoppages, which could negatively impact our ability to manufacture our products on a timely basis and, ultimately, our business, financial condition and results of operations.

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

We are subject to risks associated with the potential use of AI in our operations and by third-party providers that we may engage with.

Recent technological advances in AI come with significant risks related to its use across many industries and end markets, as well as an evolving regulatory landscape. We may be exposed to such risks in cases where we utilize AI in connection with certain business activities now or in the future, in cases where Company personnel use AI for our business or at Company locations, or in cases where our third-party partners use AI in their business activities, which we may not be in a position to control. The use of AI by us, our employees or any of our third-party providers may result in unauthorized disclosure of personal data, proprietary information and trade secrets, commercially sensitive or confidential information of the Company, our employees or our partners. Such unauthorized disclosures or uses of information can result, among other things, in reputational harm, loss of confidence by our customers or employees, penalties, litigation costs, or legal liability.

Our industry is increasingly adopting AI technologies to optimize efficiency, enhance the customer experience, manage and mitigate risk, and support decision-making. Competitors that deploy AI more quickly or at greater scale may be able to operate more efficiently, more effectively support customer needs, proactively mitigate risk, or offer new products and services.

If we do not adequately manage the risks described above relating to AI, we could experience reputational harm, ethical challenges, legal liability, regulatory findings or enforcement, losses, fines, and other adverse impacts on our business, operations and financial results. Also, if we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the outputs of such AI tools, we may incur liability through the violation of applicable privacy laws and regulations, or claims of infringement or breach of contract by third parties.

We may be required to make significant cash contributions to our defined benefit pension plan.

We sponsor a defined benefit pension plan under which certain eligible AdvanSix employees who were employed by Honeywell prior to the spin-off earn pension benefits as if they remained employed by Honeywell. Significant changes in actual investment return on pension assets, discount rates, retirement rates and other factors could require unplanned cash pension contributions in future periods. Changes in discount rates and actual asset returns different from our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We made no pension contributions during 2025, but may make pension contributions in future periods to satisfy funding requirements.

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

Public focus on climate change, sustainability, and environmental issues has also led to government regulation and may cause certain of our key stakeholders to require that we meet certain standards, including customers or suppliers who may impose environmental standards on us as a part of doing business with them, all of which could increase the costs incurred by our customers to use our products and otherwise limit the use of these products, which could lead to decreased demand for these products. We may also incur additional expense as a result of domestic and international regulations requiring disclosures regarding GHG emissions and/or broader environmental, social and governance matters, related performance indicators and other factors. We have expanded our reporting and investments associated with environmental, social and governance matters and have announced goals regarding our sustainability and corporate social responsibility performance. Our statements and goals for such matters represent our current plans but are not guarantees that we will be able to achieve such goals which may be adversely impacted by available technology, evolving regulatory requirements, availability of suppliers, and capital requirements.

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

There can be no assurance that, in the future, any governmental or international trade body will not institute trade policies or remedies that are adverse to exports from the United States, and we have faced and may continue to face uncertainty with regard to U.S. government trade policy. In 2025, the U.S. imposed tariffs on certain U.S. imports, and China and other countries responded with retaliatory tariffs on certain U.S. exports. Any further changes in international trade policies, practices or trade remedies, especially those instituted in our target markets or markets where our major customers are located, such as the United States-Mexico-Canada Agreement which became effective in July 2020, could potentially increase the price of our products relative to our competitors or decrease our customers’ demand for our products, which in turn may adversely affect our business, financial condition and results of operations. The ultimate impact of changing trade policies on our business will depend on various factors, including the magnitude, duration and nature of tariffs. While we actively monitor these developments, we may not be able to fully mitigate the adverse impact of potential tariff initiatives or other trade-related disruptions.

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
•Our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing or refinance our existing credit facility, as needed;
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

Cybersecurity risk is closely monitored by our executive leadership with governance and oversight by the Audit Committee of the Board, whose oversight is expressly noted in its chartered responsibilities along with broader enterprise risk management. A cybersecurity team, led by the General Counsel, the Chief Digital and Information Officer (“CDIO”) and the Chief Information Security Officer (“CISO”), is responsible for the management, implementation and operation of the cybersecurity program, alongside qualified internal and external security and IT subject matter experts.

Our CDIO leads the Company’s digital transformation and technology team and brings 20 years of experience to the role. He joined AdvanSix as Vice President and CDIO in August 2025, and prior to that time, he held various leadership positions in the energy and manufacturing sector, including GE, Baker Hughes, TechnipFMC and Civitas Resources. He earned a Bachelor’s and Master's degree in Computer Science and Engineering and is a graduate of Texas Tech University.

Our CISO leads the Company’s core enterprise services team, including cybersecurity, and brings over 20 years of experience in the areas of technology governance, risk and compliance management, information security and cybersecurity, risk assessments, secure-Software Development Life Cycle (SDLC), security architecting, cloud security design and operations, threat and vulnerability management, Security Information and Event Management (SIEM)/Security Operation Center (SOC), and incident response management. He joined AdvanSix in December 2018 as our Cybersecurity Leader, and prior to that time, he worked as VP and Information Security Officer at MUFG, managing the overall risk management program, design and implementation. Prior to that role, our CISO served as a cybersecurity and privacy manager with PricewaterhouseCoopers, as a technology manager – IT security and infrastructure with Suez Environment North America, and as an IT auditor for Pentair. Our CISO has a Master's Degree in Computer Science from New Jersey Institute of Technology and a Bachelor’s Degree in Mechanical Engineering from University of Madras. In order to stay current with best practices, our CISO regularly completes cybersecurity certification courses and attends industry conferences.

Our General Counsel brings over 20 years of experience managing and assessing enterprise risks through both his tenure at the Company since 2016, which has included the assessment of risks arising from cybersecurity threats, and his prior experience as outside counsel to publicly traded companies.

We track the effectiveness of our cybersecurity program using key performance and risk metrics through daily surveillance with dashboard updates provided by the CISO to the General Counsel and the CDIO supplemented by regular updates to the senior leadership team, which includes the Chief Executive Officer and the Chief Financial Officer. In addition, the CISO provides cybersecurity updates to the Audit Committee and the full Board. Informational report-outs, with risk metrics and dashboard updates, are provided to the Audit Committee on at least a quarterly basis. At least annually, the full Board is provided an update which includes a review of governance oversight, cybersecurity controls, implemented improvements and mitigations, vulnerability risks, third-party vendors utilized, and status of key initiatives.

AdvanSix’s cybersecurity program is based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework and zero-trust principles, and consists of technical, administrative and operational controls working together as an integrated solution. AdvanSix engaged the services of a best-in-class third party cybersecurity firm to conduct an independent comprehensive maturity assessment of our cyber security program across critical areas which align with the NIST Cybersecurity Framework. As a result of the assessment, best practice recommendations were incorporated into the cybersecurity program to improve our cybersecurity posture and program maturity. We regularly monitor the qualitative and quantitative performance of the program and other risk metrics. Key risks are identified, and appropriate mitigations are implemented through a combination of people, process, and technology solutions that are continuously evolving to address a dynamic and increasingly sophisticated threat environment. Based on this framework, we have developed and implemented a comprehensive set of cybersecurity policies and procedures to address the key cybersecurity risks faced by AdvanSix. We continue to assess evolving threats and update our policies and procedures appropriately.

Our cybersecurity program is designed to protect information technology networks and assets using the zero-trust principles, latest technologies that leverage artificial intelligence, machine learning and automation. Our security architecture uses a “defense-in-depth approach,” with controls implemented at user, email, endpoint, cloud, access, and network levels. In addition, training our employees is a critical element of our cybersecurity program. Our comprehensive security awareness and training program covers 100% of our employees on protective measures regarding information security, data privacy, cyber-attacks and recognizing phishing attempts. This program includes regular communication, interactive trainings, and simulated phishing assessments and is designed to reinforce risk awareness and address the latest and most relevant risks. We have implemented robust controls and procedures to ensure trainings are completed in a timely manner and to track our cybersecurity performance metrics.

We seek to identify and address cybersecurity threats and risks that can arise from our use of third parties, including those that comprise our information systems, supply chain operations or who have access to certain data. We utilize supplier risk management practices, including enhanced due diligence assessments, that seek to identify cybersecurity risks associated with our use of third-party providers and the scope and nature of their work with us. These risks are assessed and prioritized based on, among other things, supplier assessments, threat intelligence, and industry practices. We consider these risks at the time of supplier onboarding and endeavor to assess changes in risk throughout the lifecycle of our relationship with suppliers.

Our environment is monitored continuously for security events by our security operations center, which detects, alerts, and responds to any potential security incidents on 24/7 basis. Escalations of potential incidents or notable risks are escalated by the cybersecurity team and the CISO to the General Counsel and the CDIO. If appropriate, the status of such potential incidents or notable risks will be further escalated to the Chief Executive Officer, the Chief Financial Officer and the Board. As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company.

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

In summary, the Company’s approach to cybersecurity is intended to assess, identify, and manage risks from cybersecurity threats, implement mitigations and controls consistent with the NIST Cybersecurity Framework and zero-trust approach, and support safe, stable and sustainable operations, while protecting our intellectual property, confidential information, privacy data, operations, and infrastructure.

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

Additionally, the Virginia Department of Environmental Quality ("VA DEQ") initiated discussions with the Company regarding certain alleged violations associated with air emissions and water discharges at the Company’s Hopewell facility. The Company entered into an Order by Consent with the VA DEQ in September 2025 in connection with the alleged water discharge violations of the State Water Control Law at the Company’s facility in Hopewell, Virginia, which provided for a civil charge of $55,841. The facility is continuing to assess and discuss the allegations associated with air emissions with the VA DEQ. Although the outcome of the matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ASIX.” On January 30, 2026, there were 14,309 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $15.84 per share.

As of January 30, 2026, 26,872,912 shares of our common stock and 0 shares of our preferred stock were outstanding.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended December 31, 2025. During the quarter ended December 31, 2025, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 2025	—	$—	—	$61,957,898
November 2025	—	—	—	61,957,898
December 2025	—	—	—	$61,957,898
Total	—	$—	—

As of December 31, 2025, the Company had repurchased a total of 6,313,789 shares of common stock, including 1,068,333 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $194.1 million at a weighted-average market price of $30.74 per share.

During the period January 1, 2026 through January 30, 2026, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

Dividends

The Company commenced the declaration of dividends on September 28, 2021 and has declared and paid dividends on a quarterly basis.

The Company increased its quarterly dividend by 10% ($0.145 to $0.160) during the third quarter of 2023.

Dividends paid during 2025 and the dividend announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
2/20/2026	3/9/2026	3/23/2026	$0.16	$4.3
11/7/2025	11/18/2025	12/2/2025	$0.16	$4.3
8/1/2025	8/12/2025	8/26/2025	$0.16	$4.3
5/2/2025	5/13/2025	5/27/2025	$0.16	$4.3
2/21/2025	3/10/2025	3/24/2025	$0.16	$4.3

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

The Company paid dividends of approximately $17.2 million, $17.1 million and $16.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock to the total returns on the Standard & Poor’s ("S&P") Small Cap 600 Stock Index and the S&P Small Cap 600 Materials Index. The changes for the periods shown in the graph assume that $100 had been invested in AdvanSix stock and each index on December 31, 2020, and that all dividends, if any, were reinvested. The share price performance in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

250
200
150
100
50
0
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
AdvanSix Inc.
S&P Small Cap 600
S&P Small Cap 600 Materials

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
AdvanSix Inc.	100	237	193	155	151	95
S&P Small Cap 600	100	127	106	123	134	142
S&P Small Cap 600 Materials	100	118	111	133	135	154

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data or unless otherwise noted)

The following section, referred to as the "MD&A" presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in this Form 10-K. This section of this Form 10-K generally discusses our financial condition and results of operations as of and for the years ended December 31, 2025 and 2024 and year-to-year comparisons between 2025 and 2024. Discussions of our financial condition and results of operations as of and for the year ended December 31, 2023 and year-to-year comparisons between

2024 and 2023 that are not included in this Form 10-K can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025.

Business Overview

AdvanSix Inc. is an integrated chemistry company that produces essential materials for our customers across diverse end markets. Our value chain of our five U.S.-based manufacturing facilities plays a critical role in global supply chains and enables us to innovate and deliver essential products for our customers across building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives, electronics and other end markets. AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients and chemical intermediates, guided by our core values of Safety, Integrity, Accountability and Respect. Our four key product lines are Nylon, Caprolactam, Ammonium Sulfate and Chemical Intermediates.

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

Recent Developments

Frankford, PA Collective Bargaining Agreement

On November 12, 2025, the Company’s Frankford bargaining unit, represented by the United Steelworkers Local No. 10-667, ratified a new four-year labor agreement. The ratified labor agreement affected approximately 100 workers at the Company’s manufacturing facility in Frankford, Pennsylvania.

Amendment to Credit Agreement

On October 23, 2025, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement (as defined below). See “Liquidity and Capital Resources - Credit Agreement” for a discussion regarding the Amendment.

Succession of Chief Financial Officer

Effective as of July 9, 2025, the Board appointed Christopher Gramm as Interim Chief Financial Officer.

Anti-Dumping Duty Petition - Acetone

On November 4, 2024, the U.S. Department of Commerce ("Commerce") initiated the first five-year review of the anti-dumping orders on imports of acetone from Belgium, Singapore, South Africa, South Korea, and Spain. On November 1, 2024, the U.S. International Trade Commission ("ITC") issued its notice of initiation of its five-year review of the orders. The anti-dumping orders and applicable duties will continue for another five-year period if Commerce finds that revocation of the orders is likely to lead to continuation or recurrence of dumping and if the ITC finds that revocation is likely to lead to continuation or recurrence of material injury to the U.S. domestic industry. On December 26, 2024, Commerce notified the ITC that it would conduct an expedited review and issue its results no later than March 4, 2025. On February 4, 2025, the ITC voted to conduct a full review and is expected to issue its results in the fourth quarter of 2025. On March 7, 2025, Commerce determined that revocation of the anti-dumping orders would likely lead to continuation of recurrence of dumping. In January 2026, the ITC made affirmative determinations that revocation of the orders would likely lead to continuation or recurrence of material inquiry. As a result of the Commerce and ITC's determinations, the orders will be extended for another five years.

Philadelphia Energy Solutions’ Shut Down

The Company previously reported a business impact associated with the June 2019 fire that shut down the Philadelphia Energy Solutions (“PES”) refinery in Philadelphia, Pennsylvania. PES was one of multiple suppliers to the Company of cumene, a feedstock material used to produce phenol, acetone and other chemical intermediates. The Company was actively pursuing a business interruption claim over several years, with a final omnibus settlement in January 2025 which resulted in insurance settlement proceeds of approximately $26 million in the first quarter of 2025. The total aggregate insurance proceeds since the original claim submission are approximately $39 million.

Consolidated Results of Operations for the Years Ended December 31, 2025, 2024 and 2023
(Dollars in thousands)

Sales

	2025	2024	2023
Sales	$1,522,233	$1,517,557	$1,533,599
% change compared with prior period	0.3%	(1.0)%	(21.2)%

The change in sales is attributable to the following:

	2025 versus 2024	2024 versus 2023
Volume	0.8%	(1.9)%
Price	(0.5)%	0.9%
	0.3%	(1.0)%

2025 compared with 2024

Sales were essentially flat in 2025 compared to 2024 due to increased volume (approximately 1%) primarily driven by higher granular ammonium sulfate sales supported by our SUSTAIN (Sustainable U.S. Sulfate to Accelerate Increased Nutrition) program offset by decreased net pricing (approximately 0.5%) reflecting lower raw material pass through pricing on lower benzene input costs and favorable market-based pricing across our Plant Nutrients and Nylon Solutions product lines.

Cost of Goods Sold

	2025	2024	2023
Cost of goods sold	$1,357,293	$1,364,621	$1,368,511
% change compared with prior period	(0.5)%	(0.3)%	(16.1)%
Gross margin %	10.8%	10.1%	10.8%

2025 compared with 2024

Cost of goods sold decreased in 2025 by $7.3 million compared to 2024 due primarily to insurance proceeds collected as a result of the PES supplier shutdown (approximately 2%) partially offset by increased raw material costs (approximately 2%) driven by sulfur and natural gas.

Gross margin percentage increased by approximately 1% in 2025 compared to 2024 due primarily to (i) insurance proceeds collected as a result of the PES supplier shutdown (approximately 2%) and (ii) increased sales volumes as discussed above (approximately 2%), partially offset by the impact of market-based pricing, net of raw material costs (approximately 2%).

Selling, General and Administrative Expenses

	2025	2024	2023
Selling, general and administrative expense	$104,750	$94,023	$95,538
% of sales	6.9%	6.2%	6.2%

2025 compared with 2024

Selling, general and administrative expenses increased in 2025 compared to 2024 by $10.7 million (approximately 11%), due primarily to legal and professional fees associated with strategic regulatory matters and potential inorganic growth options, including costs associated with a transaction that the Company is no longer pursuing, and the planned investment to upgrade our enterprise resource planning system which was completed in 2025.

Interest Expense, Net

	2025	2024	2023
Interest Expense, net	$8,481	$11,311	$7,485

2025 compared with 2024

Interest expense, net, decreased in 2025 compared to 2024 by $2.8 million, or approximately 25%, primarily due to lower interest rates.

Other Non-operating (Income) Expense, Net

	2025	2024	2023
Other non-operating (income) expense, net	$(2,722)	$2,027	$(7,158)

2025 compared with 2024

Other non-operating income, net, increased in 2025 compared to 2024 by $4.7 million due primarily to lower pension and other employee compensation expense and the absence of the prior year reduction of the Company's anticipated receivable related to the gain on the last installment of the termination fee recorded upon the exit from the Oben Holding Group S.A. alliance (approximately $1.2 million).

Income Tax Expense

	2025	2024	2023
Income tax expense	$5,145	$1,426	$14,600
Effective income tax rate	9.5%	3.1%	21.1%

The Company's effective income tax rate differs from the U.S. statutory rate of 21% due to state taxes and executive compensation limitations which generally increase the effective income tax rate. Research tax credits, excess tax benefits of equity compensation and the foreign derived intangible income deduction recorded in a period generally decrease the effective income tax rate.

Additionally, the Company's effective income tax rate for 2024 and 2025 was less than the U.S. Federal statutory rate of 21% due to Internal Revenue Code (IRC) Section 45Q tax credits of approximately $9.7 million claimed in each of those years for credits generated in tax periods 2018, 2019 and 2020. IRC Section 45Q allows a taxpayer to receive a tax credit for carbon capture and utilization at its facilities. For certain utilization projects, the 45Q tax credit requires approval by the Internal Revenue Service (IRS) of a life-cycle assessment ("LCA") prior to claiming the tax credits. The Company received approval for its 2018 LCA in November 2024, which the Company was able to rely on for 2018 through 2020. Approximately $18 million of the 45Q tax credits claimed for these periods are reflected in Taxes receivable as of December 31, 2025. The Company continues to pursue IRC section 45Q tax credits for the periods after 2020.

The Company's effective income tax rate for 2023 approximated the U.S. Federal statutory rate of 21%. Increases to the effective income tax rate due primarily to state taxes and executive compensation limitations, were materially offset by research tax credits, excess tax benefits of equity compensation and the foreign-derived intangible income deduction.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted into law, which includes numerous tax provisions affecting businesses, including the reinstatement of full expensing of domestic research and experimental expenditures, modification of the limitation on business interest and making permanent full expensing for certain business property. These provisions resulted in an approximately $9 million reduction in cash taxes in our financial results for the period ended December 31, 2025 and are expected to reduce our cash taxes in future periods.

The Pillar Two Global Anti-Base Erosion rules issued by the Organization for Economic Co-operation and Development ("OECD"), a global policy forum, introduced a global minimum tax of 15% which would apply to multinational groups with consolidated financial statement revenue in excess of EUR 750 million. Numerous jurisdictions, including jurisdictions where the Company operates, have enacted these rules as of December 31, 2025. The Company has evaluated the impact of these rules and currently believes they will not have a material impact on financial results through 2026 due to certain transitional safe harbors. Additionally, on January 5, 2026, the OECD announced a new package of administrative guidance under Pillar Two which includes new safe harbors for companies headquartered in qualifying jurisdictions such as the United States. These safe harbors are for periods on or after January 1, 2026. Additionally, this guidance would extend the transitional safe harbors by one year. We continue to monitor this guidance as details are made available.

As of December 31, 2025 and 2024, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

For additional discussion of income taxes and the effective income tax rate, see “Note 4. Income Taxes” in the Notes accompanying the audited Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income

	2025	2024	2023
Net income	$49,286	$44,149	$54,623

2025 compared with 2024

As a result of the factors described above, net income was $49.3 million in 2025 as compared to $44.1 million in 2024.

Non-GAAP Measures

The following tables set forth the non-GAAP financial measures of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Earnings Per Share. Adjusted EBITDA is defined as Net income before Interest, Income taxes, Depreciation and amortization, Non-cash stock-based compensation, Non-recurring, unusual or extraordinary expenses, Non-cash amortization from acquisitions and strategic advisory and professional fees that are not reflective of ongoing operations. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by Sales. The following tables may also present each of these measures as further adjusted. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the

Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to the Company's competitors, as the non-GAAP measures exclude items that management believes do not reflect the Company’s ongoing operations.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Twelve Months Ended December 31,
	2025	2024	2023
Net income	$49,286	$44,149	$54,623
Non-cash stock-based compensation	6,821	7,854	8,313
Non-recurring, unusual or extraordinary expense*	—	1,200	(4,472)
Non-cash amortization from acquisitions	2,127	2,126	2,126
Strategic advisory and professional fees**	7,325	—	—
Income tax benefit relating to reconciling items	(3,386)	(2,011)	(661)
Adjusted Net income (non-GAAP)	62,173	53,318	59,929
Interest expense, net	8,481	11,311	7,485
Income tax expense - Adjusted	8,531	3,437	15,261
Depreciation and amortization - Adjusted	77,613	74,050	70,884
Adjusted EBITDA (non-GAAP)	$156,798	$142,116	$153,559

Sales	$1,522,233	$1,517,557	$1,533,599

Adjusted EBITDA Margin*** (non-GAAP)	10.3%	9.4%	10.0%
* 2024 includes a pre-tax loss of approximately $1.2 million from the reduction of the Company's anticipated receivable related to the gain on the termination fee recorded upon the exit from the Oben Holding Group S.A. alliance during the third quarter of 2023.
** Legal and professional fees associated with strategic regulatory matters and potential inorganic growth options, including costs associated with a transaction that the Company is no longer pursuing
*** Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales

The following is a reconciliation between the non-GAAP financial measures of Adjusted Earnings Per Share to its most directly comparable U.S. GAAP financial measure:

	Twelve Months Ended December 31,
	2025	2024	2023
Numerator
Net income	$49,286	$44,149	$54,623
Adjusted Net income (non-GAAP)	62,173	53,318	59,929

Denominator
Weighted-average number of common shares outstanding - basic	26,901,046	26,828,338	27,302,254
Dilutive effect of equity awards and other stock-based holdings	426,403	426,875	705,376
Weighted-average number of common shares outstanding - diluted	27,327,449	27,255,213	28,007,630

EPS - Basic	$1.83	$1.65	$2.00
EPS - Diluted	$1.80	$1.62	$1.95
Adjusted EPS - Basic (non-GAAP)	$2.31	$1.99	$2.20
Adjusted EPS - Diluted (non-GAAP)	$2.28	$1.96	$2.14

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

At December 31, 2025, the Company had approximately $20 million of cash on hand with approximately $284 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures were approximately $116 million in 2025 compared to $134 million in 2024, reflecting the planned progression of our SUSTAIN growth program, and refined execution timing to address critical enterprise risk mitigation.
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

We expect that our primary cash requirements for 2026 will be to fund costs associated with ongoing operations, capital expenditures and amounts related to other contractual obligations. See below under “Capital Expenditures” for more information regarding our capital expenditures in 2025, 2024 and 2023 and anticipated capital expenditures for 2026. Amounts related to contractual obligations are related to principal repayments and interest payments on leases, long-term debt, purchase obligations, estimated environmental compliance costs, and postretirement benefit obligations. We anticipate that our estimated environmental compliance costs will be approximately $1.5 million in aggregate for 2026 through 2030. This amount is related to what has been accrued as probable and reasonably estimable as of December 31, 2025. For information regarding material cash requirements from known contractual obligations with respect to lease obligations, long-term debt principal repayments and purchase obligations please refer to "Note 8. Leases", "Note 9. Long-term Debt and Credit Agreement" and "Note 11. Commitments and Contingencies", respectively, to the Consolidated Financial Statements in Item 8 of this Form 10-K. Interest payments are estimated based on the interest rate applicable as of December 31, 2025 and approximate $10.5 million per year, subject to changes in variable interest rates and additional obligations.

The Company made no cash contributions to the defined benefit pension plan during the year ended December 31, 2025. The Company expects to make pension plan contributions during 2026 sufficient to satisfy pension funding requirements estimated to be approximately $3 million, as well as evaluate contributions in future years sufficient to satisfy pension funding requirements in those periods.

As previously disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in connection with the Philadelphia Energy Solutions' shutdown, the Company received insurance settlement proceeds of approximately $26 million in the first quarter of 2025.

The Company made cash contributions to the defined contribution plan of $6.7 million and $6.8 million for the years ended December 31, 2025 and 2024, respectively.

The Board has authorized share repurchase programs to repurchase shares of the Company's common stock as follows:

Date of Authorization	Authorized Amount (millions)	Authorized Amount Remaining as of December 31, 2025 (millions)
May 4, 2018	$75.0	$—
February 22, 2019	75.0	—
February 17, 2023	75.0	62.0
Totals	$225.0	$62.0

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

As of December 31, 2025, the Company had repurchased 6,313,789 shares of common stock, including 1,068,333 shares withheld to cover tax withholding obligations in connection with the vesting of equity awards, for an aggregate of $194.1 million at a weighted average market price of $30.74 per share. As of December 31, 2025, $62.0 million remained available for repurchase under the currently authorized repurchase program. During the period from January 1, 2026 through January 30, 2026, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

At December 31, 2025, 2024 and 2023, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or financing activities with special-purpose entities. The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

The Company increased its quarterly dividend by 10% ($0.145 to $0.160) during the third quarter of 2023.

Dividends paid during 2025 and the dividend announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
2/20/2026	3/9/2026	3/23/2026	$0.16	$4.3
11/7/2025	11/18/2025	12/2/2025	$0.16	$4.3
8/1/2025	8/12/2025	8/26/2025	$0.16	$4.3
5/2/2025	5/13/2025	5/27/2025	$0.16	$4.3
2/21/2025	3/10/2025	3/24/2025	$0.16	$4.3

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

The Company paid dividends of approximately $17.2 million, $17.1 million and $16.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Revolving Credit Facility provided for a scheduled maturity date of October 27, 2026 (which was extended pursuant to an October 2025 amendment, as described in more detail below). The Credit Agreement permits the Company to utilize up to $40 million of the Revolving Credit Facility for the issuance of letters of credit and up to $40 million for swing line loans. The Company has the option to establish a new class of term loans and/or increase the amount of the Revolving Credit Facility in an aggregate principal amount for all such incremental term loans and increases of the Revolving Credit Facility of up to the sum of (x) $175 million plus (y) an amount such that the Company’s Consolidated First Lien Secured Leverage Ratio (as defined in the Credit Agreement) would not be greater than 2.75 to 1.00, in each case, to the extent that any one or more lenders, whether or not currently party to the Credit Agreement, commits to be a lender for such amount or any portion thereof.

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at December 31, 2025 and through the date of the filing of this Annual Report on Form 10-K.

On October 23, 2025, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement (as further amended by the Amendment, the “Amended Credit Agreement”), among the Company, the guarantors, the lenders party thereto and Truist Bank, as administrative agent.

Pursuant to the Amendment, the Credit Agreement was amended to, among other things: (i) extend the maturity date of the Revolving Credit Facility for participating Revolving Credit Lenders, as defined in the Amended Credit Agreement, in an aggregate principal amount of $452 million to the earlier of (x) October 27, 2027 and (y) the date of the termination in whole of the Revolving Credit Facility, pursuant to the terms of the Amended Credit Agreement, and (ii) effect certain other conforming changes and modifications consistent with the foregoing. The remaining $48 million under the Revolving Credit Facility that was not extended will continue to mature on the earlier of (x) October 27, 2026 and (y) the date of the termination in whole of the Revolving Credit Facility pursuant to the terms of the Amended Credit Agreement.

We had a borrowed balance of $195 million under the Revolving Credit Facility at December 31, 2024. We borrowed an incremental net amount of $20 million during 2025, bringing the balance under the Revolving Credit Facility to $215 million, and available credit for use of $284 million as of December 31, 2025. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

The Company had approximately $1 million of letter of credit agreements outstanding under the Revolving Credit Facility at December 31, 2025. There was no amount associated with bilateral letters of credit outside the Revolving Credit Facility.

Cash Flow Summary for the Years Ended December 31, 2025, 2024 and 2023

Our cash flows from operating, investing and financing activities for the years ended December 31, 2025, 2024 and 2023, as reflected in the audited Consolidated Financial Statements included in this Form 10-K, are summarized as follows:

	Years Ended December 31,
	2025	2024	2023
(Dollars in thousands)
Cash provided by (used for):
Operating activities	$122,863	$135,413	$117,550
Investing activities	(122,614)	(142,902)	(110,897)
Financing activities	(47)	(2,715)	(7,870)
Net change in cash and cash equivalents	$202	$(10,204)	$(1,217)

2025 compared with 2024

Net cash provided by operating activities decreased by $12.5 million for the year ended December 31, 2025 versus the prior year due primarily to a $11.7 million unfavorable impact from the timing and fluctuation of working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) year-over-year and a $5.0 million unfavorable cash impact from Other assets and liabilities driven primarily by a change in our pension versus the prior year. These net unfavorable impacts were partially offset by a $5.1 million increase in net income.

Cash used for investing activities decreased by $20.3 million for the year ended December 31, 2025 versus the prior year period due primarily to lower cash payments for capital expenditures of approximately $17.3 million during the current year period primarily reflecting disciplined spend on replacement maintenance while maintaining progress on growth and other enterprise programs.

Cash used for financing activities decreased by $2.7 million for the year ended December 31, 2025 versus the prior year due to payments for share repurchases of $1.7 million during the year ended December 31, 2025 compared to $10.4 million during the prior year period partially offset by net borrowings of $20.0 million for the year ended December 31, 2025 compared to net borrowings of $25.0 million during the prior year period.

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

The following table summarizes ongoing and expansion capital expenditures for the periods indicated.

	Years Ended December 31,
	2025	2024	2023
(Dollars in thousands)
Purchases of property, plant and equipment	$116,445	$133,722	$107,377

Capital expenditures decreased $17.3 million from 2024 to 2025 reflecting disciplined spend on capital expenditures and enterprise programs. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with HSE regulations.

For 2026, we expect our total capital expenditures to be approximately $75 million to $95 million reflecting a risk-based prioritization of base investments and enterprise programs with continued progression of growth programs including our SUSTAIN program.

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

The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP is based on the selection and application of accounting policies that require management to make significant estimates and assumptions about the effects of matters that are inherently uncertain and that affect the reported amounts, including, but not limited to, inventory valuations, impairment of goodwill, long-term employee benefit obligations, income taxes and environmental matters. Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The Company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represent some of the more critical judgment areas in the applications of the Company’s accounting policies which could have a material effect on the Company’s financial position, results of operations or cash flows.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $225.3 million and $196.5 million at December 31, 2025 and 2024, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $80.1 million and $64.1 million higher at December 31, 2025 and 2024. Inventories valued at FIFO amounted to $11.2 million and $15.9 million at December 31, 2025 and 2024, respectively.

Goodwill – The Company had goodwill of $56.2 million at December 31, 2025 and 2024. Goodwill is subject to impairment testing annually on the last day of our October close, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying value. The Company’s practice is to perform a quantitative impairment assessment at least every three years.

Under the qualitative assessment, the Company considers several factors, including the enterprise value from the previous quantitative test and the excess of fair value over carrying value from such test, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations, recent and projected financial performance of the Company, as well as other factors. The Company has concluded that, as of the fourth quarter of 2025, it is not more likely than not that an impairment of the goodwill balances exists.

Our qualitative analysis reflects our best estimates of the impacts of the cyclical nature of the industries in which we operate, as well as the cycles of fluctuating supply and demand for each of our products resulting in changes in selling prices and margins. It is possible that in the future there may be changes in industry trends, estimates and assumptions, including the timing and amount of future cash flows, margins, growth rates, market participant assumptions, comparable benchmark companies and related multiples and discount rates, which could impact estimates of fair value. Significant and adverse changes to any one or more of the above-noted estimates and assumptions could result in an impairment.
Revenue Recognition – The Company recognizes revenue upon the transfer of control of goods or services to customers at amounts that reflect the consideration expected to be received. AdvanSix primarily recognizes revenues when title and control of the product transfers from the Company to the customer. Outbound shipping costs incurred by the Company are not included in revenues but are reflected as freight expense in Cost of goods sold in the Consolidated Statements of Operations.

Sales of our products to customers are made under a purchase order, and in certain cases in accordance with the terms of a master services agreement. These agreements typically contain formula-based pass-through pricing tied to key feedstock materials and volume ranges, but often do not specify the goods, including the quantities thereof, to be transferred. Certain master services agreements (including with respect to our largest customer) may contain minimum purchase volumes which can be satisfied by the customer on a periodic basis by choosing from various products offered by the Company. In these cases, a performance obligation is created when a customer submits a purchase order for a specific product at a specified price, typically providing for delivery within the next 60 days. Management considers the performance obligation with respect to such purchase order satisfied at the point in time when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and risk of loss to the customer. Transfer of control to the customer occurs through various modes of shipment, including trucks, railcars, and vessels, and generally follows commercially acceptable shipping point terms pursuant to the arrangement with the customer. In more limited circumstances, the Company recognizes revenue from sales of products that are subject to inventory consignment agreements, and transfer of control generally occurs when the customer pulls product from the consignment inventory location. Variable consideration is estimated for future volume rebates and early pay discounts on certain products and product returns. The Company records variable consideration as an adjustment to the sale transaction price. Since variable consideration is generally settled within one year, the time value of money is not significant.

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

A 25 basis point increase in the discount rate would result in a decrease of approximately $0.5 million to the net periodic benefit cost for 2026, while a 25 basis point decrease in the discount rate would result in an increase of approximately $0.5 million to the net periodic benefit cost for 2026. The resulting impact on the pension benefit obligation would be a decrease of $2.7 million and an increase of $2.8 million, respectively.

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

We apply the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements. ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

Based on current borrowing levels at December 31, 2025, a 25-basis point fluctuation in interest rates for the year ended December 31, 2025 would have resulted in an increase or decrease to our interest expense of approximately $0.5 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AdvanSix Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of AdvanSix Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Transfer of Control

As described in Notes 2 and 3 to the consolidated financial statements, the Company recorded $1,522 million in sales for the year ended December 31, 2025, of which a significant portion has transfer of control to the customer through commercially acceptable shipping terms. Sales of the Company’s products to customers are made under a purchase order, and in certain cases in accordance with the terms of a master services agreement. Management considers the performance obligation satisfied at the point in time when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and risk of loss to the customer. Transfer of control to the customer occurs through various modes of shipment, including trucks, railcars, and vessels, and follows a variety of commercially acceptable shipping point terms pursuant to the arrangement with the customer.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the point in time when control of the product was transferred to the customer. These procedures also included, among others, (i) testing sales transactions based on comparing data points such as invoice amount, invoice date, shipment date, price, and quantity; (ii) for a sample of data points, testing the completeness and accuracy of the data points used by management by obtaining and inspecting source documents, such as master sales agreements, purchase orders, invoices, proof of shipment and subsequent cash receipts; and (iii) for a sample of sales transactions before and subsequent to December 31, 2025, testing when control of the product was transferred to the customer by obtaining and inspecting source documents, such as purchase orders and proof of shipment.

/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
February 20, 2026

We have served as the Company’s auditor since 2015.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Sales	$1,522,233	$1,517,557	$1,533,599
Costs, expenses and other:
Cost of goods sold	1,357,293	1,364,621	1,368,511
Selling, general and administrative expenses	104,750	94,023	95,538
Interest expense, net	8,481	11,311	7,485
Other non-operating (income) expense, net	(2,722)	2,027	(7,158)
Total costs, expenses and other	1,467,802	1,471,982	1,464,376

Income before taxes	54,431	45,575	69,223
Income tax expense	5,145	1,426	14,600
Net income	$49,286	$44,149	$54,623

Earnings per common share
Basic	$1.83	$1.65	$2.00
Diluted	$1.80	$1.62	$1.95
Weighted average common shares outstanding
Basic	26,901,046	26,828,338	27,302,254
Diluted	27,327,449	27,255,213	28,007,630

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$49,286	$44,149	$54,623
Foreign exchange translation adjustment	34	(109)	63
Cash-flow hedges	7	—	(150)
Pension obligation adjustments	2,985	10,223	140
Other comprehensive income, net of tax	3,026	10,114	53
Comprehensive income	$52,312	$54,263	$54,676

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$19,766	$19,564
Accounts and other receivables – net	154,102	145,673
Inventories – net	236,495	212,386
Taxes receivable	21,605	503
Other current assets	8,639	8,990
Total current assets	440,607	387,116
Property, plant and equipment – net	963,718	917,858
Operating lease right-of-use assets	164,494	153,438
Goodwill	56,192	56,192
Intangible assets	40,095	43,144
Other assets	41,042	37,172
Total assets	$1,706,148	$1,594,920
LIABILITIES
Current liabilities:
Accounts payable	$284,016	$228,761
Accrued liabilities	45,945	47,264
Operating lease liabilities – short-term	44,354	42,493
Income taxes payable	1,100	1,047
Deferred income and customer advances	14,536	37,538
Total current liabilities	389,951	357,103
Deferred income taxes	154,061	145,299
Operating lease liabilities – long-term	121,201	111,400
Line of credit – long-term	215,000	195,000
Other liabilities	10,719	11,468
Total liabilities	890,932	820,270

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 33,177,824 shares issued and 26,864,035 outstanding at December 31, 2025; 32,989,165 shares issued and 26,737,036 outstanding at December 31, 2024	332	330
Preferred stock, par value $0.01; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and 2024	—	—
Treasury stock at par (6,313,789 shares at December 31, 2025; 6,252,129 shares at December 31, 2024)	(63)	(63)
Additional paid-in capital	142,932	136,872
Retained earnings	663,019	631,541
Accumulated other comprehensive income	8,996	5,970
Total stockholders' equity	815,216	774,650
Total liabilities and stockholders' equity	$1,706,148	$1,594,920

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$49,286	$44,149	$54,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,740	76,176	73,010
(Gain) loss on disposal of assets	(81)	773	1,281
Deferred income taxes	7,821	(8,991)	(9,347)
Stock-based compensation	6,821	7,854	8,313
Amortization of deferred financing fees	597	618	618
Operational asset adjustments	—	1,200	(4,472)
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(8,395)	18,411	21,489
Inventories	(24,109)	(555)	3,286
Taxes receivable	(21,102)	931	8,337
Accounts payable	52,866	(30,610)	(20,756)
Income taxes payable	53	(6,986)	8,003
Accrued liabilities	(808)	2,426	(5,569)
Deferred income and customer advances	(23,002)	21,860	(18,752)
Other assets and liabilities	3,176	8,157	(2,514)
Net cash provided by operating activities	122,863	135,413	117,550

Cash flows from investing activities:
Expenditures for property, plant and equipment	(116,445)	(133,722)	(107,377)
Other investing activities	(6,169)	(9,180)	(3,520)
Net cash used for investing activities	(122,614)	(142,902)	(110,897)

Cash flows from financing activities:
Borrowings from line of credit	370,500	406,000	437,000
Repayments of line of credit	(350,500)	(381,000)	(382,000)
Payment of line of credit facility fees	(478)	—	—
Principal payments of finance leases	(1,002)	(1,011)	(938)
Dividend payments	(17,176)	(17,135)	(16,657)
Purchase of treasury stock	(1,658)	(10,428)	(46,151)
Issuance of common stock	267	859	876
Net cash used for financing activities	(47)	(2,715)	(7,870)

Net change in cash and cash equivalents	202	(10,204)	(1,217)
Cash and cash equivalents at beginning of period	19,564	29,768	30,985
Cash and cash equivalents at the end of period	$19,766	$19,564	$29,768
Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$26,670	$23,645	$22,660
Supplemental cash activities:
Cash paid for interest	$6,760	$10,828	$7,086
Cash paid for income taxes, net of refund	$15,129	$16,591	$7,594

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2022	31,977,593	$320	$174,585	$567,517	$(45)	$(4,197)	$738,180
Net Income	—	—	—	54,623	—	—	54,623
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	63	63
Cash-flow hedges	—	—	—	—	—	(150)	(150)
Pension obligation adjustments	—	—	—	—	—	140	140
Other comprehensive income, net of tax	—	—	—	—	—	53	53
Issuance of common stock	621,353	6	870	—	—	—	876
Acquisition of treasury shares (1,317,402 shares)	—	—	(46,138)	—	(13)	—	(46,151)
Stock-based compensation	—	—	8,313	—	—	—	8,313
Dividends	—	—	416	(17,073)	—	—	(16,657)
Balance at December 31, 2023	32,598,946	326	138,046	605,067	(58)	(4,144)	739,237
Net Income	—	—	—	44,149	—	—	44,149
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(109)	(109)
Cash-flow hedges	—	—	—	—	—	—	—
Pension obligation adjustments	—	—	—	—	—	10,223	10,223
Other comprehensive income, net of tax	—	—	—	—	—	10,114	10,114
Issuance of common stock	390,219	4	855	—	—	—	859
Acquisition of treasury shares (453,654 shares)	—	—	(10,423)	—	(5)	—	(10,428)
Stock-based compensation	—	—	7,854	—	—	—	7,854
Dividends	—	—	540	(17,675)	—	—	(17,135)
Balance at December 31, 2024	32,989,165	330	136,872	631,541	(63)	5,970	774,650
Net Income	—	—	—	49,286	—	—	49,286
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	34	34
Cash-flow hedges	—	—	—	—	—	7	7
Pension obligation adjustments	—	—	—	—	—	2,985	2,985
Other comprehensive income, net of tax	—	—	—	—	—	3,026	3,026
Issuance of common stock	188,659	2	265	—	—	—	267
Acquisition of treasury shares (61,660 shares)	—	—	(1,658)	—	—	—	(1,658)
Stock-based compensation	—	—	6,821	—	—	—	6,821
Dividends	—	—	632	(17,808)	—	—	(17,176)
Balance at December 31, 2025	33,177,824	$332	$142,932	$663,019	$(63)	$8,996	$815,216

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ADVANSIX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts or unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. (“AdvanSix,” the “Company,” “we,” "us" or “our”) is an integrated chemistry company that produces essential materials for diverse end markets. Our value chain of our five U.S.-based manufacturing facilities plays a critical role in global supply chains and enables us to innovate and deliver essential products for our customers across building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives, electronics and other end markets. Guided by our core values of Safety, Integrity, Accountability and Respect, AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients and chemical intermediates.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity to the Company of three months or less. We reduce cash and extinguish liabilities when the creditor receives our payment and we are relieved of our obligation for the liability when checks clear the Company’s bank account. Liabilities to creditors to whom we have issued checks that remain outstanding aggregated $4.9 million at December 31, 2025 and are included in Cash and cash equivalents and Accounts payable in the Consolidated Balance Sheets.

Fair Value Measurement – ASC 820, Fair Value Measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

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

The pension plan assets are invested in collective investment trust funds, mutual funds and pooled separate accounts. The collective investment trust funds and pooled separate accounts are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The alternative equity investments are classified as Level 1 in the fair value hierarchy disclosure.

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

Derivative Financial Instruments – We minimize our risks from interest and foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. The Company currently has no derivative financial instruments.

Commodity Price Risk Management – The Company's exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk by using long-term, formula-based price contracts with our suppliers and formula-based price agreements with customers. Our customer agreements provide for price adjustments based on relevant market indices and raw material prices, and generally they do not include take-or-pay terms. Instead, each customer agreement, the majority of which have a term of at least one year, is typically determined by monthly or quarterly volume estimates. We may also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. The Company currently has no forward commodity contracts.

Credit and Market Risk Management – The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company did not have any customers with significant concentrations of trade accounts receivable – net at December 31, 2025 and 2024. Allowance for doubtful accounts is calculated based upon the Company's estimate of expected credit losses over the life of exposure based upon both historical information as well as future expected losses.

Inventories – Substantially all of the Company's inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. The Company includes spare and other parts in inventory which are used in support of production or production facilities operations and are valued based on weighted average cost.

Inventories valued at LIFO amounted to $225.3 million and $196.5 million at December 31, 2025 and 2024, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $80.1 million and $64.1 million higher at December 31, 2025 and 2024. Inventories valued at FIFO amounted to $11.2 million and $15.9 million at December 31, 2025 and 2024, respectively.

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

Long-Lived Assets – The Company evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on several factors including operating results, business plans and forecasts, general and industry trends, and economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from the asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in the Consolidated Statements of Operations. The Company also evaluates the estimated useful lives of long-lived assets if circumstances warrant and revises such estimates based on current events.

Goodwill – The Company had goodwill of $56.2 million at December 31, 2025 and 2024. Goodwill is subject to impairment testing annually on the last day of our October close, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To determine if goodwill is potentially impaired, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying value. The Company’s practice is to perform a quantitative impairment assessment at least every three years.

Under the qualitative assessment, the Company considers several factors, including the enterprise value from the previous quantitative test and the excess of fair value over carrying value from such test, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations, recent and projected financial performance of the Company, as well as other factors. The Company has concluded that, as of the fourth quarter of 2025, it is not more likely than not that an impairment of the goodwill balances exists.

Our qualitative analysis reflects our best estimates of the impacts of the cyclical nature of the industries in which we operate, as well as the cycles of fluctuating supply and demand for each of our products resulting in changes in selling prices and margins. It is possible that in the future there may be changes in industry trends, estimates and assumptions, including the timing and amount of future cash flows, margins, growth rates, market participant assumptions, comparable benchmark companies and related multiples and discount rates, which could impact estimates of fair value. Significant and adverse changes to any one or more of the above-noted estimates and assumptions could result in an impairment.

Finite-Lived Intangible Assets – Other intangible assets with determinable lives consist of customer relationships, trademarks, patents and other intangibles and are amortized over their estimated useful lives, ranging from 5 to 20 years.

Revenue Recognition – The Company recognizes revenue upon the transfer of control of goods or services to customers at amounts that reflect the consideration expected to be received. AdvanSix primarily recognizes revenues when title and control of the product transfers from the Company to the customer. Outbound shipping costs incurred by the Company are not included in revenues but are reflected as freight expense in Cost of goods sold in the Consolidated Statements of Operations.

Sales of our products to customers are made under a purchase order, and in certain cases in accordance with the terms of a master services agreement. These agreements typically contain formula-based pass-through pricing tied to key feedstock materials and volume ranges, but often do not specify the goods, including the quantities thereof, to be transferred. Certain master services agreements (including with respect to our largest customer) may contain minimum purchase volumes which can be satisfied by the customer on a periodic basis by choosing from various products offered by the Company. In these cases, a performance obligation is created when a customer submits a purchase order for a specific product at a specified price, typically providing for delivery within the next 60 days. Management considers the performance obligation with respect to such purchase order satisfied at the point in time when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and risk of loss to the customer. Transfer of control to the customer occurs through various modes of shipment, including trucks, railcars, and vessels, and generally follows commercially acceptable shipping point terms pursuant to the arrangement with the customer. In more limited circumstances, the Company recognizes revenue from sales of products that are subject to inventory consignment agreements, and transfer of control generally occurs when the customer pulls product from the consignment inventory location. Variable consideration is estimated for future volume rebates and early pay discounts on certain products and product returns. The Company records variable consideration as an adjustment to the sale transaction price. Since variable consideration is generally settled within one year, the time value of money is not significant.

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

Environmental – The Company accrues costs related to environmental matters when it is probable that we have incurred a liability related to an event or site and the amount can be reasonably estimated.

Deferred Income and Customer Advances – AdvanSix typically has an annual pre-buy program for ammonium sulfate that is classified as deferred income and customer advances in the Consolidated Balance Sheets. Customers pay cash in advance to reserve capacity for ammonium sulfate to guarantee product availability during peak planting season. The Company recognizes a customer advance liability when cash is received for the advanced buy. Revenue is then recognized and the customer advance is relieved upon title transfer of ammonium sulfate.

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

Research and Development – AdvanSix conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications consisting primarily of labor costs and depreciation and maintenance costs. R&D costs are charged to expense as incurred. Such costs are included in costs of goods sold and were $8.7 million, $8.8 million, and $9.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

We apply the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements. ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. Our policy is to classify tax related interest and penalties, if any, as a component of income tax expense. No interest or penalties related to unrecognized income tax benefits were recorded during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

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

On December 4, 2025, the FASB issued ASU No. 2025-10: Accounting for Government Grants Received by Business Entities. The amendments in this ASU establish the accounting for a government grant received. The amendments require that a grant received should not be recognized until (1) it is probable that (a) an entity will comply with conditions attached to the grant and (b) the grant will be received and (2) an entity meets the recognition guidance for a grant related to an asset or to income. The amendments require that a grant related to an asset be recognized on the balance sheet as the entity incurs the related costs for which the grant is intended to compensate, either as (1) deferred income (the deferred income approach) or (2) an adjustment to the cost basis in determining the carrying amount of the asset (the cost accumulation approach). A grant related to income and a grant related to an asset for which the deferred income approach is elected should be recognized in earnings on a systematic and rational basis over the periods in which an entity recognizes as expenses the costs for which the grant is intended to compensate. The amendments require that an entity present a grant related to income and a grant related to an asset for which the deferred income is elected as part of earnings either (1) separately under a general heading such as other income or (2) deducted from the related expense. In addition, the amendments require that an entity provide disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The amendments in this ASU require that a business entity apply the guidance using a modified prospective approach, a modified retrospective approach or a retrospective approach to all government grants through a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period presented. The Company is evaluating the pronouncement and does not expect adoption to have a material impact on its consolidated financial position or results of operations.
On December 8, 2025, the FASB issued ASU No. 2025-11: Interim Reporting (Topic 270), Narrow Scope Improvements. The amendments in this ASU provide a comprehensive list of interim disclosures that are required by GAAP. The amendments also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP to enhance consistency in interim reporting for all entities. The update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the pronouncement and does not expect adoption to have a material impact on its consolidated financial position or results of operations.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The amendments also require that the Company disclose the following (net of refunds received): (1) the amount of income taxes paid disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. Additionally, the amendments in this update eliminate the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or to make a statement that an estimate of the range cannot be made, and remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. This pronouncement is effective for annual periods beginning after December 31, 2024. The Company adopted ASU 2023-09 retrospectively in its Annual Report on Form 10-K effective December 31, 2025.

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

Note 3. Revenue

AdvanSix serves approximately 375 customers annually, primarily in the United States, spanning a wide variety of industries worldwide. For 2025, 2024 and 2023, the Company's ten largest customers accounted for approximately 40%, 38% and 39% of total sales, respectively.

We typically sell to customers under master services agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have an average customer relationship of approximately 20 years. Our largest customer is Shaw Industries Group Inc. ("Shaw"), a significant consumer of caprolactam and Nylon 6 resin. We sell caprolactam and Nylon 6 resin to Shaw under a long-term agreement. Sales to Shaw were 10% of our total sales for the years ended December 31, 2025 and 2024, and 11% for the year ended December 31, 2023.

The Company’s revenue by product line, and related approximate percentage of total sales for 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025		2024		2023
Nylon	$309,678	20%	$348,501	23%	$356,632	23%
Caprolactam	271,370	18%	276,303	18%	298,375	20%
Plant Nutrients*	563,688	37%	458,152	30%	477,929	31%
Chemical Intermediates*	377,497	25%	434,601	29%	400,663	26%
	$1,522,233	100%	$1,517,557	100%	$1,533,599	100%

* In 2024, the Company transferred certain products between its Chemical Intermediates product line and its Plant Nutrients product line to align more closely with its current sales structure. Historical information was reclassified to reflect these changes for all periods presented in the Consolidated Financial Statements. Total revenue amounts were not impacted for either period.

The Company’s revenues by geographic area, and related approximate percentage of total sales for 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025		2024		2023
United States	$1,309,755	86%	$1,304,971	86%	$1,250,094	82%
International*	212,478	14%	212,586	14%	283,505	18%
Total	$1,522,233	100%	$1,517,557	100%	$1,533,599	100%
* Predominantly Latin America and Canada.

Deferred Income and Customer Advances

The Company defers revenues when cash payments are received in advance of our performance. Customer advances relate primarily to sales from the ammonium sulfate business. Below is a roll-forward of Deferred income and customer advances for the twelve months ended December 31, 2025:

Deferred Income and Customer Advances	2025
Opening balance January 1, 2024	$37,538
Additional cash advances	14,318
Less amounts recognized in revenues	(37,320)
Ending balance December 31, 2025	$14,536

The Company expects to recognize as revenue the December 31, 2025 ending balance of Deferred income and customer advances within one year or less.

Note 4. Income Taxes

	Years Ended December 31,
	2025	2024	2023
Income before taxes
U.S.	$54,354	$45,497	$69,055
Non-U.S.	77	78	168
	$54,431	$45,575	$69,223

Income taxes
Income tax expense (benefit) consists of:

	Years Ended December 31,
	2025	2024	2023
Current Provision (benefit):
Federal	$(4,954)	$7,525	$20,707
State	2,263	2,865	3,159
Non-U.S.	22	23	47
Total current provision (benefit)	$(2,669)	$10,413	$23,913
Deferred Provision (benefit):
Federal	$6,516	$(8,192)	$(8,886)
State	1,298	(795)	(427)
Total deferred provision (benefit)	7,814	(8,987)	(9,313)
Total income tax expense	$5,145	$1,426	$14,600

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Recent Accounting Pronouncements, the U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows. ASU 2023-09 has been retrospectively adopted and the table below has been updated for all periods presented:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$11,431	21.0%	$9,570	21.0%	$14,536	21.0%
U.S. state income taxes, net of federal income tax effect (a)	2,798	5.1%	1,635	3.6%	2,157	3.1%
Foreign tax effects	6	—%	6	—%	14	—%
Effect of cross-border tax laws:
Foreign derived intangible income deduction	—	—%	(384)	(0.8)%	(842)	(1.2)%
Other	2	—%	4	—%	(21)	—%
Tax Credits:
Energy credits	(9,702)	(17.8)%	(9,748)	(21.4)%	—	—%
Research and development tax credits	(624)	(1.2)%	(433)	(1.0)%	(935)	(1.4)%
Other	(28)	—%	(29)	(0.1)%	(30)	(0.1)%
Nontaxable or nondeductible items:
Executive compensation limitations	1,455	2.7%	1,774	3.9%	697	1.0%
Excess tax benefits of equity compensation	(399)	(0.7)%	(959)	(2.1)%	(1,003)	(1.3)%
Other	206	0.4%	(10)	—%	27	—%
Effective income tax rate	$5,145	9.5%	$1,426	3.1%	$14,600	21.1%

(a) During the year ended December 31, 2023, states taxes in South Carolina and West Virginia made up the majority (greater than 50%) of the tax effect in this category.
During the year ended December 31, 2024, states taxes in Alabama, Georgia, Kentucky and Michigan made up the majority (greater than 50%) of the tax effect in this category.
During the year ended December 31, 2025, states taxes in Delaware, Iowa, Minnesota and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.

Upon adoption of ASU 2023-09, cash paid for income taxes, net of refunds, during the years ended December 31, 2025, 2024, and 2023 were as follows:

Income Taxes Paid and Refunds:	Years Ended December 31,
	2025	2024	2023
Federal taxes paid, net of refunds	$12,900	$15,383	$6,006
State and local taxes paid, net of refunds	2,220	1,189	1,548
Foreign taxes paid, net of refunds	9	19	40
Income taxes paid, net of refunds	$15,129	$16,591	$7,594

The Company's effective income tax rate differs from the U.S. statutory rate of 21% due to state taxes and executive compensation limitations which generally increase the effective income tax rate. Research tax credits, excess tax benefits of equity compensation and the foreign derived intangible income deduction recorded in a period generally decrease the effective income tax rate.

Additionally, the Company's effective income tax rate for 2024 and 2025 was less than the U.S. Federal statutory rate of 21% due to Internal Revenue Code (IRC) Section 45Q tax credits of approximately $9.7 million claimed in each of those years for credits generated in tax periods 2018, 2019 and 2020. IRC Section 45Q allows a taxpayer to receive a tax credit for carbon capture and utilization at its facilities. For certain utilization projects, the 45Q tax credit requires approval by the Internal Revenue Service (IRS) of a life-cycle assessment ("LCA") prior to claiming the tax credits. The Company received approval for its 2018 LCA in November 2024, which the Company was able to rely on for 2018 through 2020. Approximately $18.1 million of the 45Q tax credits claimed for these periods are reflected in Taxes receivable as of December 31, 2025. The Company continues to pursue IRC section 45Q tax credits for the periods after 2020.

The Company's effective income tax rate for 2023 approximated the U.S. Federal statutory rate of 21%. Increases to the effective income tax rate due primarily to state taxes and executive compensation limitations, were materially offset by research tax credits, excess tax benefits of equity compensation and the foreign-derived intangible income deduction.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted into law, which includes numerous tax provisions affecting businesses, including the reinstatement of full expensing of domestic research and experimental expenditures, modification of the limitation on business interest and making permanent full expensing for certain business property. These provisions resulted in an approximately $9 million reduction in cash taxes in our financial results for the period ended December 31, 2025.

As of December 31, 2025 and 2024, there were no unrecognized tax benefits recorded by the Company. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest expense and penalties related to unrecognized income tax benefits in the income tax provision.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company is currently under audit for U.S. federal tax purposes for periods 2018 through 2021. Tax periods 2022 through 2025 remain open under the statute of limitations and are subject to examination by the tax authorities. There are no current state or foreign tax examinations; however, tax years 2021 through 2025 generally remain open under the statute of limitations and are subject to examination by the tax authorities.

Deferred tax assets (liabilities)

The tax effects of temporary differences which give rise to future income tax benefits and expenses are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss	$98	$92
Accruals and reserves	6,399	4,317
Capitalization of research expenses	459	7,787
Inventory	22,545	17,346
Operating lease liability	39,921	36,931
Equity compensation	2,799	2,899
Other	46	—
Total gross deferred tax assets	72,267	69,372
Less: Valuation Allowance	—	—
Total deferred tax assets	$72,267	$69,372

Deferred tax liabilities:
Property, plant & equipment	$(169,962)	$(163,991)
Intangibles	(12,678)	(10,857)
Operating lease asset	(39,665)	(36,822)
Pension obligation	(1,135)	(421)
Other	(2,888)	(2,580)
Total deferred tax liabilities	(226,328)	(214,671)
Net deferred taxes	$(154,061)	$(145,299)

The net deferred taxes are primarily related to U.S. operations. The Company has no material state net operating losses (NOL) carryforwards and no material federal or state tax credit carryforwards remaining as of December 31, 2025. We believe that the state NOL and tax credit carryforwards and other deferred tax assets are more likely than not to be realized and we have not recorded a valuation allowance against the deferred tax assets.

The Company's accounting policy is to record the tax impacts of Global intangible low-taxed income as a period cost.

As of December 31, 2025 and 2024, there were no material undistributed earnings of the Company's non-U.S. subsidiaries and, as such, we have not provided a deferred tax liability for undistributed earnings.

Note 5. Accounts and Other Receivables – Net

	December 31,
	2025	2024
Accounts receivables	$153,059	$141,273
Other	1,438	4,982
Total accounts and other receivables	154,497	146,255
Less – allowance for credit losses	(395)	(582)
Total accounts and other receivables – net	$154,102	$145,673

The roll-forward of allowance for credit losses are summarized in the table below:

	Balance at Beginning of Year	Charged / (Credited) to Costs	Charged to Other Accounts (1)	Bad Debt Write-Offs (1)	Balance at End of Year
Year ended December 31, 2025	$582	$(128)	$—	$(59)	$395
Year ended December 31, 2024	833	(893)	228	414	582
Year ended December 31, 2023	594	458	47	(266)	833
(1) No Impact to Statement of Operations

Note 6. Inventories

	December 31,
	2025	2024
Raw materials	$116,248	$99,320
Semi-finished and finished goods	167,498	145,169
Spares and other	32,877	31,948
	316,623	276,437
Reduction to LIFO cost basis	(80,128)	(64,051)
Total inventories	$236,495	$212,386

Substantially all of the Company’s inventories at December 31, 2025 and 2024 are valued at the lower of cost or market using the LIFO method. However, approximately 5% was valued at average cost using the first-in, first-out (“FIFO”) method at December 31, 2025.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $61.3 million and $57.5 million at December 31, 2025 and 2024, respectively.

Note 7. Property, Plant, Equipment – Net

	December 31,
	2025	2024
Land and improvements	$11,761	$11,761
Machinery and equipment	1,799,142	1,698,835
Buildings and improvements	254,999	244,761
Construction in progress	75,756	95,053
	2,141,658	2,050,410
Less – accumulated depreciation	(1,177,940)	(1,132,552)
Total property, plant, equipment – net	$963,718	$917,858

Capitalized interest was $6,783, $5,666 and $3,375 for the years ended December 31, 2025, 2024 and 2023, respectively.

Depreciation expense was $74,377, $70,750 and $67,528 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The components of lease expense were as follows:

	Years Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right-of-use asset	$1,027	$1,036	$932
Interest on lease liabilities	149	163	106
Total finance lease cost	1,176	1,199	1,038
Operating lease cost	53,748	43,517	47,148
Short-term lease cost	4,181	6,647	5,415
Total lease cost	$59,105	$51,363	$53,601

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,782	$43,188
Operating cash flows from finance leases	149	124
Financing cash flows from finance leases	1,002	1,011
Non-cash information:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,375	72,361
Finance leases	684	1,218

Supplemental balance sheet information related to leases was as follows:

	Years Ended December 31,
	2025	2024
Operating Leases
Operating lease right-of-use assets	$164,494	$153,438
Operating lease liabilities – short term	44,354	42,493
Operating lease liabilities – long term	121,201	111,400
Total operating lease liabilities	$165,555	$153,893
Finance Leases
Property, plant and equipment – gross	$2,707	$4,131
Accumulated depreciation	(592)	(1,771)
Property, plant and equipment – net	$2,115	$2,360
Accounts payable	$945	$897
Other liabilities	1,194	1,549
Total finance lease liabilities	$2,139	$2,446
Weighted Average Remaining Lease Term
Operating leases	7.0 years	7.2 years
Finance leases	2.5 years	3.1 years
Weighted Average Discount Rate
Operating leases	6.46%	6.16%
Finance leases	6.61%	6.92%

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026	$54,516	$1,064
2027	43,399	768
2028	36,925	433
2029	22,324	50
2030	16,506	15
Thereafter	38,516	—
Total lease payments	212,186	2,330
Less imputed interest	(46,631)	(191)
Total	$165,555	$2,139

As of December 31, 2025, we have no additional operating or finance leases that have not yet commenced.

Note 9. Long-term Debt and Credit Agreement

The Company’s debt consisted of the following at December 31,:

	2025	2024
Total term loan outstanding	$—	$—
Amounts outstanding under the Revolving Credit Facility	215,000	195,000
Total outstanding indebtedness	215,000	195,000
Less: amounts expected to be repaid within one year	—	—
Total long-term debt due after one year	$215,000	$195,000

At December 31, 2025, the Company assessed the Revolving Credit Facility (defined below) and determined that such amounts approximated fair value. The fair values of the debt are based on quoted inactive market prices and are therefore classified as Level 2 within the valuation hierarchy.

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

The Revolving Credit Facility had a scheduled maturity date of October 27, 2026 (which was extended pursuant to an October 2025 amendment, as described in more detail below. The Credit Agreement permits the Company to utilize up to $40 million of the Revolving Credit Facility for the issuance of letters of credit and up to $40 million for swing line loans. The Company has the option to establish a new class of term loans and/or increase the amount of the Revolving Credit Facility in an aggregate principal amount for all such incremental term loans and increases of the Revolving Credit Facility of up to the sum of (x) $175 million plus (y) an amount such that the Company’s Consolidated First Lien Secured Leverage Ratio (as defined in the Credit Agreement) would not be greater than 2.75 to 1.00, in each case, to the extent that any one or more lenders, whether or not currently party to the Credit Agreement, commits to be a lender for such amount or any portion thereof.

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at December 31, 2025.

On October 23, 2025, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement (as further amended by the Amendment, the “Amended Credit Agreement”), among the Company, the guarantors, the lenders party thereto and Truist Bank, as administrative agent.

Pursuant to the Amendment, the Credit Agreement was amended to, among other things: (i) extend the maturity date of the Revolving Credit Facility for participating Revolving Credit Lenders, as defined in the Amended Credit Agreement, in an aggregate principal amount of $452 million to the earlier of (x) October 27, 2027 and (y) the date of the termination in whole of the Revolving Credit Facility, pursuant to the terms of the Amended Credit Agreement, and (ii) effect certain other conforming changes and modifications consistent with the foregoing. The remaining $48 million under the Revolving Credit Facility that was not extended will continue to mature on the earlier of (x) October 27, 2026 and (y) the date of the termination in whole of the Revolving Credit Facility, pursuant to the terms of the Amended Credit Agreement.

Note 10. Postretirement Benefit Obligations

Defined Contribution Benefit Plan

On January 1, 2017, the Company established a defined contribution plan which covers all eligible U.S. employees. Our plan allows eligible employees to contribute a portion of their cash compensation to the plan to save for their future retirement needs. The Company matches 50% or 75% of the first 8% of contributions for employees covered by a collective bargaining agreement, dependent upon the terms of the respective collective bargaining agreement and matches 75% of the first 8% of the employee’s contribution election for all other employees. The plan’s matching contributions vest after three years of service with the Company. The Company may also provide an additional discretionary retirement savings contribution which is at the sole discretion of the Company. The Company made contributions to the defined contribution plan of $6.7 million, $6.8 million and $6.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Change in benefit obligation:	2025	2024	2023
Benefit obligation at January 1,	$87,288	$93,270	$80,174
Service Cost	3,961	4,877	4,906
Interest Cost	4,684	4,524	4,048
Actuarial losses (gains)	5,782	(12,285)	6,636
Benefits Paid	(3,510)	(3,098)	(2,494)
Benefit obligation at December 31,	$98,205	87,288	93,270

Change in plan assets:
Fair value of plan assets at January 1,	89,039	86,084	77,362
Actual return on plan assets	15,683	6,053	11,216
Benefits paid	(3,510)	(3,098)	(2,494)
Fair value of plan assets at December 31,	101,212	89,039	86,084

Under (Over)-Funded status of plan	$(3,007)	$(1,751)	$7,186

Amounts recognized in Balance Sheet consists of:
Accrued pension liabilities-current (1)	$—	$—	$3,526
Accrued pension liabilities-noncurrent (2)	—	—	3,660
Pension asset-noncurrent (3)	(3,007)	(1,751)	—
Total pension liabilities (assets) recognized	$(3,007)	$(1,751)	$7,186

(1) Included in accrued liabilities on Balance Sheet
(2) Included in postretirement benefit obligations on Balance Sheet
(3) Included in other assets on Balance Sheet

Pension amount recognized in accumulated other comprehensive loss (income) associated with the Company's pension plan are as follows for:

	Years Ended December 31,
	2025	2024	2023
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net actuarial gain	(18,658)	(14,725)	(1,271)
Pension amount recognized in other comprehensive income:	$(18,658)	$(14,725)	$(1,271)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for our pension plan include the following components:

	Years Ended December 31,
	2025	2024	2023
Net periodic pension cost (benefit)
Service cost	$3,961	$4,877	$4,906
Interest cost	4,684	4,524	4,048
Expected return on plan assets	(5,038)	(4,884)	(4,396)
Recognition of actuarial gain	(930)	—	—
Net periodic Pension Cost	2,677	4,517	4,558
Other changes in benefits obligations recognized in other comprehensive loss (income)
Actuarial gain	(3,933)	(13,455)	(184)
Total recognized in other comprehensive income	(3,933)	(13,455)	(184)
Total net periodic pension cost (benefit) recognized in Other comprehensive income	$(1,256)	$(8,938)	$4,374

The estimated actuarial gain that was amortized from accumulated other comprehensive income (loss) into net periodic benefit cost was $0.9 million in 2025 and nil in 2024 and 2023.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our pension plan were as follows:

Key actuarial assumptions used to determine benefit obligations at December 31,	2025	2024	2023
Effective discount rate for benefit obligation	5.6%	5.8%	5.1%
Expected annual rate of compensation increase	2.8%	2.9%	2.9%

Key actuarial assumptions used to determine the net periodic benefit cost for the years ended December 31,	2025	2024	2023
Effective discount rate for service cost	5.8%	5.1%	5.3%
Effective discount rate for interest cost	5.5%	4.9%	5.1%
Expected long-term rate of return	6.5%	6.5%	6.5%
Expected annual rate of compensation increase	2.9%	2.9%	2.9%

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

The accumulated benefit obligation for our pension plan was $89.9 million, $79.7 million and $81.3 million as of December 31, 2025, 2024 and 2023, respectively.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid during the following years:

2026	$4,407
2027	5,069
2028	5,516
2029	6,146
2030	6,646
Thereafter	39,201

Our general funding policy for our pension plan is to contribute amounts at least sufficient to satisfy regulatory funding standards. The Company was not required to make pension plan contributions during the years ended December 31, 2025, 2024 and 2023. Earnings from our investments were sufficient to satisfy pension funding requirements under the AdvanSix Retirement Earnings Plan during these periods.

The Company expects to make pension plan contributions during 2026 sufficient to satisfy pension funding requirements estimated to be approximately $3 million, as well as evaluate contributions in future years sufficient to satisfy pension funding requirements in those periods.

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

The target asset allocation percent for the Company's pension plan assets is summarized as follows:

	Years Ended December 31,
	2025	2024
Cash and cash equivalents	3%	3%
US and non-US equity securities	36%	44%
Fixed income/ real estate/ other securities	32%	33%
Alternative equity	29%	20%
Total Pension Assets	100%	100%

Fixed income and other securities include investment grade securities covering the Treasury, agency, asset-backed, mortgage-backed and credit sectors of the U.S. Bond Market, as well as listed real estate companies and real estate investment trusts located in both developed and emerging markets.

	Fair Value at December 31,
Fair Value Measurements	2025	2024	2023
Level 1 Investments
Mutual Fund	$31,582	$—	$—

Investments valued using NAV per share
Emerging Markets Region Equities	6,214	5,184	4,839
International Region Equities	18,821	17,618	16,975
United States Equities	14,906	41,235	38,324
United States Bonds	27,677	22,034	22,988
Real Estate	1,414	1,360	1,391
Cash Fund	598	1,608	1,567
Total Pension Plan Assets at Fair Value	$101,212	$89,039	$86,084

The pension plan assets are invested in collective investment trust funds, mutual funds and pooled separate accounts, as shown above. The collective investment trust funds and pooled separate accounts are measured at fair value using the net asset value ("NAV") per share practical expedient and have not been classified in the fair value hierarchy. The mutual funds are classified as Level 1 in the fair value hierarchy.

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

We assumed from Honeywell all health, safety and environmental (“HSE”) liabilities and compliance obligations related to the past and future operations of our current business, as well as all HSE liabilities associated with our three current manufacturing locations and the other locations used in our current operations, including any cleanup or other liabilities related to any contamination that may have occurred at such locations in the past. Honeywell retained all HSE liabilities related to former business locations or the operation of our former businesses. Although we have ongoing environmental remedial obligations at certain of our facilities, in the past three years, the associated remediation costs have not been material, and we do not expect our known remediation costs to be material for 2026.

Unconditional Purchase Obligations

In the normal course of business, the Company makes commitments to purchase goods with various vendors which are consistent with our expected requirements and generally relate to cumene, sulfur and natural gas as well as a long-term agreement for loading, unloading and the handling of a portion of our ammonium sulfate export volumes.

Future minimum payments for these unconditional purchase obligations as of December 31, 2025 are as follows (dollars in thousands):

Year	Amount
2026	$171,479
2027	152,036
2028	148,201
2029	144,876
2030	9,441
Thereafter	90,000
$716,033

Note 12. Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustment	Postretirement Benefit Obligations Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2022	$(5,098)	$758	$143	$(4,197)

Other comprehensive income (loss)	63	184	(197)	50
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax expense (benefit)	—	(44)	47	3
Current period change	63	140	(150)	53
Balance at December 31, 2023	(5,035)	898	(7)	(4,144)

Other comprehensive income (loss)	(109)	13,454	—	13,345
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax expense (benefit)	—	(3,231)	—	(3,231)
Current period change	(109)	10,223	—	10,114
Balance at December 31, 2024	(5,144)	11,121	(7)	5,970

Other comprehensive income (loss)	34	3,933	—	3,967
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax expense (benefit)	—	(948)	7	(941)
Current period change	34	2,985	7	3,026
Balance at December 31, 2025	$(5,110)	$14,106	$—	$8,996

Note 13. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
	2025	2024	2023
Basic
Net Income	$49,286	$44,149	$54,623

Weighted average common shares outstanding	26,901,046	26,828,338	27,302,254

EPS – Basic	$1.83	$1.65	$2.00

	Years Ended December 31,
	2025	2024	2023
Diluted
Net Income	$49,286	$44,149	$54,623

Weighted average common shares outstanding – Basic	26,901,046	26,828,338	27,302,254

Dilutive effect of unvested equity awards	426,403	426,875	705,376

Weighted average common shares outstanding – Diluted	27,327,449	27,255,213	28,007,630

EPS – Diluted	$1.80	$1.62	$1.95

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2025, 2024 and 2023, stock options of 950,283, 834,288 and 475,359, respectively, were anti-dilutive and excluded from the computations of dilutive EPS.

In September 2017, the Board of Directors (the "Board") adopted the AdvanSix Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2018. Pursuant to the DCP, our directors may elect to defer their cash retainer fees and allocate their deferrals to the AdvanSix stock unit fund. Each unit allocated under the stock unit fund represents the economic equivalent of one share of common stock. Units are paid out in shares of AdvanSix common stock upon distribution. As of December 31, 2025, a total of 80,850 units were allocated to the AdvanSix stock unit fund under the DCP.

On May 4, 2018, the Company announced that the Board authorized a share repurchase program of up to $75 million of the Company’s common stock. On February 22, 2019, the Company announced that the Board authorized a share repurchase program of up to an additional $75 million of the Company's common stock, which was in addition to the remaining capacity available under the May 2018 share repurchase program. Repurchases may be made, from time to time, on the open market, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Exchange Act of 1934, as amended. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time. The par value of the shares repurchased is applied to Treasury stock and the excess of the purchase price over par value is applied to Additional paid in capital. During 2025, the Company had repurchased 61,660 shares of common stock, all of which were withheld to cover the tax withholding obligations in connection with the vesting awards, for an aggregate of $1.7 million at a weighted average market price of $26.90 per share. The purchase of shares reduces the weighted average number of shares outstanding in the basic and diluted earnings per share calculations.

Note 14. Stock-Based Compensation Plans

On September 8, 2016, prior to the Spin-Off, our Board adopted, and Honeywell, as our sole stockholder, approved, the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, and the material terms of performance-based compensation were approved by the Company's stockholders for tax purposes at our 2017 annual meeting of stockholders (the "Original Plan"). The Original Plan was amended and restated as the 2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated, which was approved by stockholders of the Company at the Annual Meetings of Stockholders held on June 23, 2020 and subsequently on June 15, 2022 (the “Equity Plan”). As a result, no further grants will be made under the Original Plan. The Equity Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards and non-share-based awards. The maximum aggregate number of shares of our common stock that may be issued under all stock-based awards granted under the Equity Plan is 2,594,395, subject to adjustment in accordance with the terms of the Equity Plan. Under the Equity Plan, the shares underlying all full-value awards, including those granted to non-employee directors, will be counted against the share reserve on a 1.55-for-one basis. Shares underlying stock option awards and SARs will be counted against the share reserve on a one-for-one basis.

Under the terms of the Equity Plan, there were approximately 1,300,000 shares of AdvanSix common stock available for future grants of full-value awards at December 31, 2025.

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

The following table summarizes information about RSU activity related to the Equity Plan:

	Number of Restricted Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2022	396	$25.53
Granted	178	34.75
Vested	(218)	15.83
Forfeited	(19)	38.92
Non-vested at December 31, 2023	337	35.97
Granted	320	25.77
Vested	(150)	28.52
Forfeited	(47)	33.53
Non-vested at December 31, 2024	460	31.53
Granted	314	26.01
Vested	(156)	32.36
Forfeited	(85)	29.99
Non-vested at December 31, 2025	533	$28.28

As of December 31, 2025, there was approximately $6.3 million of total unrecognized compensation cost related to non-vested RSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.1 years.

The following table summarizes information about the income statement impact from RSUs for the Years Ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Compensation expense	$6,193	$5,670	$4,049
Future income tax benefit recognized	$2,037	$1,186	$1,107

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

The following table summarizes information about the income statement impact from stock options for the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
Compensation expense	$162	$822	$1,651
Future income tax benefit recognized	$613	$1,498	$1,215

The fair value related to stock options granted was determined using Black-Scholes option pricing model and the weighted average assumptions are shown in the table below:

	Years Ended December 31,
Key Black-Scholes Assumptions	2025	2024	2023
Risk-free interest rate	—%	—%	4.1%
Expected term (years)	0	0	6
Volatility	—%	—%	46.5%
Dividend yield	—%	—%	1.4%
Fair value per stock option	$—	$—	$18.04

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is determined based on the average volatility of peer companies with similar option terms. The expected term is determined using a simplified approach, calculated as the mid-point between the vesting period and the contractual term of the award. The risk-free interest rate is determined based upon the yield of an outstanding U.S. Treasury note with a term equal to the expected term of the option granted. No stock options were awarded during 2025.

The following table summarizes information about stock option activity related to the Equity Plan:

	Number of Shares (In Thousands)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	883	27.97	6.81	$8,870
Exercisable at December 31, 2022	578	$27.49	6.06	$6,082

Granted	86	41.15
Exercised	(9)	28.14
Forfeited	—	—
Expired	(3)	33.27
Outstanding at December 31, 2023	957	29.26	6.17	$4,446
Exercisable at December 31, 2023	728	$26.47	5.46	$4,412

Granted	—	—
Exercised	(24)	17.96
Forfeited	(8)	40.43
Expired	(8)	36.12
Outstanding at December 31, 2024	917	29.40	5.16	$3,536
Exercisable at December 31, 2024	828	$28.20	4.87	$3,536

Granted	—	—
Exercised	(17)	14.29
Forfeited	(5)	40.42
Expired	(65)	34.38
Outstanding at December 31, 2025	830	29.25	4.18	$654
Exercisable at December 31, 2025	805	$28.86	4.08	$654

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

As of December 31, 2025, there was no unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of approximately 0.2 years.

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

The following table summarizes information about PSU activity related to the Equity Plan:

	Number of Performance Stock Units (In Thousands)	Weighted Average Grant Date Fair Value (Per Share)
Non-vested at December 31, 2022	395	$23.04
Granted	93	42.63
Vested	(193)	14.29
Forfeited	(1)	38.84
Non-vested at December 31, 2023	294	37.77
Granted	144	28.00
Vested	(108)	30.37
Forfeited	(33)	35.86
Non-vested at December 31, 2024	297	35.95
Performance adjustment	(83)	41.67
Granted	143	29.85
Vested	—	—
Forfeited	(41)	32.60
Non-vested at December 31, 2025	316	$32.14

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

As of December 31, 2025, there was approximately $3.7 million of total unrecognized compensation cost related to non-vested PSUs granted under the Equity Plan which is expected to be recognized over a weighted-average period of 1.3 years.

The following table summarizes information about the income statement impact from PSUs for the year ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
Compensation expense	$368	$1,411	$2,612
Future income tax benefit recognized	$148	$216	$703

Note 15. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the year ended December 31, 2025.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(7,572)	$29,248	$36,820	$(5,666)	$31,154
Licenses	18,451	(7,842)	10,609	18,451	(6,919)	11,532
Trade names	1,100	(862)	238	1,100	(642)	458
Total	$56,371	$(16,276)	$40,095	$56,371	$(13,227)	$43,144

For each of the years ended December 31, 2025 and 2024, the Company recorded amortization expense on intangible assets of $3.0 million.

The estimated aggregate amortization expense for each of the next five years is as follows:

Year	Amount
2026	$3,049
2027	2,866
2028	2,829
2029	2,829
2030	2,829

Note 16. Supplier Finance Programs

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

The total amount due to the financial intermediaries to settle supplier invoices under all of its supplier finance programs at December 31, 2025 and 2024, are as follows (in thousands):

	December 31,
	2025	2024
Confirmed obligations outstanding at the beginning of the period	$19,155	$17,076
Invoices confirmed during the period	51,992	62,933
Confirmed invoices paid during the period	(62,154)	(60,854)
Confirmed obligations outstanding at the end of the period	$8,993	$19,155

These amounts outstanding are included in Accounts payable.

Note 17. Segment Related Information

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

The CODM’s performance assessment and resource allocation for the chemical manufacturing segment is based on net income which is also reported on the income statement as net income, the measure of segment assets which is also reported on the balance sheet as total assets, and capital expenditures which is also reported in the statement of cash flows.

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

Significant expense information reviewed by the CODM was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenue	$1,522,233	$1,517,557	$1,533,599
Less:
Variable costs of goods sold *	663,871	691,300	711,169
Plant costs	500,596	487,671	470,457
Freight and distribution costs	184,172	176,849	177,095
Selling, general, and administrative expense	104,750	94,023	95,538
Other segment items **	19,558	23,565	24,717
Segment net income	$49,286	$44,149	$54,623
*Variable costs of goods sold includes the raw material costs associated with volumes sold during the period as well as insurance settlement proceeds, when applicable.
**Other segment items include research and development expense, interest income and expense, capitalized interest, other non-operating expense, and income tax expense.

Note 18. Subsequent Events

As announced on February 20, 2026, the Board declared a quarterly cash dividend of $0.16 per share on the Company's common stock, payable on March 23, 2026 to stockholders of record as of the close of business on March 9, 2026.

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

Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2025, the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report, which is included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the third quarter of the year ended December 31, 2025, the Company implemented the new enterprise resource planning ("ERP") system which replaced existing operating and financial systems. The new ERP system is designed to provide enhanced transactional processing, reporting, security and management tools. The Company evaluated its control processes and determined that no significant modifications were needed to maintain the effectiveness of its internal controls over financial reporting. The Company will continue to monitor and evaluate its control processes to determine whether any modifications are needed to maintain the effectiveness of its internal controls over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to the directors and executive officers of the Company, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 and the Company's insider trading policy, as required by this Item 10, will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2026 annual meeting of stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2025 (the "2026 Proxy Statement") in the sections titled "Proposal No. 1" Election of Directors—Nominees for Election," "SEC Filings and Section 16(a) Reports—Delinquent Section 16(a) Reports," and "Executive Compensation—Insider Trading Policy;" and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of AdvanSix appears in Part I of this Annual Report on Form 10-K under the heading "Information about our Executive Officers".

The members of the Audit Committee of the Board are: Donald P. Newman (Chair), Daniel F. Sansone, Sharon S. Spurlin and Jeffrey J. Bird. The Board has determined that each of Mr. Newman, Mr. Sansone, Ms. Spurlin and Mr. Bird has been designated as an audit committee financial expert as defined by applicable SEC rules and that each satisfies the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.

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

Item 11. Executive Compensation

Information relating to executive compensation and the Compensation Committee, as required by this Item 11, will be contained in the 2026 Proxy Statement in the sections titled “Executive Compensation,” “Corporate Governance—Director Compensation,” “Corporate Governance—Director Compensation—Fiscal Year 2025,” “Corporate Governance—Board Committees—Compensation Leadership Development Committee Interlocks and Insider Participation,” and “Corporate Governance—Board Committees—Policy and Practices Regarding Equity Awards,”, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2026 Proxy Statement in the sections titled "Executive Compensation—Equity Compensation Plan Information Table" and "Stock Ownership Information," and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information relating to our independent directors and certain relationships and related transactions, as required by this Item 13, will be contained in the 2026 Proxy Statement in the sections titled “Corporate Governance—Director Independence” and “Corporate Governance—Policy and Procedures Governing Related Party Transactions,” and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services, as required by this Item 14, will be contained in the 2026 Proxy Statement in the section titled "Proposal No.2: Ratification of Appointment of Independent Registered Public Accountants," and such information is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)	41
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	43
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	44
Consolidated Balance Sheets at December 31, 2025 and 2024	45
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	46
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023	47
Notes to Consolidated Financial Statements	48

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

3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2025).

3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 20, 2023).

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 21, 2020).

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

10.3
Offer of Employment Letter between Honeywell International Inc. and Erin N. Kane, dated April 19, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †

10.4
Offer of Employment Letter between AdvanSix Inc. and Siddharth Manjeshwar, dated September 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2024) †

10.5
Employment Separation Agreement and Release between AdvanSix Inc. and Siddharth Manjeshwar, dated July 9, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2025)†

10.6
Offer of Employment Letter between Honeywell International Inc. and Michael Preston, dated May 13, 2016 (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Form 10 filed on July 25, 2016). †

10.7
Offer of Employment Letter between AdvanSix Inc. and Achilles B. Kintiroglou, dated February 24, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2020) †

10.8
Offer of Employment Letter between AdvanSix Inc. and Kelly Slieter, dated May 25, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020) †

10.9
Offer of Employment Letter between AdvanSix Inc. and Christopher Gramm, dated as of August 19, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

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

10.12
2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (effective June 15, 2022) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2022) †

10.13
2016 Stock Incentive Plan of AdvanSix Inc. and its Affiliates, as Amended and Restated (effective June 18, 2025) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 20, 2025) †

10.14
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016). †

10.15
Form of Restricted Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.16
Form of Restricted Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2023). †

10.17
Form of Performance Stock Unit Agreement under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.18
Form of Performance Stock Unit Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2023). †

10.19
Form of Stock Option Award Agreement under the AdvanSix Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017). †

10.20
Form of Stock Option Award Agreement for Executive Officers under the AdvanSix Inc. 2016 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2023). †

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

10.25
Amendment No. 1 and Amendment No. 2 to Amended and Restated Caprolactam and Polymer Supply Agreement, dated as of October 1, 2021 and January 1, 2023, respectively, by and between AdvanSix Resins Chemicals LLC and Shaw Industries Group, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on February 17, 2023)**

10.26
Amendment No. 3 to Amended and Restated Caprolactam and Polymer Supply Agreement, dated as of May 1, 2024, by and between AdvanSix Resins and Chemicals LLC and Shaw Industries Group, Inc.** (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)**

Exhibit No.	Description

10.27
Credit Agreement, dated as of October 27, 2021, among AdvanSix Inc., the lenders party thereto and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2021).

10.28
First Amendment to Credit Agreement, dated as of June 27, 2023, among AdvanSix Inc., the lenders party thereto and Truist Bank, as administrative agent (with annexed Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2023).

10.29
Amendment No. 2 to Credit Agreement, dated as of October 23, 2025, among AdvanSix Inc., the guarantors, the lenders signatory thereto and Truist Bank, as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 23, 2025).

19.1
AdvanSix Inc. Policy Regarding Insider Trading and Other Transactions in AdvanSix Securities (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 21, 2025).

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

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted for certain information contained in Exhibit 10.24 and the omitted portions have been filed separately with the SEC.
**	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSIX INC.

Date: February 20, 2026	By:	/s/ Christopher Gramm
Christopher Gramm
Vice President and Interim Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erin N. Kane, Christopher Gramm, and Achilles B. Kintiroglou, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Erin N. Kane Erin N. Kane President and Chief Executive Officer, and Director (Principal Executive Officer)	/s/ Todd D. Karran Todd D. Karran Independent Chairman of the Board
/s/ Jeffrey J. Bird Jeffrey J. Bird Director	/s/ Gena C. Lovett Gena C. Lovett, Ph.D. Director
/s/ Donald P. Newman Donald P. Newman Director	/s/ Dana O'Brien Dana O'Brien Director
/s/ Daryl Roberts Daryl Roberts Director	/s/ Daniel F. Sansone Daniel F. Sansone Director
/s/ Sharon S. Spurlin Sharon S. Spurlin Director	/s/ Patrick S. Williams Patrick S. Williams Director
/s/ Christopher Gramm Christopher Gramm Vice President and Interim Chief Financial Officer (Principal Financial Officer)	/s/ Rachael E. Ryan Rachael E. Ryan Vice President and Controller (Principal Accounting Officer)
February 20, 2026