Form 10-Q
period 2026-03-31
AdvanSix Inc.
filed 2026-05-08
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
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

The registrant had 26,959,036 shares of common stock, $0.01 par value, outstanding at May 1, 2026.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Sales	$404,183	$377,791
Costs, expenses and other:
Cost of goods sold	400,381	324,320
Selling, general and administrative expenses	22,518	23,409
Interest expense, net	2,430	1,541
Other non-operating income, net	(469)	(408)
Total costs, expenses and other	424,860	348,862

Income (loss) before taxes	(20,677)	28,929
Income tax expense (benefit)	(5,131)	5,585
Net income (loss)	$(15,546)	$23,344

Earnings per common share
Basic	$(0.58)	$0.87
Diluted	$(0.58)	$0.86
Weighted average common shares outstanding
Basic	26,980,742	26,838,146
Diluted	26,980,742	27,289,144

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(15,546)	$23,344
Foreign exchange translation adjustment	8	11
Cash-flow hedges	—	7
Other comprehensive income, net of tax	8	18
Comprehensive income (loss)	$(15,538)	$23,362

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$17,574	$19,766
Accounts and other receivables – net	207,607	154,102
Inventories – net	201,358	236,495
Taxes receivable	22,092	21,605
Other current assets	5,360	8,639
Total current assets	453,991	440,607
Property, plant and equipment – net	965,087	963,718
Operating lease right-of-use assets	155,044	164,494
Goodwill	56,192	56,192
Intangible assets	39,333	40,095
Other assets	41,106	41,042
Total assets	$1,710,753	$1,706,148

LIABILITIES
Current liabilities:
Accounts payable	$284,334	$284,016
Accrued liabilities	30,546	45,945
Income taxes payable	579	1,100
Operating lease liabilities – short-term	43,670	44,354
Deferred income and customer advances	11,303	14,536
Total current liabilities	370,432	389,951
Deferred income taxes	150,641	154,061
Operating lease liabilities – long-term	112,690	121,201
Line of credit – long-term	270,000	215,000
Other liabilities	10,701	10,719
Total liabilities	914,464	890,932

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 33,345,325 shares issued and 26,959,036 outstanding at March 31, 2026; 33,177,824 shares issued and 26,864,035 outstanding at December 31, 2025	334	332
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Treasury stock at par (6,386,289 shares at March 31, 2026; 6,313,789 shares at December 31, 2025)	(64)	(63)
Additional paid-in capital	144,066	142,932
Retained earnings	642,949	663,019
Accumulated other comprehensive income	9,004	8,996
Total stockholders' equity	796,289	815,216
Total liabilities and stockholders' equity	$1,710,753	$1,706,148
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(15,546)	$23,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,958	19,178
(Gain) loss on disposal of assets	4	(210)
Deferred income taxes	(3,420)	4,054
Stock-based compensation	2,045	1,978
Amortization of deferred financing fees	123	155
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(53,497)	(33,652)
Inventories	35,137	(10,471)
Taxes receivable	(487)	448
Accounts payable	16,162	19,362
Income taxes payable	(521)	1,543
Accrued liabilities	(15,163)	(4,949)
Deferred income and customer advances	(3,233)	(10,956)
Other assets and liabilities	2,106	1,619
Net cash provided by (used for) operating activities	(15,332)	11,443

Cash flows from investing activities:
Expenditures for property, plant and equipment	(35,936)	(34,062)
Other investing activities	(227)	(2,732)
Net cash used for investing activities	(36,163)	(36,794)

Cash flows from financing activities:
Borrowings from line of credit	139,500	118,500
Repayments of line of credit	(84,500)	(98,500)
Principal payments of finance leases	(263)	(247)
Dividend payments	(4,313)	(4,290)
Purchase of treasury stock	(1,275)	(1,486)
Issuance of common stock	154	154
Net cash provided by financing activities	49,303	14,131

Net change in cash and cash equivalents	(2,192)	(11,220)
Cash and cash equivalents at beginning of period	19,766	19,564
Cash and cash equivalents at the end of period	$17,574	$8,344

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$11,006	$14,605

Supplemental cash activities:
Cash paid for interest	$2,307	$584
Cash paid for income taxes, net of refund	$247	$—

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2025	33,177,824	$332	$142,932	$663,019	$(63)	$8,996	$815,216

Net loss	—	—	—	(15,546)	—	—	(15,546)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	8	8
Other comprehensive income, net of tax	—	—	—	—	—	8	8
Issuance of common stock	167,501	2	152	—	—	—	154
Purchase of treasury stock (72,500 shares)	—	—	(1,274)	—	(1)	—	(1,275)
Stock-based compensation	—	—	2,045	—	—	—	2,045
Dividends	—	—	211	(4,524)	—	—	(4,313)
Balance at March 31, 2026	33,345,325	$334	$144,066	$642,949	$(64)	$9,004	$796,289

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2024	32,989,165	$330	$136,872	$631,541	$(63)	$5,970	$774,650

Net income	—	—	—	23,344	—	—	23,344
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	11	11
Cash-flow hedges	—	—	—	—	—	7	7
Other comprehensive income, net of tax	—	—	—	—	—	18	18
Issuance of common stock	124,214	1	153	—	—	—	154
Purchase of treasury stock (53,432 shares)	—	—	(1,486)	—	—	—	(1,486)
Stock-based compensation	—	—	1,978	—	—	—	1,978
Dividends	—	—	160	(4,450)	—	—	(4,290)
Balance at March 31, 2025	33,113,379	$331	$137,677	$650,435	$(63)	$5,988	$794,368

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

1. Organization, Operations and Basis of Presentation

Description of Business

AdvanSix Inc. ("AdvanSix," the "Company," "we" or "our") is a vertically integrated chemistry company that produces essential materials for diverse end markets. Our value chain of our five U.S.-based manufacturing facilities plays a critical role in global supply chains and enables us to innovate and deliver essential products for our customers across building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives, electronics and other end markets. Guided by our core values of Safety, Integrity, Accountability and Respect, AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients and chemical intermediates.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2026, and its results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three months ended March 31, 2026 and 2025 were April 4, 2026 and March 29, 2025, respectively, which resulted in six additional reporting days in the current year period from our normal quarterly closing procedures.

Liabilities to creditors to whom we have issued checks that remained outstanding at March 31, 2026 and December 31, 2025 aggregated to $9.0 million and $4.9 million, respectively. These were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

As of March 31, 2026, the Company has repurchased a total of 6,386,289 shares of common stock, including 1,140,833 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $195.4 million at a weighted average market price of $30.59 per share. As of March 31, 2026, approximately $62.0 million remained available for share repurchases under the current authorization approved by the Company's Board of Directors (the "Board") on February 17, 2023. During the period April 1, 2026 through May 1, 2026, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

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

In August 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Practical Expedient for Measuring Expected Credit Losses on Certain Financial Assets. The amendments in this ASU provide a simplified approach for estimating credit losses on certain financial assets, including current accounts receivable, by permitting entities to elect a practical expedient when measuring expected credit losses. Under current guidance, when estimating expected credit losses, an entity must (1) consider not only historical loss experience but also adjust that information to reflect current conditions and reasonable and supportable forecasts and (2) include a measure of expected credit loss even if that risk is remote. The amendments in this ASU allow an entity, as a practical expedient, to: (1) Assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of the financial asset; and (2) continue to adjust historical loss information to reflect current conditions to the extent that historical information does not already do so. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual periods. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

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

3. Revenues

Revenue Recognition

AdvanSix serves approximately 375 customers annually, primarily in the United States, spanning a wide variety of industries worldwide. For each of the three months ended March 31, 2026 and 2025, the Company's ten largest customers accounted for approximately 38% of total sales.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended March 31, 2026 and 2025, the Company's sales to Shaw were 9% and 10% of our total sales, respectively.

The Company's revenue by product line, and related approximate percentage of total sales, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025
Nylon	$88,467	22%	$88,369	23%
Caprolactam	67,768	17%	67,432	18%
Plant Nutrients	140,635	35%	128,240	34%
Chemical Intermediates	107,313	26%	93,750	25%
Total	$404,183	100%	$377,791	100%

The Company's revenues by geographic area, and related approximate percentage of total sales, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025
United States	$335,996	83%	$320,447	85%
International*	68,187	17%	57,344	15%
Total	$404,183	100%	$377,791	100%
* Predominantly Latin America, EMEA and Canada.
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the three months ended March 31, 2026:

Opening balance January 1, 2026	$14,536
Additional cash advances	—
Less amounts recognized in revenues	(3,233)
Ending balance March 31, 2026	$11,303

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company expects to recognize as revenue the March 31, 2026 ending balance of Deferred income and customer advances which are predominantly driven by our ammonium sulfate pre-buy program, within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income (loss) divided by the basic weighted average number of common shares outstanding and, where appropriate, diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Basic
Net income (loss)	$(15,546)	$23,344
Weighted average common shares outstanding	26,980,742	26,838,146
EPS – Basic	$(0.58)	$0.87
Diluted
Dilutive effect of equity awards and other stock-based holdings	—	450,998
Weighted average common shares outstanding	26,980,742	27,289,144
EPS – Diluted	$(0.58)	$0.86

Where appropriate, diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

Where appropriate, the diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Options and stock equivalents	853,891	684,374

Dividend activity for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Cash dividends declared per share	$0.16	$0.16
Aggregate dividends paid to shareholders	$4,313	$4,290

5. Accounts and Other Receivables – Net

	March 31, 2026	December 31, 2025
Accounts receivables	$207,060	$153,059
Other	887	1,438
Total accounts and other receivables	207,947	154,497
Less – allowance for credit losses	(340)	(395)
Total accounts and other receivables – net	$207,607	$154,102

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	March 31, 2026	December 31, 2025
Raw materials	$91,824	$116,248
Semi-finished and finished goods	131,773	167,498
Spares and other	33,185	32,877
	256,782	316,623
Reduction to LIFO cost basis	(55,424)	(80,128)
Total inventories	$201,358	$236,495

Substantially all of the Company’s inventories at March 31, 2026 and December 31, 2025 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 5% was valued at average cost using the first-in, first-out (“FIFO”) method at March 31, 2026.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $68.2 million and $61.3 million at March 31, 2026 and December 31, 2025, respectively.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Finance lease cost:
Amortization of right-of-use asset	$285	$254
Interest on lease liabilities	38	41
Total finance lease cost	323	295
Operating lease cost	13,296	13,078
Short-term lease cost	1,837	796
Total lease cost	$15,456	$14,169

As of March 31, 2026, we have no additional operating or finance leases that have not yet commenced.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the three months ended March 31, 2026.

To determine if goodwill is potentially impaired, we may perform either a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying value or a quantitative assessment. The Company most recently performed a qualitative assessment in the fourth quarter of 2025 whereby we considered the enterprise value from the previous quantitative test (including the underlying excess fair value over carrying value), macroeconomic conditions (including changes in interest and discount rates), industry and market considerations, recent and projected financial performance, as well as other factors. The Company concluded that it was not more likely than not that an impairment of the goodwill balances existed.

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

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(8,049)	$28,771	$36,820	$(7,572)	$29,248
Licenses	18,451	(8,072)	10,379	18,451	(7,842)	10,609
Trade names	1,100	(917)	183	1,100	(862)	238
Total	$56,371	$(17,038)	$39,333	$56,371	$(16,276)	$40,095

For each of the three months ended March 31, 2026 and March 31, 2025, the Company recorded amortization expense on intangible assets of $0.8 million.

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

10. Income Taxes

The provision (benefit) for income taxes was ($5.1 million) and $5.6 million for the three months ended March 31, 2026 and 2025, respectively, resulting in an effective tax rate of 24.8% and 19.3%, respectively.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 differed from the U.S. federal statutory rate due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits and the foreign-derived deduction eligible income (FDDEI) deduction (formerly known as the foreign-derived intangible income (FDII) deduction) that generally decrease the rate. During the three months ended March 31, 2025, discrete tax adjustments recorded in the quarter related to Internal Revenue Code (IRC) Section 45Q tax credits of $1.8 million, offset slightly by state tax legislation changes, resulted in a net 5.8% decrease on the rate.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted into law which includes numerous tax provisions affecting businesses, including the reinstatement of full expensing of domestic research and experimental expenditures, modification of the limitation on business interest and making permanent full expensing for certain business property. Several of the major business provisions in the Act became effective in 2025 while other business tax changes are effective for the 2026 tax year. The major business provisions in the Act reduced our cash taxes in 2025 and are expected to reduce our cash taxes in 2026 and future periods.

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

The total amount due to the financial intermediary to settle supplier invoices under the Company's supply chain finance program was approximately $11.0 million as of March 31, 2026 and approximately $9.0 million as of December 31, 2025. These amounts outstanding are included in Accounts payable.

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

Significant expense information reviewed by the CODM was as follows (in thousands):

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended March 31,
	2026	2025
Revenue	$404,183	$377,791
Less:
Variable costs of goods sold *	217,703	152,903
Plant costs	128,592	121,853
Freight and distribution costs	51,242	47,403
Selling, general, and administrative expense	22,518	23,409
Other segment items **	(326)	8,879
Segment net income	$(15,546)	$23,344
*Variable costs of goods sold includes the raw material costs associated with volumes sold during the period as well as insurance settlement proceeds, when applicable.
**Other segment items include research and development expense, interest income and expense, capitalized interest, other non-operating expense, and income tax expense.

13. Subsequent Events

Dividends

As announced on May 8, 2026, the Board declared a quarterly cash dividend of $0.16 per share on the Company's common stock, payable on June 2, 2026 to stockholders of record as of the close of business on May 19, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations, of AdvanSix Inc. (“AdvanSix,” the “Company,” “we” or “our”), which we refer to as our “MD&A,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto contained in this Quarterly Report on Form 10-Q (this "Form 10-Q"), as well as the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors that can affect our performance in both the near- and long-term, including those incorporated by reference in Item 1A of Part II of this Form 10-Q as such factors may be revised or supplemented in subsequent filings with the SEC, as well as those discussed in the section entitled “Note Regarding Forward-Looking Statements” below.

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Exchange Act. When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally; the potential effects of inflationary pressures, tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions, changes in interest rates, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of new or proposed legislation or regulatory, trade or other policies in or impacting the U.S., the conflict between Russia and Ukraine, the conflicts in Israel, Gaza and Iran, as well as any related uncertainty in the surrounding region, and the possible expansion of such conflicts; the effect of any of the foregoing on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks, data privacy incidents and disruptions to our technology infrastructure; risks associated with potential use of artificial intelligence in our operations or those of third party service providers; risks associated with operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics, geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2025 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

Business Overview

AdvanSix is a vertically integrated chemistry company that produces essential materials for diverse end markets. Our value chain of our five U.S.-based manufacturing facilities plays a critical role in global supply chains and enables us to innovate and deliver essential products for our customers across building and construction, fertilizers, agrochemicals, plastics, solvents, packaging, paints, coatings, adhesives, electronics and other end markets. Guided by our core values of Safety, Integrity, Accountability and Respect, AdvanSix strives to deliver best-in-class customer experiences and differentiated products in the industries of nylon solutions, plant nutrients and chemical intermediates. Our key product lines are as follows:

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

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resin, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of March 31, 2026.

•Plant Nutrients – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of March 31, 2026. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops. We also manufacture sulfuric acid, ammonia and carbon dioxide as part of our integrated operations at Hopewell and occasionally sell any excess material not consumed internally to customers externally.

•Chemical Intermediates – We manufacture, market and sell a number of chemical intermediate products that are derived from the manufacturing processes within our integrated supply chain. Most significant is acetone which is used by our customers in the production of solvents, paints, coatings, adhesives, resins and herbicides. Other intermediate chemicals that we manufacture, market and sell include phenol, alpha-methylstyrene, cyclohexanone, oximes, cyclohexanol, and alkyl-amines and specialty amines. Additional end-products for intermediates include automotive components, and water treatment and pharmaceutical intermediates.

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

Recent Developments

Appointment of Senior Vice President and Chief Financial Officer

On April 13, 2026, the Company announced that its Board of Directors (the "Board") appointed Patrick C. Day as Senior Vice President and Chief Financial Officer, effective as of April 27, 2026, to succeed Christopher Gramm who had been serving as Interim Chief Financial Officer. Effective as of such date, Mr. Gramm returned to serving in his role as Vice President of Corporate Finance and Strategic Financial Planning and Analysis for the Company.

Anti-Dumping Duty Petition - Acetone

On November 4, 2024, the U.S. Department of Commerce ("Commerce") initiated the first five-year review of the anti-dumping orders on imports of acetone from Belgium, Singapore, South Africa, South Korea, and Spain. On November 1, 2024, the U.S. International Trade Commission ("ITC") issued its notice of initiation of its five-year review of the orders. The anti-dumping orders and applicable duties were set to continue for another five-year period if Commerce found that revocation of the orders would likely lead to continuation or recurrence of dumping and if the ITC found that revocation would likely lead to continuation or recurrence of material injury to the U.S. domestic industry. On March 7, 2025, Commerce determined that revocation of the anti-dumping orders would likely lead to continuation of recurrence of dumping. In January 2026, the ITC made affirmative determinations that revocation of the orders would likely lead to continuation or recurrence of material injury. As a result of Commerce and ITC's determinations, the orders were extended for another five years.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended March 31,
	2026	2025
Sales	$404,183	$377,791
% change compared with prior year period	7.0%

The change in sales compared to the prior year period is attributable to the following:

Three Months Ended March 31, 2026
Volume	6.0%
Price	1.0%
7.0%

Sales increased in the three months ended March 31, 2026 compared to the prior year period by $26.4 million (approximately 7%) due primarily to (i) higher volume driven primarily by Chemical Intermediates sales (approximately 6%) and (ii) favorable market-based pricing (approximately 3%) primarily driven by an increase in Plant Nutrients reflecting higher nitrogen pricing amid increased sulfur input costs, partially offset by lower raw material pass through pricing following a net cost decrease in benzene and propylene (inputs to cumene which is a key feedstock to our products) (approximately 2%).

See Note 1. Organization, Operations and Basis of Presentation of Notes to the Condensed Consolidated Financial Statements for discussion of the additional reporting days in the current year period resulting from our normal quarterly closing procedures.

Costs of Goods Sold

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$400,381	$324,320
% change compared with prior year period	23.5%
Gross Margin percentage	0.9%	14.2%

Costs of goods sold increased in the three months ended March 31, 2026 compared to the prior year period by $76.1 million (approximately 23%) due primarily to (i) increased raw material costs (approximately 8%) driven by sulfur, (ii) $26 million of insurance proceeds (approximately 8% in the prior year period which did not recur in the current year period), (iii) increased sales volume (approximately 4%) and (iv) increased plant costs (approximately 4%) driven primarily by utility costs and winter storm related expenses.

Gross margin percentage decreased in the three months ended March 31, 2026 compared to the prior year period (approximately 13%) due primarily to (i) absence of insurance proceeds (approximately 6%), (ii) the impact of pricing, net of raw material costs (approximately 5%) and (iii) increased plant costs driven primarily by utility costs and winter storm related expenses (approximately 3%).

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative expenses	$22,518	$23,409
Percentage of Sales	5.6%	6.2%

Selling, general and administrative expenses decreased by $0.9 million in the three months ended March 31, 2026 compared to the prior year period due primarily to the completion of the investment to upgrade our enterprise resource planning system in 2025.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2026	2025
Income tax expense (benefit)	$(5,131)	$5,585
Effective tax rate	24.8%	19.3%

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 differed from the U.S. federal statutory rate due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits and the foreign-derived deduction eligible income (FDDEI) deduction (formerly known as the foreign-derived intangible income (FDII) deduction) that generally decrease the rate. During the three months ended March 31, 2025, discrete tax adjustments recorded in the quarter related to Internal Revenue Code (IRC) Section 45Q tax credits of $1.8 million, offset slightly by state tax legislation changes, resulted in a net 5.8% decrease in the Effective tax rate.

The Company’s effective tax rate for the three months ended March 31, 2026 was higher than the prior year period due primarily to the discrete tax adjustments related to IRC Section 45Q tax credits and state tax legislative changes in the prior year quarter described above.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted into law which includes numerous tax provisions affecting businesses, including the reinstatement of full expensing of domestic research and experimental expenditures, modification of the limitation on business interest and making permanent full expensing for certain business property. Several of the major business provisions in the Act became effective in 2025 while other business tax changes are effective for the 2026 tax year. The major business provisions in the Act reduced our cash taxes in 2025 and are expected to reduce our cash taxes in 2026 and future periods.

Net Income

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(15,546)	$23,344

As a result of the factors described above, Net income (loss) was ($15.5) million for the three months ended March 31, 2026 as compared to $23.3 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(15,546)	$23,344
Non-cash stock-based compensation	2,045	1,978
Non-recurring, unusual or extraordinary expense	—	—
Non-cash amortization from acquisitions	532	532
Strategic advisory and professional fees	—	—
Income tax benefit relating to reconciling items	(440)	(430)
Adjusted Net income (loss) (non-GAAP)	(13,409)	25,424
Interest expense, net	2,430	1,541
Income tax expense (benefit) - Adjusted	(4,691)	6,015
Depreciation and amortization - Adjusted	20,426	18,646
Adjusted EBITDA (non-GAAP)	$4,756	$51,626

Sales	$404,183	$377,791

Adjusted EBITDA Margin* (non-GAAP)	1.2%	13.7%

* Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales.

The following is a reconciliation between the non-GAAP financial measures of Adjusted EPS to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(15,546)	$23,344
Adjusted Net income (loss) (non-GAAP)	(13,409)	25,424

Weighted-average number of common shares outstanding - basic	26,980,742	26,838,146
Dilutive effect of equity awards and other stock-based holdings	—	450,998
Weighted-average number of common shares outstanding - diluted	26,980,742	27,289,144

EPS - Basic	$(0.58)	$0.87
EPS - Diluted	$(0.58)	$0.86
Adjusted EPS - Basic (non-GAAP)	$(0.50)	$0.95
Adjusted EPS - Diluted (non-GAAP)	$(0.50)	$0.93

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, as utilized in the first quarter of 2026, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2025 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements for the next twelve months and beyond. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as unplanned downtime, material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures, dividends and liquidity reflecting disciplined capital deployment. Capital expenditures are deployed for various ongoing investments and initiatives to improve reliability, yield and quality, expand production capacity and comply with health, safety and environmental ("HSE") regulations. We believe that our future cash from operations, cash on hand and available capacity under our credit agreement, as well as our access to credit and capital markets, will provide adequate resources to fund our expected operating and financing needs and obligations. Our ability to fund our capital needs, however, will depend on our ongoing ability to generate cash from operations and access to credit and capital markets, both of which are subject to the risk factors previously disclosed in Item 1A of Part I of our 2025 Form 10-K, as well as general economic, financial, competitive, regulatory and other factors that are beyond our control.

As of the end of the first quarter of 2026, the Company had approximately $17.6 million of cash on hand with approximately $229 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $75 million to $95 million in 2026 compared to $116 million in 2025, reflecting a risk-based prioritization of base investments and enterprise programs with continued progression of growth programs including our SUSTAIN program.

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

We expect that our primary cash requirements for 2026 will be to fund costs associated with ongoing operations, capital expenditures, and amounts related to other contractual obligations.

The Company made no cash contributions to the defined benefit pension plan during the three months ended March 31, 2026 as there were no funding requirements for the period. Additional contributions may be made in future periods sufficient to satisfy pension funding requirements in those periods or on a discretionary basis.

As of March 31, 2026, the Company has repurchased a total of 6,386,289 shares of common stock life-to-date, including 1,140,833 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $195.4 million at a weighted average market price of $30.59 per share. As of March 31, 2026, approximately $62.0 million remained available for share repurchases under the current authorization approved by the Board on February 17, 2023. During the period April 1, 2026 through May 1, 2026, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

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

As of March 31, 2026, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the 2025 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Dividends paid during 2026 and the dividend announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
5/8/2026	5/19/2026	6/2/2026	$0.16	$4.3
2/20/2026	3/9/2026	3/23/2026	$0.16	$4.3

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

The Revolving Credit Facility provided for a scheduled maturity date of October 27, 2026 (which was extended to such date pursuant to an October 2025 amendment, as described in more detail below). The Credit Agreement permits the Company to utilize up to $40 million of the Revolving Credit Facility for the issuance of letters of credit and up to $40 million for swing line loans. The Company has the option to establish a new class of term loans and/or increase the amount of the Revolving Credit Facility in an aggregate principal amount for all such incremental term loans and increases of the Revolving Credit Facility of up to the sum of (x) $175 million plus (y) an amount such that the Company’s Consolidated First Lien Secured Leverage Ratio (as defined in the Credit Agreement) would not be greater than 2.75 to 1.00, in each case, to the extent that any one or more lenders, whether or not currently party to the Credit Agreement, commits to be a lender for such amount or any portion thereof.

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

If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at March 31, 2026 and through the date of the filing of this Form 10-Q.

On October 23, 2025, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement, (as further amended by the Amendment, the “Amended Credit Agreement”), among the Company, the guarantors, the lenders party thereto and Truist Bank, as administrative agent.

Pursuant to the Amendment, the Credit Agreement was amended to, among other things: (i) extend the maturity date of the Revolving Credit Facility for participating Revolving Credit Lenders, as defined in the Amended Credit Agreement, in an aggregate principal amount of $452 million to the earlier of (x) October 27, 2027 and (y) the date of the termination in whole of the Revolving Credit Facility, pursuant to the terms of the Amended Credit Agreement, and (ii) effect certain other conforming changes and modifications consistent with the foregoing. The remaining $48 million under the Revolving Credit Facility that was not extended will continue to mature on the earlier of (x) October 27, 2026 and (y) the date of the termination in whole of the Revolving Credit Facility pursuant to the terms of the Amended Credit Agreement. The Company expects to refinance the Revolving Credit Facility before such maturity date.

We had a borrowed balance of $215 million under the Revolving Credit Facility at December 31, 2025. We borrowed an incremental net amount of $55 million during the three months ended March 31, 2026, bringing the balance under the Revolving Credit Facility to $270 million, and available credit for use of approximately $229 million as of March 31, 2026. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Three Months Ended March 31,
	2026	2025
Cash provided by (used for):
Operating activities	$(15,332)	$11,443
Investing activities	(36,163)	(36,794)
Financing activities	49,303	14,131
Net change in cash and cash equivalents	$(2,192)	$(11,220)

Cash provided by operating activities decreased by $26.8 million for the three months ended March 31, 2026 versus the prior year period due primarily to (i) a $38.9 million decrease in Net income, (ii) a $10.2 million unfavorable impact from Accrued liabilities and (iii) an unfavorable impact of $7.5 million from Deferred income taxes. These net unfavorable impacts were partially offset by a $30.3 million favorable cash impact from working capital (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances).

Cash used for investing activities decreased by $0.6 million for the three months ended March 31, 2026 versus the prior year period due primarily to the timing of cash payments on capital expenditures following prior quarter outages and disciplined spending on replacement maintenance while maintaining progress on growth and other enterprise programs.

Cash provided by financing activities increased by $35.2 million for the three months ended March 31, 2026 versus the prior year period due primarily to net borrowings of $55.0 million during the three months ended March 31, 2026 compared to net borrowings of $20.0 million during the prior year period.
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

The following table summarizes ongoing and expansion capital expenditures:

Three Months Ended March 31, 2026
Capital expenditures in Accounts payable at December 31, 2025	$26,670
Purchases of property, plant and equipment	20,272
Less: Capital expenditures in Accounts payable at March 31, 2026	(11,006)
Cash paid for capital expenditures	$35,936

For 2026, we expect our total capital expenditures to be approximately $75 million to $95 million as discussed in the Liquidity section above.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider these accounting policies to be critical to the understanding of our Condensed Consolidated Financial Statements. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them since the filing of the 2025 Form 10-K, we continue to monitor such methodologies and assumptions.

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the three-month period ended March 31, 2026 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at March 31, 2026, a 25-basis point fluctuation in interest rates for the three months ended March 31, 2026 would have resulted in an increase or decrease to our interest expense of approximately $0.7 million.

See “Note 2. Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Item 8 of our 2025 Form 10-K for a discussion relating to credit and market, commodity price and interest rate risk management.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of March 31, 2026, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Virginia Department of Environmental Quality ("VA DEQ") initiated discussions with the Company regarding certain alleged violations associated with air emissions at the Company’s Hopewell facility. The Company entered into an Order by Consent with the VA DEQ in March 2026, which provided for a civil charge of $2,036,668, of which $25,000 would be paid to the VA DEQ, and the remaining $2,011,668 would be satisfied through (i) supplemental environmental projects protecting the ecosystems and the environment by performing NOx emission reduction capital projects with a required completion date of December 31, 2027 and (ii) paying $250,000 to the VA DEQ for design and/or implementation of wastewater treatment facility measures at the Hopewell Regional Wastewater Treatment Facility.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of the 2025 Form 10-K, which are hereby incorporated by reference.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended March 31, 2026. During the quarter ended March 31, 2026, no additional shares were purchased under our share repurchase program and 72,500 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2026		—	$—	—	$61,957,898
February 2026		—	—	—	61,957,898
March 2026	(1)	72,500	17.60	—	61,957,898
Total		72,500	$17.60	—
(1) Total number of shares purchased includes 72,500 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period April 1, 2026 through May 1, 2026, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

On March 13, 2026, Achilles B. Kintiroglou, the Company’s Senior Vice President, General Counsel and Corporate Secretary, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 2,000 shares and the exercise and sale of 2,530 stock options. Mr. Kintiroglou’s plan will expire on March 5, 2027.

On March 13, 2026, Erin N. Kane, the Company’s President and Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 52,500 shares and the exercise and sale of 53,688 stock options. Ms. Kane’s plan will expire on March 5, 2027.

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

ADVANSIX INC.

Date: May 8, 2026	By:	/s/ Patrick C. Day
Patrick C. Day
Senior Vice President and Chief Financial Officer