Form 10-Q
period 2026-06-30
AdvanSix Inc.
filed 2026-08-07
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
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

The registrant had 27,001,186 shares of common stock, $0.01 par value, outstanding at July 31, 2026.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$421,284	$410,022	$825,468	$787,813
Costs, expenses and other:
Cost of goods sold	390,183	351,308	790,565	675,628
Selling, general and administrative expenses	22,054	25,416	44,572	48,825
Interest expense, net	2,608	2,255	5,038	3,796
Other non-operating income, net	(215)	(607)	(684)	(1,015)
Total costs, expenses and other	414,630	378,372	839,491	727,234

Income (loss) before taxes	6,654	31,650	(14,023)	60,579
Income tax expense (benefit)	3,406	279	(1,725)	5,864
Net income (loss)	$3,248	$31,371	$(12,298)	$54,715

Earnings per common share
Basic	$0.12	$1.17	$(0.46)	$2.04
Diluted	$0.12	$1.15	$(0.46)	$2.01
Weighted average common shares outstanding
Basic	27,046,372	26,896,037	27,013,738	26,867,252
Diluted	27,602,088	27,223,309	27,013,738	27,248,976

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3,248	$31,371	$(12,298)	$54,715
Foreign exchange translation adjustment	(22)	24	(14)	35
Cash-flow hedges	—	—	—	7
Other comprehensive income (loss), net of tax	(22)	24	(14)	42
Comprehensive income (loss)	$3,226	$31,395	$(12,312)	$54,757

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,217	$19,766
Accounts and other receivables – net	187,429	154,102
Inventories – net	194,145	236,495
Taxes receivable	20,510	21,605
Other current assets	15,560	8,639
Total current assets	424,861	440,607
Property, plant and equipment – net	964,867	963,718
Operating lease right-of-use assets	147,454	164,494
Goodwill	56,192	56,192
Intangible assets	38,570	40,095
Other assets	41,072	41,042
Total assets	$1,673,016	$1,706,148

LIABILITIES
Current liabilities:
Accounts payable	$243,287	$284,016
Accrued liabilities	43,558	45,945
Income taxes payable	73	1,100
Operating lease liabilities – short-term	42,841	44,354
Deferred income and customer advances	1,980	14,536
Total current liabilities	331,739	389,951
Deferred income taxes	152,172	154,061
Operating lease liabilities – long-term	106,100	121,201
Line of credit – long-term	275,000	215,000
Other liabilities	11,093	10,719
Total liabilities	876,104	890,932

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 33,393,066 shares issued and 27,001,186 outstanding at June 30, 2026; 33,177,824 shares issued and 26,864,035 outstanding at December 31, 2025	334	332
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Treasury stock at par (6,391,880 shares at June 30, 2026; 6,313,789 shares at December 31, 2025)	(64)	(63)
Additional paid-in capital	145,991	142,932
Retained earnings	641,669	663,019
Accumulated other comprehensive income	8,982	8,996
Total stockholders' equity	796,912	815,216
Total liabilities and stockholders' equity	$1,673,016	$1,706,148
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(12,298)	$54,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,751	38,639
(Gain) loss on disposal of assets	134	(177)
Deferred income taxes	(1,889)	6,646
Stock-based compensation	3,878	4,287
Amortization of deferred financing fees	304	309
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(33,341)	(13,994)
Inventories	42,350	(9,378)
Taxes receivable	1,095	(14,740)
Accounts payable	(22,934)	12,423
Income taxes payable	(1,027)	(663)
Accrued liabilities	(2,001)	561
Deferred income and customer advances	(12,556)	(35,680)
Other assets and liabilities	(8,760)	(10,395)
Net cash provided by (used for) operating activities	(5,294)	32,553

Cash flows from investing activities:
Expenditures for property, plant and equipment	(56,650)	(62,327)
Other investing activities	(222)	(5,891)
Net cash used for investing activities	(56,872)	(68,218)

Cash flows from financing activities:
Borrowings from line of credit	261,500	231,500
Repayments of line of credit	(201,500)	(186,500)
Principal payments of finance leases	(513)	(491)
Dividend payments	(8,627)	(8,580)
Purchase of treasury stock	(1,397)	(1,537)
Issuance of common stock	154	155
Net cash provided by financing activities	49,617	34,547

Net change in cash and cash equivalents	(12,549)	(1,118)
Cash and cash equivalents at beginning of period	19,766	19,564
Cash and cash equivalents at the end of period	$7,217	$18,446

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$9,301	$14,762

Supplemental cash activities:
Cash paid for interest	$4,452	$2,297
Cash paid for income taxes, net of refund	$3,795	$15,080

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2025	33,177,824	$332	$142,932	$663,019	$(63)	$8,996	$815,216

Net loss	—	—	—	(15,546)	—	—	(15,546)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	8	8
Other comprehensive income, net of tax	—	—	—	—	—	8	8
Issuance of common stock	167,501	2	152	—	—	—	154
Purchase of treasury stock (72,500 shares)	—	—	(1,274)	—	(1)	—	(1,275)
Stock-based compensation	—	—	2,045	—	—	—	2,045
Dividends	—	—	211	(4,524)	—	—	(4,313)
Balance at March 31, 2026	33,345,325	334	144,066	642,949	(64)	9,004	796,289

Net income	—	—	—	3,248	—	—	3,248
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(22)	(22)
Other comprehensive loss, net of tax	—	—	—	—	—	(22)	(22)
Issuance of common stock	47,741	—	—	—	—	—	—
Purchase of treasury stock (5,591 shares)	—	—	(122)	—	—	—	(122)
Stock-based compensation	—	—	1,833	—	—	—	1,833
Dividends	—	—	214	(4,528)	—	—	(4,314)
Balance at June 30, 2026	33,393,066	$334	$145,991	$641,669	$(64)	$8,982	$796,912

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2026 and 2025 were July 4, 2026 and June 28, 2025, respectively, which resulted in six additional reporting days in the six month period from our normal quarterly closing procedures.

Liabilities to creditors to whom we have issued checks that remained outstanding at June 30, 2026 and December 31, 2025 aggregated to $3.4 million and $4.9 million, respectively. These were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

As of June 30, 2026, the Company has repurchased a total of 6,391,880 shares of common stock, including 1,146,424 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $195.5 million at a weighted average market price of $30.58 per share. As of June 30, 2026, approximately $62.0 million remained available for share repurchases under the current authorization approved by the Company's Board of Directors (the "Board") on February 17, 2023. The Company has not repurchased any shares under the currently authorized repurchase program since June 2024. During the period July 1, 2026 through July 31, 2026, no additional shares were repurchased for tax withholding obligations or under the repurchase program.

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

Revenue Recognition

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

AdvanSix serves approximately 375 customers annually, primarily in the United States, spanning a wide variety of industries worldwide. For the three months ended June 30, 2026 and 2025, the Company's ten largest customers accounted for approximately 36% and 43% of total sales, respectively. For the six months ended June 30, 2026 and 2025, the Company's ten largest customers accounted for approximately 36% and 39% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended June 30, 2026 and 2025, the Company's sales to Shaw were 8% and 9% of our total sales, respectively. For each of the six months ended June 30, 2026 and 2025, the Company's sales to Shaw were 9% of our total sales.

The Company's revenue by product line, and related approximate percentage of total sales, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Nylon	$100,218	24%	$79,503	20%	$188,685	23%	$167,871	21%
Caprolactam	62,644	15%	66,424	16%	130,413	16%	133,856	17%
Plant Nutrients	131,439	31%	156,770	38%	272,074	33%	285,011	36%
Chemical Intermediates	126,983	30%	107,325	26%	234,296	28%	201,075	26%
Total	$421,284	100%	$410,022	100%	$825,468	100%	$787,813	100%

The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
United States	$354,322	84%	$358,671	87%	$690,319	84%	$679,118	86%
International*	66,962	16%	51,351	13%	135,149	16%	108,695	14%
Total	$421,284	100%	$410,022	100%	$825,468	100%	$787,813	100%
* Predominantly Latin America, Europe, Middle East and Africa (EMEA) and Canada.
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the six months ended June 30, 2026:

Opening balance January 1, 2026	$14,536
Additional cash advances	—
Less amounts recognized in revenues	(12,556)
Ending balance June 30, 2026	$1,980
The Company expects to recognize as revenue the June 30, 2026 ending balance of Deferred income and customer advances which are predominantly driven by our ammonium sulfate pre-buy program, within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income (loss) divided by the basic weighted average number of common shares outstanding and, where appropriate, diluted weighted average number of common shares outstanding, respectively. The details of the basic and diluted EPS calculations for the three and six months ended June 30, 2026 and 2025 were as follows:

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic
Net income (loss)	$3,248	$31,371	$(12,298)	$54,715
Weighted average common shares outstanding	27,046,372	26,896,037	27,013,738	26,867,252
EPS – Basic	$0.12	$1.17	$(0.46)	$2.04
Diluted
Dilutive effect of equity awards and other stock-based holdings	555,716	327,272	—	381,724
Weighted average common shares outstanding	27,602,088	27,223,309	27,013,738	27,248,976
EPS – Diluted	$0.12	$1.15	$(0.46)	$2.01

Where appropriate, diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

Where appropriate, the diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options and stock equivalents	642,061	1,005,749	1,040,112	948,963

Dividend activity for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Aggregate dividends paid to shareholders	$4,314	$4,290	$8,627	$8,580

5. Accounts and Other Receivables – Net

	June 30, 2026	December 31, 2025
Accounts receivables	$187,078	$153,059
Other	893	1,438
Total accounts and other receivables	187,971	154,497
Less – allowance for credit losses	(542)	(395)
Total accounts and other receivables – net	$187,429	$154,102

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	June 30, 2026	December 31, 2025
Raw materials	$70,643	$116,248
Semi-finished and finished goods	144,857	167,498
Spares and other	34,069	32,877
	249,569	316,623
Reduction to LIFO cost basis	(55,424)	(80,128)
Total inventories	$194,145	$236,495

Substantially all of the Company’s inventories at June 30, 2026 and December 31, 2025 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 6% was valued at average cost using the first-in, first-out (“FIFO”) method at June 30, 2026.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $79.4 million and $61.3 million at June 30, 2026 and December 31, 2025, respectively.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use asset	$259	$249	$544	$503
Interest on lease liabilities	34	38	72	79
Total finance lease cost	293	287	616	582
Operating lease cost	13,768	13,999	27,064	27,077
Short-term lease cost	1,390	820	3,226	1,616
Total lease cost	$15,451	$15,106	$30,906	$29,275

As of June 30, 2026, we have no additional operating or finance leases that have not yet commenced.

8. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the three or six months ended June 30, 2026.

To determine if goodwill is potentially impaired, we may perform either a qualitative or quantitative assessment to determine whether it is more likely than not that the fair value is less than the carrying value. The Company most recently performed a qualitative assessment in the fourth quarter of 2025 whereby we considered the enterprise value from the previous 2023 quantitative test (including the underlying excess fair value over carrying value), macroeconomic conditions (including changes in interest and discount rates), industry and market considerations, recent and projected financial performance, as well as other factors. The Company concluded that it was not more likely than not that an impairment of the goodwill balances existed.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

In the quarter ended June 30, 2026, the Company identified certain events and circumstances, specifically a sustained decline in market capitalization, that required an interim evaluation of whether it was more likely than not that its fair value was less than its carrying value. Accordingly, the Company performed a quantitative goodwill impairment assessment during the quarter ended June 30, 2026.

The fair value of the reporting unit was determined using a combination of an income approach, based on discounted cash flows, and a market approach, utilizing comparable public company multiples. Under the income approach, the fair value of the reporting unit is estimated based on the present value of the projected future cash flows. Management's cash flow projections for the reporting unit included significant judgments and assumptions, including revenue growth rate, EBITDA margin, future capital expenditures, market participants cost synergies and discount rate. Under the market approach, management uses selected financial information of publicly-traded companies that compare to the reporting unit to derive a market-based multiple. The Company considered the difference between net book value and market capitalization in assessing the reasonableness of the estimated fair value of its reporting unit.

Based on the results of the quantitative assessment completed during the second quarter, the Company concluded that the estimated fair value of the reporting unit was in excess of its carrying value, resulting in no impairment.

Our qualitative and quantitative assessment reflects our best estimates of the impacts of the cyclical nature of the industries in which we operate, as well as the cycles of fluctuating supply and demand for each of our products resulting in changes in selling prices and margins. It is possible that in the future there may be changes in industry trends, estimates and assumptions, including the timing and amount of future cash flows, margins, growth rates, market participant assumptions, comparable benchmark companies and related multiples and discount rates, which could impact estimates of fair value. Significant and adverse changes to any one or more of the above-noted estimates and assumptions could result in an impairment.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(8,526)	$28,294	$36,820	$(7,572)	$29,248
Licenses	18,451	(8,303)	10,148	18,451	(7,842)	10,609
Trade names	1,100	(972)	128	1,100	(862)	238
Total	$56,371	$(17,801)	$38,570	$56,371	$(16,276)	$40,095

For each of the three months ended June 30, 2026 and June 30, 2025, the Company recorded amortization expense on intangible assets of $0.8 million. For each of the six months ended June 30, 2026 and June 30, 2025, the Company recorded amortization expense on intangible assets of $1.5 million.

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

10. Income Taxes

The provision for income taxes was $3.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, resulting in an effective tax rate of 51.2% and 0.9%, respectively. The provision (benefit) for income taxes was ($1.7 million) and $5.9 million for the six months ended June 30, 2026 and 2025, respectively, resulting in an effective tax rate of 12.3% and 9.7%, respectively.

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rates for the three and six months ended June 30, 2026 and 2025 differed from the U.S. federal statutory rate primarily due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits that generally decrease the rate. These adjustments have the inverse impact on the effective tax rate in periods with a loss before taxes. Changes in our forecasted earnings and taxable income between the first and second quarter have impacted our effective tax rate for the three and six months ended June 30, 2026. Additionally, discrete tax adjustments recorded in the first and second quarter of 2025 related to Internal Revenue Code (IRC) Section 45Q tax credits of $1.8 million and $7.9 million, respectively, offset slightly by state tax legislation changes, resulted in a net 24.7% and 15.7% decrease in the rate for the three and six months ended June 30, 2025, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted into law which includes numerous tax provisions affecting businesses, including the reinstatement of full expensing of domestic research and experimental expenditures, modification of the limitation on business interest and making permanent full expensing for certain business property. Several of the major business provisions in the Act became effective in 2025 while other business tax changes are effective for the 2026 tax year. The major business provisions in the Act reduced our cash taxes in 2025 and are expected to reduce our cash taxes in future periods.

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

The total amount due to the financial intermediary to settle supplier invoices under the Company's supply chain finance program was approximately $12.2 million as of June 30, 2026 and approximately $9.0 million as of December 31, 2025. These amounts outstanding are included in Accounts payable.

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

Significant expense information reviewed by the CODM was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$421,284	$410,022	$825,468	$787,813
Less:
Variable costs of goods sold *	219,925	175,178	437,631	328,082
Plant costs	126,093	127,376	254,685	249,229
Freight and distribution costs	42,822	46,211	94,061	93,614
Selling, general, and administrative expense	22,054	25,416	44,572	48,825
Other segment items **	7,142	4,470	6,817	13,348
Segment net income (loss)	$3,248	$31,371	$(12,298)	$54,715
*Variable costs of goods sold includes the raw material costs associated with volumes sold during the period as well as insurance settlement proceeds, when applicable.
**Other segment items include research and development expense, interest income and expense, capitalized interest, other non-operating expense, and income tax expense.

13. Subsequent Events

Dividends

As announced on August 7, 2026, the Board declared a quarterly cash dividend of $0.16 per share on the Company's common stock, payable on September 1, 2026 to stockholders of record as of the close of business on August 18, 2026.

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

Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this MD&A regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-Q, words such as "expect," “anticipate,” "estimate," "outlook," "project," "strategy," "intend," "plan," "target," "goal," "may," "will," "should," and “believe,” and other variations or similar terminology and expressions identify forward-looking statements. Although we believe forward-looking statements are based upon reasonable assumptions, such statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: general economic and financial conditions in the U.S. and globally; the potential effects of inflationary pressures, tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions, changes in interest rates, labor market shortages and supply chain issues; instability or volatility in financial markets or other unfavorable economic or business conditions caused by geopolitical concerns, including as a result of new or proposed legislation or regulatory, trade or other policies in or impacting the U.S., the conflict between Russia and Ukraine, the conflicts in the Middle East, as well as any related uncertainty in the surrounding region, and the possible expansion of such conflicts; the effect of any of the foregoing on our customers’ demand for our products and our suppliers’ ability to manufacture and deliver our raw materials, including implications of reduced refinery utilization in the U.S.; our ability to sell and provide our goods and services; the ability of our customers to pay for our products; any closures of our and our customers’ offices and facilities; risks associated with increased phishing, compromised business emails and other cybersecurity attacks, data privacy incidents and disruptions to our technology infrastructure; risks associated with potential use of artificial intelligence in our operations or those of third party service providers; risks associated with operating with a reduced workforce; risks associated with our indebtedness including compliance with financial and restrictive covenants, and our ability to access capital on reasonable terms, at a reasonable cost, or at all, due to economic conditions or otherwise; the impact of scheduled turnarounds and significant unplanned downtime and interruptions of production or logistics operations as a result of mechanical issues or other unanticipated events such as fires, severe weather conditions, natural disasters, pandemics, geopolitical conflicts and related events; price fluctuations, cost increases and supply of raw materials; our operations and growth projects requiring substantial capital; growth rates and cyclicality of the industries we serve including global changes in supply and demand; failure to develop and commercialize new products or technologies; loss of significant customer relationships; adverse trade and tax policies; extensive environmental, health and safety laws that apply to our operations; hazards associated with chemical manufacturing, storage and transportation; litigation associated with chemical manufacturing and our business operations generally; inability to acquire and integrate businesses, assets, products or technologies; protection of our intellectual property and proprietary information; prolonged work stoppages as a result of labor difficulties or otherwise; failure to maintain effective internal controls; our ability to declare and pay quarterly cash dividends and the amounts and timing of any future dividends; our ability to repurchase our common stock and the amount and timing of any future repurchases; disruptions in supply chain, transportation and logistics; potential for uncertainty regarding qualification for tax treatment of our spin-off; fluctuations in our stock price; and changes in laws or regulations applicable to our business. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of risks, uncertainties and other factors including those noted above and those detailed in Item 1A of Part I and elsewhere in our 2025 Form 10-K, and subsequent reports filed with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We do not undertake to update or revise any of our forward-looking statements.

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

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resin, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of June 30, 2026.

•Plant Nutrients – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of June 30, 2026. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops. We also manufacture sulfuric acid, ammonia and carbon dioxide as part of our integrated operations at Hopewell and occasionally sell any excess material not consumed internally to customers externally.

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

Global demand for Nylon 6 resin spans a variety of end-uses such as textiles, engineered plastics, industrial filament, food and industrial films, and carpet. The market growth typically tracks global GDP growth over the long-term but varies by end-use. We produce and sell caprolactam as a commodity product and produce and sell our Nylon 6 resin as both a commoditized and differentiated resin product. Our results of operations are primarily driven by production volume and the spread between the sales prices of our products and the costs of the underlying raw materials built into market-based and value-based pricing models. The global prices for nylon resin typically track as a spread over the price of caprolactam, which in turn tracks as a spread over benzene because the key feedstock materials for caprolactam, phenol or cyclohexane, are derived from benzene. This price spread has historically experienced cyclicality as a result of global changes in supply and demand. Generally, Nylon 6 resin prices track the cyclicality of caprolactam prices, although prices set above the spread are achievable when nylon resin manufacturers, like AdvanSix, formulate and produce differentiated nylon resin products for current and new customer applications, such as our wire and cable and co-polymer offerings.

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

Our ammonium sulfate fertilizer experiences quarterly sales seasonality reflecting both geographical and product sales mix considerations based on the timing and length of the growing seasons in North and South America. The North American fertilizer year typically runs from July, when the value chain begins restocking fertilizer, through June of the following year, when most application for the year’s planting is completed. The new season fill begins in the third quarter and proceeds sequentially into the following spring, which is the peak period for crop fertilizer application. As a result of this pattern, North American ammonium sulfate demand and pricing, particularly for our higher-value granular product, are typically strongest in the first half of the year through application for the spring crop and then decline in the second half of the year. Due to the ammonium sulfate fertilizer sales cycle, we occasionally build up higher inventory balances because our production is continuous throughout the year and not tied to seasonal demand for fertilizers. Sales of most of our other products have generally been subject to minimal, or no, seasonality.

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

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$421,284	$410,022	$825,468	$787,813
% change compared with prior year period	2.7%		4.8%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Volume	(14.8)%	(4.8)%
Price	17.5%	9.6%
	2.7%	4.8%

Sales increased in the three months ended June 30, 2026 compared to the prior year period by $11.3 million (approximately 3%) due primarily to (i) favorable raw material pass through pricing following a net cost increase in benzene and propylene (inputs to cumene which is a key feedstock to our products) (approximately 13%) and (ii) favorable market-based pricing (approximately 5%) primarily driven by an increase in Plant Nutrients reflecting higher nitrogen pricing amid increased sulfur input costs, partially offset by lower volume (approximately 15%) driven primarily by lower in-season Plant Nutrients sales as a result of reduced grower application of nutrients.

Sales increased in the six months ended June 30, 2026 compared to the prior year period by $37.7 million (approximately 5%) due primarily to (i) favorable raw material pass through pricing following a net cost increase in benzene and propylene (inputs to cumene which is a key feedstock to our products) (approximately 6%) and (ii) favorable market-based pricing (approximately 4%) primarily driven by an increase in Plant Nutrients reflecting higher nitrogen pricing amid increased sulfur input costs, partially offset by lower volume (approximately 5%) driven primarily by lower in-season Plant Nutrients sales as a result of reduced grower application of nutrients.

See Note 1. Organization, Operations and Basis of Presentation of Notes to the Condensed Consolidated Financial Statements for discussion of the additional reporting days in the current year period resulting from our normal quarterly closing procedures.

Costs of Goods Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$390,183	$351,308	$790,565	$675,628
% change compared with prior year period	11.1%		17.0%
Gross Margin percentage	7.4%	14.3%	4.2%	14.2%

Costs of goods sold increased in the three months ended June 30, 2026 compared to the prior year period by $38.9 million (approximately 11%) due primarily to (i) increased raw material costs (approximately 20%) driven by an increase in the prices of benzene (11%), sulfur (8%), and propylene (3%) and (ii) lower production rates and timing of plant turnaround spend (approximately 3%), partially offset by decreased sales volume (approximately 12%).

Costs of goods sold increased in the six months ended June 30, 2026 compared to the prior year period by $114.9 million (approximately 17%) due to (i) increased raw material costs (approximately 14%) driven by an increase in the prices of sulfur (8%), benzene (5%), and propylene (1%), (ii) increased plant costs (approximately 3%) driven primarily by utility costs and winter storm related expenses and (iii) $26 million of insurance proceeds (approximately 4% in the prior year period which did not recur in the current year period), partially offset by decreased sales volume (approximately 4%).

Gross margin percentage decreased in the three months ended June 30, 2026 compared to the prior year period (approximately 7%) due primarily to (i) lower production rates and timing of plant turnaround spend (approximately 3%) and (ii) the impact of pricing, which largely offset raw material cost increases (approximately 2%).

Gross margin percentage decreased in the six months ended June 30, 2026 compared to the prior year (approximately 10.0%) period due to (i) the impact of pricing, net of raw material costs (approximately 4%), (ii) increased plant costs (approximately 3%) and (iii) absence of insurance proceeds (approximately 3%).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative expenses	$22,054	$25,416	$44,572	$48,825
Percentage of Sales	5.2%	6.2%	5.4%	6.2%

Selling, general and administrative expenses decreased by $3.4 million and $4.3 million in the three and six months ended June 30, 2026 respectively, compared to the prior year periods due primarily to the completion of the investment to upgrade our enterprise resource planning system in 2025 and the execution of enterprise cost savings initiatives.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$3,406	$279	$(1,725)	$5,864
Effective tax rate	51.2%	0.9%	12.3%	9.7%

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rate for the three and six months ended June 30, 2026 and 2025 differed from the U.S. federal statutory rate primarily due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits that generally decrease the rate. These adjustments have the inverse impact on the effective tax rate in periods with a loss before taxes. Changes in our forecasted earnings and taxable income between the first and second quarter have impacted our effective tax rate for the three and six months ended June 30, 2026. Additionally, discrete tax adjustments recorded in the first and second quarter of 2025 related to Internal Revenue Code (IRC) Section 45Q tax credits of $1.8 million and $7.9 million, respectively, offset slightly by state tax legislation changes, resulted in a net 24.7% and 15.7% decrease in the rate for the three and six months ended June 30, 2025, respectively.

The Company’s effective tax rate for the three and six months ended June 30, 2026 was higher than the prior year periods due primarily to discrete tax adjustments related to IRC Section 45Q tax credits recorded in the prior year periods that decreased the effective tax rate and also from the impact of changes to the Company's forecasted earnings and taxable income in the current year periods as described above.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted into law which includes numerous tax provisions affecting businesses, including the reinstatement of full expensing of domestic research and experimental expenditures, modification of the limitation on business interest and making permanent full expensing for certain business property. Several of the major business provisions in the Act became effective in 2025 while other business tax changes are effective for the 2026 tax year. The major business provisions in the Act reduced our cash taxes in 2025 and are expected to reduce our cash taxes in future periods.

Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3,248	$31,371	$(12,298)	$54,715

As a result of the factors described above, Net income (loss) was $3.2 million and ($12.3) million for the three and six months ended June 30, 2026, respectively, as compared to $31.4 million and $54.7 million in the corresponding prior year period.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3,248	$31,371	$(12,298)	$54,715
Non-cash stock-based compensation	1,833	2,309	3,878	4,287
Non-cash amortization from acquisitions	531	531	1,063	1,063
Strategic advisory and professional fees	—	—	—	—
Income tax benefit relating to reconciling items	(408)	(479)	(848)	(909)
Adjusted Net income (loss) (non-GAAP)	5,204	33,732	(8,205)	59,156
Interest expense, net	2,608	2,255	5,038	3,796
Income tax expense (benefit) - Adjusted	3,814	758	(877)	6,773
Depreciation and amortization - Adjusted	20,262	18,930	40,688	37,576
Adjusted EBITDA (non-GAAP)	$31,888	$55,675	36,644	107,301

Sales	$421,284	$410,022	$825,468	$787,813

Adjusted EBITDA Margin* (non-GAAP)	7.6%	13.6%	4.4%	13.6%

* Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales.

The following is a reconciliation between the non-GAAP financial measures of Adjusted EPS to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3,248	$31,371	$(12,298)	$54,715
Adjusted Net income (loss) (non-GAAP)	5,204	33,732	(8,205)	59,156

Weighted-average number of common shares outstanding - basic	27,046,372	26,896,037	27,013,738	26,867,252
Dilutive effect of equity awards and other stock-based holdings	555,716	327,272	—	381,724
Weighted-average number of common shares outstanding - diluted	27,602,088	27,223,309	27,013,738	27,248,976

EPS - Basic	$0.12	$1.17	$(0.46)	$2.04
EPS - Diluted	$0.12	$1.15	$(0.46)	$2.01
Adjusted EPS - Basic (non-GAAP)	$0.19	$1.25	$(0.30)	$2.20
Adjusted EPS - Diluted (non-GAAP)	$0.19	$1.24	$(0.30)	$2.17

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, as utilized in the second quarter of 2026, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2025 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements for the next twelve months and beyond. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. Although we continue to optimize supply chain financing and trade receivable programs in the ordinary course, our utilization of these arrangements has not had a material impact on our liquidity. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

As of the end of the second quarter of 2026, the Company had approximately $7.2 million of cash on hand with approximately $224 million of additional capacity available under the revolving credit facility. The Company’s Consolidated Leverage Ratio financial covenant of its credit facility allows it to net up to $75 million of cash with debt. Capital expenditures are expected to be approximately $75 million to $95 million in 2026 compared to $116 million in 2025, reflecting a risk-based prioritization of base investments and enterprise programs with continued progression of growth programs including our SUSTAIN program.

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

We expect that our primary cash requirements for 2026 will be to fund costs associated with ongoing operations, capital expenditures, dividends, and amounts related to other contractual obligations.

The Company made no cash contributions to the defined benefit pension plan during the six months ended June 30, 2026 as there were no funding requirements for the period. Subsequent to June 30, 2026, the Company made a $1.1 million cash contribution to the defined benefit pension plan. Additional contributions may be made in future periods sufficient to satisfy pension funding requirements in those periods or on a discretionary basis.

As of June 30, 2026, the Company has repurchased a total of 6,391,880 shares of common stock life-to-date, including 1,146,424 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $195.5 million at a weighted average market price of $30.58 per share. As of June 30, 2026, approximately $62.0 million remained available for share repurchases under the current authorization approved by the Board on February 17, 2023. The Company has not repurchased any shares under the currently authorized repurchase program since June 2024. During the period July 1, 2026 through July 31, 2026, no additional shares were repurchased for tax withholding obligations or under the repurchase program.

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

As of June 30, 2026, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the 2025 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Dividends paid during 2026 and the dividend announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
8/7/2026	8/18/2026	9/1/2026	$0.16	$4.3
5/8/2026	5/19/2026	6/2/2026	$0.16	$4.3
2/20/2026	3/9/2026	3/23/2026	$0.16	$4.3

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

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (ii) 3.75 to 1.00 or less (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Revolving Credit Facility. We were in compliance with all of our covenants at June 30, 2026 and through the date of the filing of this Form 10-Q.

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

We had a borrowed balance of $215 million under the Revolving Credit Facility at December 31, 2025. We borrowed an incremental net amount of $60 million during the six months ended June 30, 2026, bringing the balance under the Revolving Credit Facility to $275 million, and available credit for use of approximately $224 million as of June 30, 2026. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Six Months Ended June 30,
	2026	2025
Cash provided by (used for):
Operating activities	$(5,294)	$32,553
Investing activities	(56,872)	(68,218)
Financing activities	49,617	34,547
Net change in cash and cash equivalents	$(12,549)	$(1,118)

Cash provided by operating activities decreased by $37.8 million for the six months ended June 30, 2026 versus the prior year period due primarily to a $67.0 million decrease in Net income partially offset by a $20.1 million favorable cash impact from disciplined working capital performance (comprised of Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) and the favorable cash impact of $15.8 million from Taxes receivable and Income taxes payable combined, driven by the timing of tax payments.

Cash used for investing activities decreased by $11.3 million for the six months ended June 30, 2026 versus the prior year period due primarily to disciplined spending on replacement maintenance while maintaining progress on growth and other enterprise programs.

Cash provided by financing activities increased by $15.1 million for the six months ended June 30, 2026 versus the prior year period due primarily to net borrowings of $60.0 million during the six months ended June 30, 2026 compared to net borrowings of $45.0 million during the prior year period.
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

The following table summarizes ongoing and expansion capital expenditures:

Six Months Ended June 30, 2026
Capital expenditures in Accounts payable at December 31, 2025	$26,670
Purchases of property, plant and equipment	39,281
Less: Capital expenditures in Accounts payable at June 30, 2026	(9,301)
Cash paid for capital expenditures	$56,650

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

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the six-month period ended June 30, 2026 relates primarily to the Revolving Credit Facility. The Revolving Credit Facility bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at June 30, 2026, a 25-basis point fluctuation in interest rates for the six months ended June 30, 2026 would have resulted in an increase or decrease to our interest expense of approximately $0.7 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2026, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended June 30, 2026. During the quarter ended June 30, 2026, no additional shares were purchased under our share repurchase program and 5,591 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 2026		—	$—	—	$61,957,898
May 2026		—	—	—	61,957,898
June 2026	(1)	5,591	21.69	—	61,957,898
Total		5,591	$21.69	—
(1) Total number of shares purchased includes 5,591 shares covering tax withholding obligations in connection with the vesting of equity awards

During the period July 1, 2026 through July 31, 2026, no additional shares were repurchased for tax withholding obligations or under the currently authorized repurchase program.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

On June 9, 2026, Rachael Ryan, the Company’s Vice President, Controller and Chief Accounting Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of 3,880 shares of common stock. Ms. Ryan’s plan will expire on December 31, 2027.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of AdvanSix Inc. (conformed copy) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2025)
3.2	Amended and Restated By-laws of AdvanSix Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 20, 2023).
10.1	Offer of Employment Letter between AdvanSix Inc. and Patrick C. Day, dated April 13, 2026. †
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

ADVANSIX INC.

Date: August 7, 2026	By:	/s/ Patrick C. Day
Patrick C. Day
Senior Vice President and Chief Financial Officer