Form 10-Q
period 2026-09-30
AdvanSix Inc.
filed 2026-11-04
CIK 1673985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
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

The registrant had 27,008,608 shares of common stock, $0.01 par value, outstanding at October 23, 2026.

ADVANSIX INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$430,807	$374,473	$1,256,274	$1,162,286
Costs, expenses and other:
Cost of goods sold	419,602	349,088	1,210,166	1,024,716
Selling, general and administrative expenses	19,196	27,425	63,768	76,250
Interest expense, net	4,027	2,322	9,065	6,119
Other non-operating income, net	(890)	(815)	(1,573)	(1,831)
Total costs, expenses and other	441,935	378,020	1,281,426	1,105,254

Income (loss) before taxes	(11,128)	(3,547)	(25,152)	57,032
Income tax expense (benefit)	(3,573)	(909)	(5,299)	4,955
Net income (loss)	$(7,555)	$(2,638)	$(19,853)	$52,077

Earnings per common share
Basic	$(0.28)	$(0.10)	$(0.73)	$1.94
Diluted	$(0.28)	$(0.10)	$(0.73)	$1.91
Weighted average common shares outstanding
Basic	27,077,103	26,927,305	27,035,092	26,887,489
Diluted	27,077,103	26,927,305	27,035,092	27,248,759

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(7,555)	$(2,638)	$(19,853)	$52,077
Foreign exchange translation adjustment	(256)	(189)	(270)	(154)
Cash-flow hedges	—	—	—	7
Other comprehensive income (loss), net of tax	(256)	(189)	(270)	(147)
Comprehensive income (loss)	$(7,811)	$(2,827)	$(20,123)	$51,930

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$22,550	$19,766
Accounts and other receivables – net	193,416	154,102
Inventories – net	181,413	236,495
Taxes receivable	22,786	21,605
Other current assets	14,839	8,639
Total current assets	435,004	440,607
Property, plant and equipment – net	962,786	963,718
Operating lease right-of-use assets	140,555	164,494
Goodwill	56,192	56,192
Intangible assets	37,808	40,095
Other assets	45,129	41,042
Total assets	$1,677,474	$1,706,148

LIABILITIES
Current liabilities:
Accounts payable	$286,405	$284,016
Accrued liabilities	31,411	45,945
Income taxes payable	55	1,100
Operating lease liabilities – short-term	40,409	44,354
Deferred income and customer advances	1,589	14,536
Current portion of long-term debt	3,750	—
Total current liabilities	363,619	389,951
Deferred income taxes	150,887	154,061
Operating lease liabilities – long-term	101,695	121,201
Line of credit – long-term	120,000	215,000
Long-term debt	144,727	—
Other liabilities	11,131	10,719
Total liabilities	892,059	890,932

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01; 200,000,000 shares authorized; 33,400,026 shares issued and 27,005,655 outstanding at September 30, 2026; 33,177,824 shares issued and 26,864,035 outstanding at December 31, 2025	334	332
Preferred stock, par value $0.01; 50,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Treasury stock at par (6,394,371 shares at September 30, 2026; 6,313,789 shares at December 31, 2025)	(64)	(63)
Additional paid-in capital	146,841	142,932
Retained earnings	629,578	663,019
Accumulated other comprehensive income	8,726	8,996
Total stockholders' equity	785,415	815,216
Total liabilities and stockholders' equity	$1,677,474	$1,706,148
See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(19,853)	$52,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,820	58,966
(Gain) loss on disposal of assets	146	(177)
Deferred income taxes	(3,174)	14,466
Stock-based compensation	4,553	5,919
Amortization of deferred financing fees	972	464
Changes in assets and liabilities, net of business acquisitions:
Accounts and other receivables	(39,584)	(38,971)
Inventories	55,082	3,266
Taxes receivable	(1,181)	(23,255)
Accounts payable	21,404	16,546
Income taxes payable	(1,045)	(998)
Accrued liabilities	(14,089)	8,913
Deferred income and customer advances	(12,947)	(36,857)
Other assets and liabilities	(10,436)	(1,218)
Net cash provided by operating activities	42,668	59,141

Cash flows from investing activities:
Expenditures for property, plant and equipment	(74,925)	(88,849)
Other investing activities	(546)	(6,153)
Net cash used for investing activities	(75,471)	(95,002)

Cash flows from financing activities:
Proceeds from long-term debt	150,000	—
Payment of debt issuance costs	(1,549)	—
Borrowings from line of credit	367,500	316,500
Repayments of line of credit	(462,500)	(261,500)
Payment of line of credit facility fees	(2,877)	—
Principal payments of finance leases	(756)	(740)
Dividend payments	(12,947)	(12,876)
Purchase of treasury stock	(1,438)	(1,658)
Issuance of common stock	154	267
Net cash provided by financing activities	35,587	39,993

Net change in cash and cash equivalents	2,784	4,132
Cash and cash equivalents at beginning of period	19,766	19,564
Cash and cash equivalents at the end of period	$22,550	$23,696

Supplemental non-cash investing activities:
Capital expenditures included in accounts payable	$8,310	$14,894

Supplemental cash activities:
Cash paid for interest	$7,723	$4,268
Cash paid for income taxes, net of refund	$3,804	$15,201

See accompanying notes to Condensed Consolidated Financial Statements.

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2025	33,177,824	$332	$142,932	$663,019	$(63)	$8,996	$815,216

Net loss	—	—	—	(15,546)	—	—	(15,546)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	8	8
Other comprehensive income, net of tax	—	—	—	—	—	8	8
Issuance of common stock	167,501	2	152	—	—	—	154
Purchase of treasury stock (72,500 shares)	—	—	(1,274)	—	(1)	—	(1,275)
Stock-based compensation	—	—	2,045	—	—	—	2,045
Dividends	—	—	211	(4,524)	—	—	(4,313)
Balance at March 31, 2026	33,345,325	334	144,066	642,949	(64)	9,004	796,289

Net income	—	—	—	3,248	—	—	3,248
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(22)	(22)
Other comprehensive loss, net of tax	—	—	—	—	—	(22)	(22)
Issuance of common stock	47,741	—	—	—	—	—	—
Purchase of treasury stock (5,591 shares)	—	—	(122)	—	—	—	(122)
Stock-based compensation	—	—	1,833	—	—	—	1,833
Dividends	—	—	214	(4,528)	—	—	(4,314)
Balance at June 30, 2026	33,393,066	334	145,991	641,669	(64)	8,982	796,912

Net loss	—	—	—	(7,555)	—	—	(7,555)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(256)	(256)
Other comprehensive loss, net of tax	—	—	—	—	—	(256)	(256)
Issuance of common stock	6,960	—	—	—	—	—	—
Purchase of treasury stock (2,491 shares)	—	—	(41)	—	—	—	(41)
Stock-based compensation	—	—	675	—	—	—	675
Dividends	—	—	216	(4,536)	—	—	(4,320)
Balance at September 30, 2026	33,400,026	$334	$146,841	$629,578	$(64)	$8,726	$785,415

ADVANSIX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2024	32,989,165	$330	$136,872	$631,541	$(63)	$5,970	$774,650

Net income	—	—	—	23,344	—	—	23,344
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	11	11
Cash-flow hedges	—	—	—	—	—	7	7
Other comprehensive income, net of tax	—	—	—	—	—	18	18
Issuance of common stock	124,214	1	153	—	—	—	154
Purchase of treasury stock (53,432 shares)	—	—	(1,486)	—	—	—	(1,486)
Stock-based compensation	—	—	1,978	—	—	—	1,978
Dividends	—	—	160	(4,450)	—	—	(4,290)
Balance at March 31, 2025	33,113,379	331	137,677	650,435	(63)	5,988	794,368

Net income	—	—	—	31,371	—	—	31,371
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	24	24
Other comprehensive income, net of tax	—	—	—	—	—	24	24
Issuance of common stock	38,907	1	—	—	—	—	1
Purchase of treasury stock (2,538 shares)	—	—	(51)	—	—	—	(51)
Stock-based compensation	—	—	2,309	—	—	—	2,309
Dividends	—	—	162	(4,452)	—	—	(4,290)
Balance at June 30, 2025	33,152,286	332	140,097	677,354	(63)	6,012	823,732

Net loss	—	—	—	(2,638)	—	—	(2,638)
Comprehensive income
Foreign exchange translation adjustments	—	—	—	—	—	(189)	(189)
Other comprehensive loss, net of tax	—	—	—	—	—	(189)	(189)
Issuance of common stock	25,538	—	112	—	—	—	112
Purchase of treasury stock (5,690 shares)	—	—	(121)	—	—	—	(121)
Stock-based compensation	—	—	1,632	—	—	—	1,632
Dividends	—	—	156	(4,452)	—	—	(4,296)
Balance at September 30, 2025	33,177,824	$332	$141,876	$670,264	$(63)	$5,823	$818,232

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. All intercompany transactions have been eliminated.

Certain prior period amounts have been reclassified for consistency with the current period presentation.

It is our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. Historically, the effects of this practice have generally not been significant to reported results for any quarter and only existed within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide the appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2026 and 2025 were October 3, 2026 and September 27, 2025, respectively, which resulted in six additional reporting days in the nine month period ended September 30, 2026 from our normal quarterly closing procedures.

Liabilities to creditors to whom we have issued checks that remained outstanding at September 30, 2026 and December 31, 2025 aggregated to $4.4 million and $4.9 million, respectively. These were included in Cash and cash equivalents and Accounts payable in the Condensed Consolidated Balance Sheets.

As of September 30, 2026, the Company has repurchased a total of 6,394,371 shares of common stock, including 1,148,915 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $195.5 million at a weighted average market price of $30.58 per share. As of September 30, 2026, approximately $62.0 million remained available for share repurchases under the current authorization approved by the Company's Board of Directors (the "Board") on February 17, 2023. The Company has not repurchased any shares under the currently authorized repurchase program since June 2024. During the period October 1, 2026 through October 23, 2026, no additional shares were repurchased under the currently authorized repurchase program and 1,262 were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

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

Revenue Recognition

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

AdvanSix serves approximately 370 customers annually, primarily in the United States, spanning a wide variety of industries worldwide. For the three months ended September 30, 2026 and 2025, the Company's ten largest customers accounted for approximately 33% and 42% of total sales, respectively. For the nine months ended September 30, 2026 and 2025, the Company's ten largest customers accounted for approximately 36% and 41% of total sales, respectively.

We typically sell to customers under master service agreements, with primarily one-year terms, or by purchase orders. We have historically experienced low customer turnover and have long-standing customer relationships, which span decades. Our largest customer is Shaw Industries Group, Inc. (“Shaw”), a significant consumer of caprolactam and Nylon 6 resin, to whom we sell under a long-term agreement. For the three months ended September 30, 2026 and 2025, Shaw accounted for approximately 10% and 12% of our total sales, respectively. For the nine months ended September 30, 2026 and 2025, the Company's sales to Shaw were 9% and 10% of our total sales, respectively.

The Company's revenue by product line, and related approximate percentage of total sales, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Nylon	$104,738	24%	$79,029	21%	$293,422	23%	$246,900	21%
Caprolactam	73,072	17%	73,137	20%	203,485	16%	206,993	18%
Plant Nutrients	149,334	35%	138,661	37%	421,407	34%	423,672	36%
Chemical Intermediates	103,663	24%	83,646	22%	337,960	27%	284,721	25%
Total	$430,807	100%	$374,473	100%	$1,256,274	100%	$1,162,286	100%

The Company's revenues by geographic area, and related approximate percentage of total sales, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
United States	$361,971	84%	$323,746	86%	$1,052,290	84%	$1,002,864	86%
International*	68,836	16%	50,727	14%	203,984	16%	159,422	14%
Total	$430,807	100%	$374,473	100%	$1,256,274	100%	$1,162,286	100%
* Predominantly Latin America, Europe, Middle East and Africa (EMEA) and Canada.
Deferred Income and Customer Advances
The Company defers revenues when cash payments are received in advance of our performance. Below is a roll-forward of Deferred income and customer advances for the nine months ended September 30, 2026:

Opening balance January 1, 2026	$14,536
Additional cash advances	1,300
Less amounts recognized in revenues	(14,247)
Ending balance September 30, 2026	$1,589
The Company expects to recognize as revenue the September 30, 2026 ending balance of Deferred income and customer advances, which are predominantly driven by our ammonium sulfate pre-buy program, within one year or less.

4. Earnings Per Share

The computation of basic and diluted earnings per share ("EPS") is based on Net income (loss) divided by the basic weighted average number of common shares outstanding and, where appropriate, diluted weighted average number of common shares

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

outstanding, respectively. The details of the basic and diluted EPS calculations for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic
Net income (loss)	$(7,555)	$(2,638)	$(19,853)	$52,077
Weighted average common shares outstanding	27,077,103	26,927,305	27,035,092	26,887,489
EPS – Basic	$(0.28)	$(0.10)	$(0.73)	$1.94
Diluted
Dilutive effect of equity awards and other stock-based holdings	—	—	—	361,270
Weighted average common shares outstanding	27,077,103	26,927,305	27,035,092	27,248,759
EPS – Diluted	$(0.28)	$(0.10)	$(0.73)	$1.91

Where appropriate, diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

Where appropriate, the diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. The anti-dilutive common stock equivalents outstanding at the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options and stock equivalents	649,600	934,424	994,718	973,713

Dividend activity for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash dividends declared per share	$0.16	$0.16	$0.48	$0.48
Aggregate dividends paid to shareholders	$4,320	$4,296	$12,947	$12,876

5. Accounts and Other Receivables – Net

	September 30, 2026	December 31, 2025
Accounts receivables	$192,510	$153,059
Other	1,135	1,438
Total accounts and other receivables	193,645	154,497
Less – allowance for credit losses	(229)	(395)
Total accounts and other receivables – net	$193,416	$154,102

6. Inventories

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

	September 30, 2026	December 31, 2025
Raw materials	$83,018	$116,248
Semi-finished and finished goods	119,567	167,498
Spares and other	34,252	32,877
	236,837	316,623
Reduction to LIFO cost basis	(55,424)	(80,128)
Total inventories	$181,413	$236,495

Substantially all of the Company’s inventories at September 30, 2026 and December 31, 2025 are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. However, approximately 5% was valued at average cost using the first-in, first-out (“FIFO”) method at September 30, 2026.

The excess of replacement cost over the carrying value of total inventories subject to LIFO was $91.2 million and $61.3 million at September 30, 2026 and December 31, 2025, respectively.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use asset	$251	$245	$795	$748
Interest on lease liabilities	30	34	102	113
Total finance lease cost	281	279	897	861
Operating lease cost	13,820	14,111	40,884	40,721
Short-term lease cost	1,598	963	4,825	2,579
Total lease cost	$15,699	$15,353	$46,606	$44,161

As of September 30, 2026, we have no additional operating or finance leases that have not yet commenced.

8. Long-term Debt and Credit Agreement

The Company's debt at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Total term loan outstanding	$148,477	$—
Amounts outstanding under the Revolving Credit Facility	120,000	215,000
Total outstanding indebtedness	268,477	215,000
Less: amounts expected to be repaid within one year	3,750	—
Total long-term debt due after one year	$264,727	$215,000

At September 30, 2026, the Company assessed the amount recorded under the Credit Agreement (defined below) and determined that such amounts approximate fair value. Since a floating interest rate is applied to all borrowings under our $150 million Term Facility (as defined below) and our $275 million Revolving Credit Facility (as defined below), the fair value of our debt closely approximates the carrying value and is therefore classified as Level 2 within the valuation hierarchy.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Credit Agreement

On October 27, 2021, the Company entered into a Credit Agreement, as amended on June 27, 2023 (the “Original Credit Agreement”), among the Company, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and Truist Bank, as administrative agent, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500 million (the “Original Revolving Credit Facility”).

The Original Revolving Credit Facility provided for a scheduled maturity date of October 27, 2026 (which was extended to such date pursuant to an October 2025 amendment, as described in more detail below). The Original Credit Agreement permitted the Company to utilize up to $40 million of the Original Revolving Credit Facility for the issuance of letters of credit and up to $40 million for swing line loans. The Company had the option to establish a new class of term loans and/or increase the amount of the Original Revolving Credit Facility in an aggregate principal amount for all such incremental term loans and increases of the Original Revolving Credit Facility of up to the sum of (x) $175 million plus (y) an amount such that the Company’s Consolidated First Lien Secured Leverage Ratio (as defined in the Original Credit Agreement) would not be greater than 2.75 to 1.00, in each case, to the extent that any one or more lenders, whether or not currently party to the Original Credit Agreement, committed to be a lender for such amount or any portion thereof.

Borrowings under the Original Credit Agreement bore interest at a rate equal to either the sum of a base rate plus a margin ranging from 0.25% to 1.25% or the sum of an Adjusted Term SOFR rate plus a margin ranging from 1.25% to 2.25%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Original Credit Agreement). The Company was also required to pay a commitment fee in respect of unused commitments under the Original Revolving Credit Facility, if any, at a rate ranging from 0.15% to 0.35% per annum depending on the Company’s Consolidated Leverage Ratio.

Substantially all tangible and intangible assets of the Company and its domestic subsidiaries were pledged as collateral to secure the Company's obligations under the Credit Agreement.

The Original Credit Agreement contained customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Original Credit Agreement also contained financial covenants that required the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Original Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of (ii) 3.75 to 1.00 or less (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company did not comply with the covenants in the Original Credit Agreement, the lenders may have, subject to customary cure rights, required the immediate payment of all amounts outstanding under the Original Revolving Credit Facility.

On October 23, 2025, the Company entered into Amendment No. 2 (the “Amendment”) to the Original Credit Agreement, (as further amended by the Amendment, the “Amended Credit Agreement”), among the Company, the guarantors, the lenders party thereto and Truist Bank, as administrative agent.

Pursuant to the Amendment, the Original Credit Agreement was amended to, among other things: (i) extend the maturity date of the Original Revolving Credit Facility for participating Revolving Credit Lenders, as defined in the Amended Credit Agreement, in an aggregate principal amount of $452 million to the earlier of (x) October 27, 2027 and (y) the date of the termination in whole of the Original Revolving Credit Facility, pursuant to the terms of the Amended Credit Agreement, and (ii) effect certain other conforming changes and modifications consistent with the foregoing. The remaining $48 million under the Original Revolving Credit Facility that was not extended was to mature on the earlier of (x) October 27, 2026 and (y) the date of the termination in whole of the Original Revolving Credit Facility pursuant to the terms of the Amended Credit Agreement.

On August 14, 2026 (the "Closing Date"), the Company completed a refinancing of its existing senior secured revolving credit facility under the Amended Credit Agreement, among the Company, the lenders party thereto and Truist Bank, as administrative agent, by entering into a new Credit Agreement (the “Credit Agreement”), among the Company, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent, which provides for a new senior secured revolving credit facility in an aggregate principal amount of $275 million (the “Revolving Credit Facility”) and a new senior secured term loan facility in an aggregate principal amount of $150 million (the “Term Facility” and, together with the

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Revolving Credit Facility, the “Facilities”). Any capitalized terms not defined herein shall have the definitions ascribed to them in the Credit Agreement.

Each of the Revolving Credit Facility and the Term Facility has a scheduled maturity date of August 14, 2031. The Credit Agreement permits the Company to utilize up to $40 million of the Revolving Credit Facility for the issuance of letters of credit and up to $40 million for swing line loans. The loans under the Term Facility will amortize in equal quarterly installments at a per annum percentage rate equal to (i) 2.50% for the first year following the Closing Date, (ii) 5.00% for each of the second, third and fourth years following the Closing Date and (iii) 7.50% for the fifth year following the Closing Date, in each case, as a percentage of the original principal amount of the Term Facility, commencing with the full fiscal quarter following the Closing Date, with the remaining balance to be due at the maturity of the Term Facility.

Borrowings under the Credit Agreement bear interest at a rate equal to either (i) the sum of a base rate plus a margin ranging from 0.50% to 1.50% or (ii) the sum of a Term SOFR rate plus a margin ranging from 1.50% to 2.50%, with either such margin varying according to the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement). The Company is also required to pay a commitment fee in respect of unused commitments under the Revolving Credit Facility, if any, at a rate ranging from 0.20% to 0.40% per annum depending on the Company’s Consolidated Leverage Ratio. The applicable margin as of the date hereof under the Credit Agreement is 1.00% for base rate loans and 2.00% for Term SOFR rate loans and the commitment fee rate as of the date hereof is 0.30% per annum.

Substantially all tangible and intangible assets of the Company and its material domestic subsidiaries are pledged as collateral to secure the obligations under the Credit Agreement.

The Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 and to maintain a Consolidated Leverage Ratio of 3.75 to 1.00 or less for each fiscal quarter (subject to the Company’s option to elect a consolidated leverage ratio increase in connection with certain acquisitions). If the Company does not comply with the covenants in the Credit Agreement, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Facilities.

9. Goodwill and Intangible Assets

Intangible assets with finite lives acquired through a business combination are recorded at fair value, less accumulated amortization. Customer relationships and trade-names are amortized on a straight-line basis over their expected useful lives of 15 to 20 years and 5 years, respectively.

Goodwill

There was no change in the carrying amount of goodwill for the three or nine months ended September 30, 2026.

To determine if goodwill is potentially impaired, we may perform either a qualitative or quantitative assessment to determine whether it is more likely than not that the fair value is less than the carrying value. The Company performed its most recent annual qualitative assessment in the fourth quarter of 2025 whereby we considered the enterprise value from the previous 2023 quantitative test (including the underlying excess fair value over carrying value), macroeconomic conditions (including changes in interest and discount rates), industry and market considerations, recent and projected financial performance, as well as other factors. The Company concluded that it was not more likely than not that an impairment of the goodwill balances existed.

In the quarter ended June 30, 2026, the Company identified certain events and circumstances, specifically a sustained decline in market capitalization, that required an interim evaluation of whether it was more likely than not that its fair value was less than its carrying value. Accordingly, the Company performed a quantitative goodwill impairment assessment during the quarter ended June 30, 2026 and concluded that the estimated fair value of the reporting unit was in excess of its carrying value, resulting in no goodwill impairment.

No triggering events were identified during the third quarter indicating the need to perform either a qualitative or quantitative test at such time.

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Our qualitative and quantitative assessments reflect our best estimates of the impacts of the cyclical nature of the industries in which we operate, as well as the cycles of fluctuating supply and demand for each of our products resulting in changes in selling prices and margins. It is possible that in the future there may be changes in industry trends, estimates and assumptions, including the timing and amount of future cash flows, sustained raw material pricing volatility, margins, growth rates, market participant assumptions, comparable benchmark companies and related multiples and discount rates, which could impact estimates of fair value. Significant and adverse changes to any one or more of the above-noted estimates and assumptions could result in an impairment.

Finite-Lived Intangible Assets

Intangible assets subject to amortization were as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$36,820	$(9,002)	$27,818	$36,820	$(7,572)	$29,248
Licenses	18,451	(8,534)	9,917	18,451	(7,842)	10,609
Trade names	1,100	(1,027)	73	1,100	(862)	238
Total	$56,371	$(18,563)	$37,808	$56,371	$(16,276)	$40,095

For each of the three months ended September 30, 2026 and 2025, the Company recorded amortization expense on intangible assets of $0.8 million. For each of the nine months ended September 30, 2026 and 2025, the Company recorded amortization expense on intangible assets of $2.3 million.

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

11. Income Taxes

The (benefit) for income taxes was ($3.6 million) and ($0.9 million) for the three months ended September 30, 2026 and 2025, respectively, resulting in an effective tax rate of 32.1% and 25.6%, respectively. The provision (benefit) for income taxes was

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

($5.3 million) and $5.0 million for the nine months ended September 30, 2026 and 2025, respectively, resulting in an effective tax rate of 21.1% and 8.7%, respectively.

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rates for the three and nine months ended September 30, 2026 and 2025 differed from the U.S. federal statutory rate primarily due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits that generally decrease the rate. These adjustments have the inverse impact on the effective tax rate in periods with a loss before taxes. Changes in our forecasted earnings and taxable income between the second and third quarter have impacted our effective tax rate for the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, discrete tax adjustments recorded relating to Internal Revenue Code (IRC) Section 45Q tax credits of $9.7 million and return to provision adjustments related to the filing of the Company's 2024 U.S. federal income tax return of $0.2 million, offset slightly by state tax legislation changes and the vesting of equity compensation, resulted in a net 5% increase and 17% decrease to the effective tax rate for the three and nine months ended September 30, 2025, respectively.

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

The total amount due to the financial intermediary to settle supplier invoices under the Company's supply chain finance program was approximately $11.7 million as of September 30, 2026 and approximately $9.0 million as of December 31, 2025. These amounts outstanding are included in Accounts payable.

13. Segment Related Information

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

ADVANSIX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and as otherwise noted)

Significant expense information reviewed by the CODM was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$430,807	$374,473	$1,256,274	$1,162,286
Less:
Variable costs of goods sold *	239,218	181,899	688,281	509,980
Plant costs	127,629	121,861	370,869	371,090
Freight and distribution costs	50,814	42,769	144,889	136,385
Selling, general, and administrative expense	19,196	27,425	63,768	76,250
Other segment items **	1,505	3,157	8,320	16,504
Segment net income (loss)	$(7,555)	$(2,638)	$(19,853)	$52,077
*Variable costs of goods sold includes the raw material costs associated with volumes sold during the period as well as insurance settlement proceeds, when applicable.
**Other segment items include research and development expense, interest income and expense, capitalized interest, other non-operating expense, and income tax expense.

14. Subsequent Events

Dividends

As announced on November 4, 2026, the Board declared a quarterly cash dividend of $0.16 per share on the Company's common stock, payable on December 1, 2026 to stockholders of record as of the close of business on November 17, 2026.

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

◦Caprolactam – Caprolactam is the key monomer used in the production of Nylon 6 resin. We internally polymerize caprolactam into Aegis® Nylon 6 Resin, and we also market and sell the caprolactam that is not consumed internally to customers who use it to manufacture polymer resins to produce fibers, compounds and other nylon products. Our Hopewell, VA manufacturing facility is one of the world’s largest single-site producers of caprolactam as of September 30, 2026.

•Plant Nutrients – Our ammonium sulfate is used by customers as a fertilizer containing nitrogen and sulfur, two key plant nutrients. Ammonium sulfate fertilizer is derived from the integrated operations at the Hopewell manufacturing facility. Because of our Hopewell facility’s size, scale and technology design, we are the world’s largest single-site producer of ammonium sulfate fertilizer as of September 30, 2026. We market and sell ammonium sulfate primarily to North American and South American distributors, farm cooperatives and retailers to fertilize crops. We also manufacture sulfuric acid, ammonia and carbon dioxide as part of our integrated operations at Hopewell and occasionally sell any excess material not consumed internally to customers externally.

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

Recent Developments

Credit Agreement

On August 14, 2026, the Company completed a refinancing of its existing senior secured revolving credit facility under that certain Credit Agreement, dated as of October 27, 2021 (as amended by Amendment No. 1, dated June 27, 2023, and Amendment No. 2, dated October 23, 2025 (the "Original Credit Agreement"), among the Company, the lenders party thereto and Truist Bank, as administrative agent, by entering into a new Credit Agreement (the "Credit Agreement"), among the Company, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent, which provides for a new senior secured revolving credit facility in an aggregate principal amount of $275 million (the "Revolving Credit Facility") and a new senior secured term loan facility in an aggregate principal amount of $150 million (the "Term Facility" and, together with the Revolving Credit Facility, the "Facilities"). See "Note 8. Long-Term Debt and Credit Agreement" to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information relating to the Credit Agreement.

Anti-Dumping Duty Petition - Acetone

On November 4, 2024, the U.S. Department of Commerce ("Commerce") initiated the first five-year review of the anti-dumping orders on imports of acetone from Belgium, Singapore, South Africa, South Korea, and Spain. On November 1, 2024,

the U.S. International Trade Commission ("ITC") issued its notice of initiation of its five-year review of the orders. The anti-dumping orders and applicable duties were set to continue for another five-year period if Commerce found that revocation of the orders would likely lead to continuation or recurrence of dumping and if the ITC found that revocation would likely lead to continuation or recurrence of material injury to the U.S. domestic industry. On March 7, 2025, Commerce determined that revocation of the anti-dumping orders would likely lead to continuation or recurrence of dumping. In January 2026, the ITC made affirmative determinations that revocation of the orders would likely lead to continuation or recurrence of material injury. As a result of Commerce and ITC's determinations, the orders were extended for another five years.

Results of Operations
(Dollars in thousands, unless otherwise noted)

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$430,807	$374,473	$1,256,274	$1,162,286
% change compared with prior year period	15.0%		8.1%

The change in sales compared to the prior year period is attributable to the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Volume	(1.8)%	(3.8)%
Price	16.8%	11.9%
	15.0%	8.1%

Sales increased in the three months ended September 30, 2026 compared to the prior year period by $56.3 million (approximately 15%) due primarily to (i) favorable raw material pass through pricing following a net cost increase in benzene and propylene (inputs to cumene which is a key feedstock to our products) (approximately 10%) and (ii) favorable market-based pricing (approximately 7%) primarily driven by an increase across all product lines and strong commercial execution amid a higher input cost environment, partially offset by lower volume (approximately 2%) driven primarily by lower caprolactam sales.

Sales increased in the nine months ended September 30, 2026 compared to the prior year period by $94.0 million (approximately 8%) due primarily to (i) favorable raw material pass through pricing following a net cost increase in benzene and propylene (inputs to cumene which is a key feedstock to our products) (approximately 7%) and (ii) favorable market-based pricing (approximately 5%) primarily driven by an increase in Plant Nutrients reflecting higher nitrogen pricing amid increased sulfur input costs, partially offset by lower volume (approximately 4%) driven primarily by lower in-season Plant Nutrients sales as a result of reduced grower application of nutrients.

See Note 1. Organization, Operations and Basis of Presentation of Notes to the Condensed Consolidated Financial Statements for discussion of the additional reporting days in the current year period resulting from our normal quarterly closing procedures.

Costs of Goods Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$419,602	$349,088	$1,210,166	$1,024,716
% change compared with prior year period	20.2%		18.1%
Gross Margin percentage	2.6%	6.8%	3.7%	11.8%

Costs of goods sold increased in the three months ended September 30, 2026 compared to the prior year period by $70.5 million (approximately 20%) due primarily to (i) increased raw material costs (approximately 18%) driven by an increase in the prices of benzene (9%) and sulfur (9%) and (ii) lower production operating rates and higher plant costs (approximately 4%) partially offset by decreased sales volume (approximately 1%).

Costs of goods sold increased in the nine months ended September 30, 2026 compared to the prior year period by $185.5 million (approximately 18%) due to (i) increased raw material costs (approximately 16%) driven by an increase in the prices of sulfur (8%), benzene (6%), and propylene (2%) (ii) lower production operating rates and higher plant costs (approximately 4%) driven primarily by utility costs and winter storm related expenses, and (iii) $26 million of insurance proceeds (approximately 2% in the prior year period which did not recur in the current year period) partially offset by decreased sales volume (approximately 3%).

Gross margin percentage decreased in the three months ended September 30, 2026 compared to the prior year period (approximately 4%) due primarily to (i) lower production operating rates (approximately 3%) and (ii) the impact of pricing, which largely offset raw material cost increases (approximately 1%).

Gross margin percentage decreased in the nine months ended September 30, 2026 compared to the prior year (approximately 8%) period due to (i) the impact of pricing, net of raw material costs (approximately 3%), (ii) lower production operating rates (approximately 3%) and (iii) absence of insurance proceeds (approximately 2%).

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative expenses	$19,196	$27,425	$63,768	$76,250
Percentage of Sales	4.5%	7.3%	5.1%	6.6%

Selling, general and administrative expenses decreased by $8.2 million and $12.5 million in the three and nine months ended September 30, 2026, respectively, compared to the prior year periods due primarily to the absence of legal and professional fees associated with strategic regulatory matters, the completion of the investment to upgrade our enterprise resource planning system in 2025, lower incentive compensation, and the execution of enterprise cost savings initiatives.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$(3,573)	$(909)	$(5,299)	$4,955
Effective tax rate	32.1%	25.6%	21.1%	8.7%

The Company’s provision (benefit) for income taxes in interim periods is computed by applying an estimated annual effective tax rate against Income (loss) before taxes for the period in addition to recording any tax effects of discrete items for the quarter. The Company’s effective tax rates for the three and nine months ended September 30, 2026 and 2025 differed from the U.S. federal statutory rate primarily due to state taxes and executive compensation deduction limitations which generally increase the rate, offset by research tax credits that generally decrease the rate. These adjustments have the inverse impact on the effective tax rate in periods with a loss before taxes. Changes in our forecasted earnings and taxable income between the second and third quarter have impacted our effective tax rate for the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, discrete tax adjustments recorded relating to Internal Revenue Code (IRC) Section 45Q tax credits of $9.7 million and return to provision adjustments related to the filing of the Company's 2024 U.S. federal income tax return of $0.2 million, offset slightly by state tax legislation changes and the vesting of equity compensation, resulted in a net 5% increase and 17% decrease to the effective tax rate for the three and nine months ended September 30, 2025, respectively.

The Company’s effective tax rate for the three months ended September 30, 2026 was higher than the prior year period due primarily to the impact of changes to the Company's forecasted earnings and taxable income in the current year period. Additionally, changes in executive compensation deduction limitations increased the current period effective tax rate relative to the prior year period, while return to provision adjustments increased the prior year period effective tax rate.

The Company’s effective tax rate for the nine months ended September 30, 2026 was higher than the prior year period due primarily to discrete tax adjustments related to IRC Section 45Q tax credits recorded in the prior year period that decreased the effective tax rate.

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

Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(7,555)	$(2,638)	$(19,853)	$52,077

As a result of the factors described above, Net income (loss) was ($7.6) million and ($19.9) million for the three and nine months ended September 30, 2026, respectively, as compared to $(2.6) million and $52.1 million in the corresponding prior year periods.

Non-GAAP Measures
(Dollars in thousands, unless otherwise noted)

The following tables set forth the non-GAAP financial measures of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net income and Adjusted EPS. Adjusted EBITDA is defined as Net income before Interest, Income taxes, Depreciation and amortization, Non-cash stock-based compensation, Non-cash amortization from acquisitions and Strategic advisory and professional fees that are not reflective of ongoing operations. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by Sales. The following tables may also present each of these measures as further adjusted. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they are used by the Company’s management to evaluate the Company’s operating performance, enhance a reader’s understanding of the financial performance of the Company, and facilitate a better comparison among fiscal periods and performance relative to the Company's competitors, as the non-GAAP measures exclude items that management believes do not reflect the Company’s ongoing operations.

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

The following is a reconciliation between the non-GAAP financial measures of Adjusted Net income, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(7,555)	$(2,638)	$(19,853)	$52,077
Non-cash stock-based compensation	675	1,632	4,553	5,919
Non-cash amortization from acquisitions	532	532	1,595	1,595
Strategic advisory and professional fees *	—	4,000	—	4,000
Income tax benefit relating to reconciling items	(234)	(1,378)	(1,082)	(2,287)
Adjusted Net income (loss) (non-GAAP)	(6,582)	2,148	(14,787)	61,304
Interest expense, net	4,027	2,322	9,065	6,119
Income tax expense (benefit) - Adjusted	(3,339)	469	(4,216)	7,242
Depreciation and amortization - Adjusted	20,537	19,795	61,225	57,371
Adjusted EBITDA (non-GAAP)	$14,643	$24,734	51,287	132,036

Sales	$430,807	$374,473	$1,256,274	$1,162,286

Adjusted EBITDA Margin** (non-GAAP)	3.4%	6.6%	4.1%	11.4%

* Legal and professional fees associated with strategic regulatory matters and potential inorganic growth options, including costs associated with a transaction that the Company is no longer pursuing.
** Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Sales.

The following is a reconciliation between the non-GAAP financial measures of Adjusted EPS to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(7,555)	$(2,638)	$(19,853)	$52,077
Adjusted Net income (loss) (non-GAAP)	(6,582)	2,148	(14,787)	61,304

Weighted-average number of common shares outstanding - basic	27,077,103	26,927,305	27,035,092	26,887,489
Dilutive effect of equity awards and other stock-based holdings	—	—	—	361,270
Weighted-average number of common shares outstanding - diluted	27,077,103	26,927,305	27,035,092	27,248,759

EPS - Basic	$(0.28)	$(0.10)	$(0.73)	$1.94
EPS - Diluted	$(0.28)	$(0.10)	$(0.73)	$1.91
Adjusted EPS - Basic (non-GAAP)	$(0.24)	$0.08	$(0.55)	$2.28
Adjusted EPS - Diluted (non-GAAP)	$(0.24)	$0.08	$(0.55)	$2.25

Liquidity and Capital Resources
(Dollars in thousands, unless otherwise noted)

Liquidity

We believe that cash balances and operating cash flows, together with available capacity under our credit agreement, as utilized in the third quarter of 2026, will provide adequate funds to support our current short-term operating objectives as well as our longer-term strategic plans, subject to the risks and uncertainties outlined below, in our "Note Regarding Forward-Looking

Statements" above, and in the risk factors previously disclosed in Item 1A of Part I of our 2025 Form 10-K. Our principal source of liquidity is our cash flow generated from operating activities, which is expected to provide us with the ability to meet the majority of our short-term funding requirements for the next twelve months and beyond. Our cash flows are affected by capital requirements and production volume, which may be materially impacted by unanticipated events such as material disruptions at our production facilities, the prices of our raw materials, general economic and industry trends and customer demand. The Company applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable capital allocation options in support of the Company’s strategy. We utilize supply chain financing and trade receivables discount arrangements with third-party financial institutions in the ordinary course, which optimize terms and conditions related to accounts receivable and accounts payable in order to enhance liquidity and enable us to efficiently manage our working capital needs. In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on the safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

As of the end of the third quarter of 2026, the Company had approximately $22.6 million of cash on hand with approximately $154 million of additional capacity available under the Revolving Credit Facility. Capital expenditures are expected to be approximately $90 million in 2026 compared to $116 million in 2025, reflecting a risk-based prioritization of base investments and enterprise programs with continued progression of growth programs including our SUSTAIN program.

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

The Company made cash contributions to the defined benefit pension plan of $1.6 million during the nine months ended September 30, 2026 with no contributions made in the first half of 2026. Additional contributions may be made in future periods sufficient to satisfy pension funding requirements in those periods or on a discretionary basis.

As of September 30, 2026, the Company has repurchased a total of 6,394,371 shares of common stock life-to-date, including 1,148,915 shares withheld to cover tax withholding obligations in connection with the vesting of awards, for an aggregate of $195.5 million at a weighted average market price of $30.58 per share. As of September 30, 2026, approximately $62.0 million remained available for share repurchases under the current authorization approved by the Board on February 17, 2023. The Company has not repurchased any shares under the currently authorized repurchase program since June 2024. During the period October 1, 2026 through October 23, 2026, no additional shares were repurchased under the currently authorized repurchase program and 1,262 were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

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

As of September 30, 2026, the Company did not have any off-balance sheet arrangements as described in Instruction 8 to Item 303(b) of Regulation S-K and did not have any material changes in the commitments or contractual obligations detailed in the 2025 Form 10-K (see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources - Liquidity"). The Company has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Dividends

The Company commenced the declaration of dividends on September 28, 2021.

Dividends paid during 2026 and the dividend announced on the date of this filing are as follows:

Date of Announcement	Date of Record	Date Payable	Dividend per Share	Total Approximate Dividend Amount ($M)
11/4/2026	11/17/2026	12/1/2026	$0.16	$4.3
8/7/2026	8/18/2026	9/1/2026	$0.16	$4.3
5/8/2026	5/19/2026	6/2/2026	$0.16	$4.3
2/20/2026	3/9/2026	3/23/2026	$0.16	$4.3

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

Credit Agreement

On August 14, 2026 the Company completed a refinancing of the Original Credit Agreement by entering into the Credit Agreement, which provides for the Facilities. See "Note 8. Long-Term Debt and Credit Agreement" to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information relating to the Credit Agreement.

We were in compliance with all of our covenants under the Credit Agreement at September 30, 2026 and are in compliance with all of such covenants through the date of the filing of this Form 10-Q.

We had a borrowed balance of $215 million under the Original Credit Agreement at December 31, 2025. We borrowed an incremental net amount of $55 million under the Original Credit Agreement and Credit Agreement during the nine months ended September 30, 2026, bringing the balance under the Credit Agreement to $270 million and available credit for use of approximately $154 million as of September 30, 2026. We expect that Cash provided by operating activities will fund future interest payments on the Company's outstanding indebtedness.

Cash Flow Summary

	Nine Months Ended September 30,
	2026	2025
Cash provided by (used for):
Operating activities	$42,668	$59,141
Investing activities	(75,471)	(95,002)
Financing activities	35,587	39,993
Net change in cash and cash equivalents	$2,784	$4,132

Cash provided by operating activities decreased by $16.5 million for the nine months ended September 30, 2026 versus the prior year period due primarily to (i) a $71.9 million decrease in Net income, (ii) a $23.0 million unfavorable impact from Accrued liabilities, and (iii) an unfavorable impact of $17.6 million from Deferred income taxes. These net unfavorable impacts were partially offset by an $80.0 million favorable cash impact from disciplined working capital performance (comprised of

Accounts and other receivables, Inventories, Accounts payable and Deferred income and customer advances) and the favorable impact of $22.1 million from Taxes receivable and Income taxes payable combined, primarily driven by changes in tax position.

Cash used for investing activities decreased by $19.5 million for the nine months ended September 30, 2026 versus the prior year period due primarily to disciplined spending on replacement maintenance while maintaining progress on growth and other enterprise programs.

Cash provided by financing activities decreased by $4.4 million for the nine months ended September 30, 2026 versus the prior year period due primarily to payments for finance fees related to the Company's debt refinance completed during August 2026. Net borrowings were flat during the nine months ended September 30, 2026 compared to the prior year period.
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

The following table summarizes ongoing and expansion capital expenditures:

Nine Months Ended September 30, 2026
Capital expenditures in Accounts payable at December 31, 2025	$26,670
Purchases of property, plant and equipment	56,565
Less: Capital expenditures in Accounts payable at September 30, 2026	(8,310)
Cash paid for capital expenditures	$74,925

For 2026, we expect our total capital expenditures to be approximately $90 million as discussed in the Liquidity section above.

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

Recent Accounting Pronouncements

See “Note 2. Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements included in Part I. Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to risk based on changes in interest rates during the nine-month period ended September 30, 2026 relates primarily to our variable-rate debt under the Credit Agreement, including borrowings under the Revolving Credit Facility and the Term Facility. These Facilities bear interest at floating rates based on SOFR and other applicable benchmark rates, plus an applicable margin. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement.

Based on current borrowing levels at September 30, 2026, a 25-basis point fluctuation in interest rates for the nine months ended September 30, 2026 would have resulted in an increase or decrease to our interest expense of approximately $0.7 million.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2026, the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims that arise in the ordinary course of our business operations. We are not a party to, and, to our knowledge, there are no pending claims or actions against us, the ultimate disposition of which could be expected to have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

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

The below table sets forth the repurchases of Company common stock, by month, for the quarter ended September 30, 2026. During the quarter ended September 30, 2026, no additional shares were purchased under our share repurchase program and 2,491 shares were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2026		—	$—	—	$61,957,898
August 2026		—	—	—	61,957,898
September 2026	(1)	2,491	16.39	—	61,957,898
Total		2,491	$16.39	—
(1) Total number of shares purchased includes 2,491 shares covering tax withholding obligations in connection with the vesting of equity awards.

During the period October 1, 2026 through October 23, 2026, no additional shares were repurchased under the currently authorized repurchase program and 1,262 were withheld to cover tax withholding obligations in connection with the vesting of equity awards.

ITEM 5. OTHER INFORMATION

Insider Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408 of Regulation S-K.

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
10.1
Credit Agreement, dated as of August 14, 2026, among AdvanSix Inc., the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2026).

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

ADVANSIX INC.

Date: November 4, 2026	By:	/s/ Patrick C. Day
Patrick C. Day
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)